Form 10-Q
period 1996-03-31
RANCON REALTY FUND IV
filed 1996-05-16
CIK 743870

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



               [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF  THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                          OR

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number:   0-14207


                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)



                   California                               33-0016355
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization                   Identification)

     400 South El Camino Real, Suite 1100
             San Mateo, California                            94402
             (Address of principal                          (Zip Code)
              executive offices)


                                   (415)  343-9300
                 (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X     No

            Total number of units outstanding as of March 31, 1996: 79,844

          PART 1.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)
                                                  March 31,   December 31,
          Assets                                     1996         1995
          ------                                   -------      -------
          Investments in real estate:
            Rental property (net of accumulated
              depreciation of $12,080 and
             $11,800 at March 31, 1996 and
             December 31, 1995, respectively)    $  30,622    $  30,766
            Construction in progress                 6,110        2,931
            Land held for development                8,083        9,088
            Land held for sale                       1,428        1,632
                                                  --------     --------
          Total investments in real
           estate, net                              46,243       44,417
          Cash and cash equivalents                  1,193        1,296
          Cash restricted for construction             401          926
          Tenant and interest receivable                45            8
          Note receivable                              405          405
          Other assets (net of accumulated
            amortization of $719 and $674 at
            March 31, 1996 and December 31,
            1995, respectively)                      1,344        1,230
                                                  --------     --------
              Total Assets                       $  49,631    $  48,282
                                                  ========     ========
          Liabilities and Partners' Equity
          --------------------------------
          Liabilities:
            Accounts payable and other
             liabilities                         $     603    $     356
            Interest payable                            38          ---
            Notes payable                           13,270       11,757
                                                  --------     --------
              Total Liabilities                     13,911       12,113
                                                  --------     --------
          Partners' equity (deficit):
            General partners'                         (891)        (891)
            Limited partners' (79,844
             limited partnership units
             outstanding)                           36,611       37,060
                                                  --------     --------
            Total Partners' Equity                  35,720       36,169
                                                  --------     --------
              Total Liabilities and
               Partners' Equity                  $  49,631    $  48,282
                                                  ========     ========
                   See accompanying notes to financial statements.

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                          Three Months
                                                              Ended
                                                          ------------
                                                     March 31,      January 31,
                                                       1996            1995
                                                     --------        --------
      Rental income                                  $  1,120        $  1,519
      Interest and other income                            28              12
                                                     --------        --------
             Total revenues                             1,148           1,531

      Operating Costs and Expenses:
        Operating (including $61 reimbursed to
          Sponsor in 1995)                                525             646
        Depreciation and amortization                     303             359
        Interest expense                                  261             165
        Expenses associated with undeveloped
         land (including $4 reimbursed to
         Sponsor in 1995)                                 183             233
        Administrative expenses (including $304
         to Sponsor in 1995)                              325             471
                                                       ------          ------
             Total operating costs and expenses         1,597           1,874
                                                       ------          ------

      Net loss                                        $  (449)        $  (343)
                                                       ======          ======


      Net loss allocable to limited partners          $  (449)        $  (343)
                                                       ======          ======
      Net loss per limited partnership unit           $ (5.62)        $ (4.29)
                                                       ======          ======
      Weighted average number of limited
       partnership units outstanding during
       each period used to compute earnings
        per limited partnership unit                   79,844          79,864
                                                     ========        ========










                   See accompanying notes to financial statements.

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
            For the three months ended March 31, 1996 and January 31, 1995
                             (in thousands except units)



                                           General   Limited
                                          Partners  Partners    Total

      Balance at December 31, 1995       $   (891) $ 37,060   $ 36,169

      Net loss                                ---      (449)      (449)
                                          -------   -------    -------
      Balance at March 31, 1996          $   (891) $ 36,611   $ 35,720
                                          =======   =======    =======



      Balance at October 31, 1994        $   (891) $ 50,797   $ 49,906

      Net loss                                ---      (343)      (343)
                                          -------   -------    -------
      Balance at January 31, 1995        $   (891) $ 50,454   $ 49,563
                                          =======   =======    =======





























                     See accompany notes to financial statements.

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                           Three Months Ended
                                                       March 31,    January 31,
                                                         1996           1995
                                                        -------      -------
      Cash Flows From Operating Activities:
         Net loss                                      $   (449)      $   (343)
         Adjustments to reconcile net loss to
          net cash provided by (used for)
          operating activities:
            Depreciation and amortization                   303            359
            Amortization of loan fees                        22              8
            Changes in assets and liabilities:
               Tenant and interest receivable               (37)             7
               Other assets                                  47           (196)
               Accounts payable and other liabilities       247           (237)
               Interest payable                              38            ---
               Payable to Sponsor                           ---             (2)
               Lease commissions paid                       (20)           (15)
                                                       --------       --------
         Net cash provided by (used for)
          operating activities                              151           (419)
                                                       --------       --------
      Cash Flows From Investing Activities:
       Funds released from restricted cash                  525            ---
       Proceeds from sale of real estate                     84            ---
       Collection on notes receivable                       ---            720
       Property acquisition and development costs        (2,354)          (418)
                                                       --------       --------
         Net cash provided by (used for)
          investing activities                           (1,745)           302

      Cash Flows From Financing Activities:
       Net loan proceeds                                  1,547            ---
       Payments on notes payable                            (34)           (28)
       Payment of loan fees                                 (22)           (12)
                                                       --------       --------
         Net cash provided by (used for)
          financing activities                            1,491            (40)
                                                       --------       --------
      Net increase (decrease) in cash                      (103)          (157)

      Cash at beginning of period                         1,296          1,555
                                                       --------       --------
      Cash at end of period                            $  1,193       $  1,398
                                                       ========       ========
      Supplemental disclosure of cash flow information:

         Cash paid for interest                       $     201      $     162
                                                       ========       ========
         Interest capitalized                         $     ---      $       4
                                                       ========       ========


                   See accompanying notes to financial statements.

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
                    POLICIES
                    --------------------------------------------------
          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the Partnership) as of March 31, 1996 and December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the three months ended March 31, 1996 and January 31, 1995.

          Effective  with   the  year   ended   December  31,   1996,   the
          Partnership's year end has been changed from October 31 to December 31.

          Since the Partnership's operations is not seasonal, the change in year end resulted in first quarter comparison between years comparing a different three month period.

          Effective January 1, 1994 the Partnership had contracted with RFC to perform on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services were provided by RFC subject to the provisions of the Partnership Agreement. Prior to January 1, 1994 the Partnership had contracted with Partnership Asset Management Company, a California corporation, to perform the same services. Effective January 1, 1994, RFC entered into an agreement with the owner of Partnership Asset Management Company to purchase all of its outstanding shares of stock. Partnership Asset Management Company was not considered to be an affiliate of the Partnership or RFC, at the time of the purchase.

          In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          fee of $993,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

          As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

          Reclassification - Certain 1995 balances have been reclassified to conform with the current period presentation.

          Note 2.  REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                   ----------------------------------------------
          These   unaudited  financial   statements  should   be   read  in
          conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

          Note 3.  RELATED PARTY TRANSACTIONS
                   --------------------------
          The Partnership had an agreement with the Sponsor for property management services through December 31, 1994. The agreement provided for a management fee equal to 5% of gross rentals collected while managing the properties. Fees incurred under this agreement totaled $61,000 for the three months ended January 31, 1995. Effective January 1, 1995, the Partnership contracted with Glenborough to provide these services to the Partnership (see Note 1).

          The Partnership incurred $4,000 in program management fees to the Sponsor during the three months ended January 31, 1995. The Sponsor received this fee for its management and administration of unimproved or non-income producing properties. As a result of the agreement with Glenborough (see Note 1), effective January 1, 1995, this fee is no longer payable to the Sponsor or to Glenborough.

          The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1995, such services are being provided by Glenborough as described in
          Note 1.

          As a result of the agreement between the Sponsor and Glenborough, the Sponsor terminated approximately 82 employees who were previously responsible for performing the administrative, legal and development services to the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon partnerships. Such costs allocated to the Partnership aggregated $200,000 and are included in administrative costs for the three months ended January 31, 1995.

          The  remainder   of  the  reimbursable  costs   incurred  by  the
          Partnership totaled $104,000 for the three months ended January 31, 1995. Of the costs incurred, $43,000 was capitalized.

          Note 4.  INVESTMENT IN REAL ESTATE
                   -------------------------
          During the three months ended March 31, 1996, the Partnership received letters of intent to sign leases on buildings to be constructed on 3.19 acres of Tri-City Corporate Center in San Bernardino, California. As such, the Partnership has reclassified $990,000 from land held for development to construction in progress.

          On March 26, 1996, 1.3 acres of land in Temecula, California was sold for $275,000. This parcel of land had previously been classified as land held for sale. The Partnership's net sale proceeds, after allocating $165,000 for future site improvements, was approximately $84,000. The net proceeds were added to the Partnership's cash reserves and will be used to complete improvements on the remaining lots, which are expected to greatly assist marketing efforts for the property. Since a provision for impairment of investment in real estate was established in 1995, this sale did not result in a gain or loss on the transaction.

          Note. 5.  SUBSEQUENT EVENT
                    ----------------
          On April 19, 1996, the Partnership borrowed $6,500,000 in financing, secured by Carnegie Business Center I, Service Retail and Promotional Retail Center. After disbursing $5,901,000 for the payoff of the existing Far East National Bank, Chino Valley Bank, and Imperial Bank loans, as well as the payment of loan fees, the Partnership received approximately $599,000 in refinancing proceeds which is net of $150,000 held in reserve for

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          final tenant improvements on a portion of Promotional Retail Center. The net proceeds have been added to the Partnership's cash reserves for future site improvements, primarily at the Inland Regional Center.

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          In addition, the Partnership expects to close escrow mid May 1996 on a $2,500,000 loan from Citizens Business Bank, secured by the Inland Regional Center. This loan will fund the balance of construction costs on the Inland Regional Center Building.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Conditions and Results of Operations.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          As of July, 1987, Rancon Realty Fund IV (the Partnership) was fully funded from the sale of all limited partnership units in the amount of $72,556,000 (net of selling and organization expenses). As of March 31, 1996, the Partnership had cash of $1,193,000 (the Partnership Agreement requires the Partnership to maintain initial working capital reserves of 1 percent of gross proceeds from the sale of Units or $809,000). The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $46,201,000 at March 31, 1996.

          The Partnership's primary sources of funds consist of the proceeds of its public offering of limited partnership units and cash provided by its rental activities. Other sources of funds include the financing of certain of the Partnership's operating properties, construction financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

          A majority of the Partnership's assets are located within the Inland Empire submarket of the Southern California region. The Southern California regional economy in general, and the real estate industry in particular, is considered to be in a recessionary cycle. The Partnership may receive both positive and negative effects from these current market conditions. Potential negative effects include the delinquency of lease and mortgage payments owed to the Partnership and a decrease in competitive market lease rates and land prices. The Partnership may benefit from the current economic and financing conditions due to the general lack of new competitive product being constructed, potentially causing greater absorption of existing inventory.

          Other assets increased 9% or $114,000 at March 31, 1996 from December 31, 1995 largely as a result of the $165,000 held in escrow for further site improvements from the 1.3 acre land sale in Temecula, California.

          Accounts payable and other liabilities increased 69% or $247,000 at March 31, 1996 from December 31, 1995 due primarily to three months of property tax accruals on the Partnership's operating properties and undeveloped land.

          Five properties  within the Tri-City Corporate  Centre project in
          San   Bernardino,  California   (Tri-City)  are   operating  with
          approximately 292,000 total leasable square feet.

          In 1994, the Partnership negotiated a 13-year lease with Inland Regional Center (IRC) for an 81,000 square foot build-to-suit office building. Construction has been financed through three separate lenders, as needed, in the following order: (i) a $2,400,000 loan secured by Tri-City's existing One Vanderbilt building. Proceeds from this loan were received in March, 1995 with $2,376,000 outstanding at March 31, 1996; (ii) a $2,800,000 construction loan secured by Tri-City's Service Retail Center and Carnegie Business Center. The loan balance outstanding at March 31, 1996 was $1,470,000; and (iii) a $1,000,000 construction loan
          secured  by  the  IRC  building.    As  of  March  31,  1996, the
          Partnership had not yet drawn on this construction loan. Construction of the IRC building continues, and the lease is scheduled to commence upon completion of construction in the latter part of fiscal 1996.

          On April 19, 1996, the Partnership borrowed $6,500,000 under new permanent financing. This loan is a 10-year fixed rate loan with a 25-year amortization, bearing interest at 8.744%. This loan funded the payoff of three existing loans including two discussed in the paragraph above in (i) and (ii) and a $741,000 construction loan which was originally due February 15, 1996, but was extended pending the finalization of this new financing. After considering refinancing and other fees, and the funds left in escrow for tenant improvements at the Promotional Retail Center, the Partnership will net approximately $664,000 in proceeds. In addition to the financing proceeds, the Partnership benefitted from the extension of the weighted average maturity of the three existing loans from 1.75 years to 10 years on the new loan, and the reduction of the weighted average interest rate from 9.72% to 8.74%.

          Offsite improvements remain on hold at Lake Elsinore Square in Lake Elsinore, California pending recovery of the housing market. The tentative parcel map has been approved and the final map was being processed when further activity was put on hold and thus the tentative parcel map has expired.

          There has been no development of the Perris property to date. The property continues to be marketed for sale by the Partnership to retail users and interested developers.

          The reacquired 12.4 acre property in Temecula, California has been divided into 12 separate parcels via a parcel map approved December, 1995. Final map approval was received January 2, 1996. In March 1996, the Partnership executed a sale on a 1.3 acre parcel. The Partnership's net sale proceeds, after allocating $165,000 for future site improvements, was approximately $84,000. The proceeds from this sale will be used to complete improvements on the remaining lots, which will greatly assist marketing efforts of such property.

          Portions of the property at Tri-City sold during fiscal 1989, 1991 and 1993 included lots 8 and 9, the Chili's and TGI Friday's restaurants and a 1.5 acre fire station site. The Partnership continues to hold a note receivable in the amount of $405,000 related to the sale of the TGI Friday's restaurant. The Partnership does not anticipate the sale of any significant portion of the balance of the Tri-City property (except the Land fill) until after the completion of development of such property or the liquidation of the Partnership. Any cash generated from property sales may be utilized in the development of other properties or distributed to the partners. The General Partners continue to assess the real estate market in Southern California in an effort to determine an appropriate time to liquidate the Partnership.

          Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties which might affect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

          Management believes that the Partnership's cash balance as of March 31, 1996, together with cash from operations and construction loan financing,  will be sufficient  to finance  the
          Partnership's and the properties' continued operations and development plans. If construction loan financing is not available, development plans will be postponed.

          RESULTS OF OPERATIONS
          ---------------------
          The Partnership's year end has been changed from October 31 to December 31. Since the Partnership's operations are not seasonal, first quarter comparisons will reflect the three months ended March 31, 1996 versus the three months ended January 31, 1995.

          Rental income for the three months ended March 31, 1996 decreased $399,000 or 26% from the three months ended January 31, 1995 primarily as a result of a decrease in average occupancy at most of the Tri-City properties, as further detailed in the table below.

          Occupancy rates at the Partnership's Tri-City properties as of March 31, 1996 and January 31, 1995 were as follows:

                                                    March 31,   January 31,
                                                      1996         1995
                                                    --------     --------
             One Vanderbilt                            59%          98%
             Two Vanderbilt                            13%          97%
             Service Retail Center                     97%         100%
             Carnegie Business Center I                87%          97%
             Promotional Retail Center-Phase I         97%          97%

          One tenant at Tri-City occupies a substantial portion of leased office space, ITT Educational Services, with two leases which expire in November, 1997 and September, 2002. The three major tenants at the Promotional Retail Center in Tri-City, Discovery Zone, Comp USA and PetsMart, have lease expiration dates of August, 2005, August, 2003, and January, 2009, respectively. These four tenants, in the aggregate, occupy approximately 97,000 square feet or 33% of the 292,000 total leasable square feet at Tri-City. Prior to November 1995, Aetna Health Management

          (Aetna) occupied 74,000 square feet of space at One Vanderbilt, Two Vanderbilt and Carnegie Business Center I. Upon their lease expiration, Aetna vacated. Management is currently in various stages of negotiations on six new leases totaling 45,000 square feet of space. Management is also negotiating a lease for 38,000 square feet of space which would require development of land in Tri-City which is currently vacant.

          Operating expenses (expenses applicable to rental income) for the three months ended March 31, 1996 decreased $121,000 or 19% from the three months ended January 31, 1995 due primarily to: (i) lowered utility costs and management fees associated with decreased occupancy from January 31, 1995 to March 31, 1996, discussed above;
          and (ii) a significant amount of property tax refunds as a result of successful tax appeals.

          Depreciation and amortization  for the three  months ended  March
          31, 1996 decreased $56,000 or 16% from the three months ended January 31, 1995 primarily as a result of fully depreciating and amortizing tenant improvements and leasing commissions upon the expiration of tenant leases.

          Interest expense for the three months ended March 31, 1996 increased $96,000 or 58% from the three months ended January 31, 1995, primarily as a result of the additional notes payable obtained to facilitate construction in 1995 and 1996.

          Expenses associated with undeveloped land for the three months ended March 31, 1996 decreased $50,000 or 21% from the three months ended January 31, 1995 primarily as a result of the current capitalization (construction in progress) of property taxes for the Inland Regional Center site.

          Administrative expenses, prior to capitalization, during the three months ended March 31, 1996 decreased $146,000 or 31% from the three months ended January 31, 1995. This decrease is primarily the result of: (i) the one-time payment of severance to RFC's terminated employees in the three months ended January 31, 1995.

          Interest income for the three months ended March 31, 1996 increased $16,000 or 133% from the three months ended January 31, 1995 primarily due to an increased level of funds being placed in interest bearing accounts in 1996.

          Part 2.   OTHER INFORMATION


          Item 1.   Legal Proceedings

                    None.

          Item 2.   Changes in Securities

                    Not applicable.

          Item 3.   Defaults Upon Senior Securities

                    Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 5.   Other Information

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    None.

               (b)  Reports on Form 8-K:

                    None.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RANCON REALTY FUND IV,
                                a California Limited Partnership
                                (Registrant)




          Date:May 13, 1996         By: /s/ Daniel L. Stephenson
                                    Daniel  L. Stephenson,  General Partner
                                    and Director, President,
                                    Chief Executive Officer and
                                    Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Realty Fund IV,
                                    a California Limited Partnership