Form 10-Q
period 1996-06-30
RANCON REALTY FUND IV
filed 1996-08-14
CIK 743870

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



               [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF  THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

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

                               Yes    X     No

            Total number of units outstanding as of June 30, 1996: 79,846

          PART 1.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP
                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)
                                                   June 30,   December 31,
                                                     1996         1995
                                                   -------     -----------
          Assets
          ------
          Investments in real estate:
            Rental property (net of accumulated
              depreciation of $12,362 and
             $11,800 at June 30, 1996 and
             December 31, 1995, respectively)    $  38,294    $  30,766
            Construction in progress                 1,006        2,931
            Land held for development                8,476        9,088
            Land held for sale                       1,386        1,632
                                                  --------     --------
          Total investments in real
           estate, net                              49,162       44,417

          Cash and cash equivalents                    917        1,296
          Cash restricted for construction             100          926
          Tenant and interest receivable                 9            8
          Note receivable                              405          405
          Other assets (net of accumulated
            amortization of $563 and $674
            at June 30, 1996 and December
            31, 1995, respectively)                  1,586        1,230
                                                  --------     --------
              Total Assets                       $  52,179    $  48,282
                                                  ========     ========
          Liabilities and Partners' Equity
          --------------------------------
          Liabilities:
            Accounts payable and other
             liabilities                         $   1,630    $     356
            Interest payable                            47          ---
            Notes payable                           15,525       11,757
                                                  --------     --------
              Total Liabilities                     17,202       12,113
                                                  --------     --------
          Partners' equity (deficit):
            General partners'                         (891)        (891)
            Limited partners' (79,846
             limited partnership units
             outstanding)                           35,868       37,060
                                                  --------     --------
            Total Partners' Equity                  34,977       36,169
                                                  --------     --------
              Total Liabilities and
               Partners' Equity                  $  52,179    $  48,282
                                                  ========     ========

                   See accompanying notes to financial statements.

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
            (in thousands, except per unit amounts and units outstanding)
                                     (Unaudited)
                                           Three months        Six months
                                               ended              ended
                                         June 30, April 30, June 30, April 30,
                                           1996     1995      1996     1995
                                        -------   -------   ------   -------
      Revenues:
        Rental income                   $ 1,049   $ 1,461   $ 2,169  $ 2,980
        Interest and other income            26        42        54       54
                                        -------   -------   -------  -------
             Total revenues               1,075     1,503     2,223    3,034
                                        -------   -------   -------  -------
      Operating Costs and Expenses:
        Operating (including $61 reim-
         bursed to Sponsor in 1995)         527       590     1,052    1,236
        Depreciation and amortization       425       374       728      733
        Interest expense                    317       160       578      325
        Expenses associated with
         undeveloped land (including
         $4 reimbursed to Sponsor
         in 1995)                           219       178       402      411
        Administrative expenses
         (including $304 to Sponsor
         in 1995)                           330       332       655      803
                                         ------    ------    ------   ------
           Total operating costs
            and expenses                  1,818     1,634     3,415    3,508
                                         ------    ------    ------   ------

      Net loss                          $  (743)  $  (131)  $(1,192) $  (474)
                                        =======   =======   =======  =======

      Net loss per limited
        limited partnership unit        $ (9.31)  $ (1.64)  $ 14,93) $ (5.94)
                                        =======   =======   =======  =======
      Distributions per limited
        partnership unit                $   ---   $   ---   $   ---  $   ---
                                        =======   =======   =======  =======

      Weighted average number of
        limited partnership units
        outstanding during each
        period used to compute
        net loss per limited
        partnership unit                 79,846    79,849    79,846   79,855
                                        =======   =======   =======  =======


                   See accompanying notes to financial statements.

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
              For the six months ended June 30, 1996 and April 30, 1995
                                    (in thousands)
                                     (Unaudited)

                                               General   Limited
                                              Partners  Partners    Total
                                             --------  ---------  --------
          Balance at December 31, 1995       $   (891) $ 37,060   $ 36,169

          Net loss                                ---    (1,192)    (1,192)
                                              -------   -------    -------
          Balance at June 30, 1996           $   (891) $ 35,868   $ 34,977
                                              =======   =======    =======



          Balance at October 31, 1994        $   (891) $ 50,797   $ 49,906

          Retirement of Limited
            Partnership Units                     ---       (12)       (12)

          Net loss                                ---      (474)      (474)
                                              -------   -------    -------
          Balance at April 30, 1995          $   (891) $ 50,311   $ 49,420
                                              =======   =======    =======

























                   See accompanying notes to financial statements.

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                          Six months ended
                                                      June 30,      April 30,
                                                        1996           1995
                                                       -------      -------
     Cash Flows From Operating Activities:
        Net loss                                      $ (1,192)      $   (474)
        Adjustments to reconcile net loss to
         net cash provided by (used for)
         operating activities:
           Depreciation and amortization                   728            733
           Changes in assets and liabilities:
              Tenant and interest receivable                (1)            44
              Other assets                                (284)          (300)
              Accounts payable and other liabilities     1,274           (333)
              Interest payable                              47            ---
              Payable to Sponsor                           ---            (2)
              Lease commissions paid                       (38)           (4)
                                                      --------      --------
        Net cash provided by (used for)
         operating activities                              534          (336)
                                                      --------      --------
     Cash Flows From Investing Activities:
      Funds released from restricted cash                  826           ---
      Proceeds from sale of real estate                    248           ---
      Collection on notes receivable                       ---           720
      Property acquisition and development costs        (5,556)         (771)
                                                      --------      --------
        Net cash used for investing activities          (4,482)          (51)

     Cash Flows From Financing Activities:
      Net loan proceeds                                 10,288         2,228
      Payments on notes payable                         (6,520)          (61)
      Other liabilities                                    ---             5
      Retirement of Limited Partnership Units              ---           (12)
      Payment of loan fees                                (199)          ---
                                                      --------      --------
        Net cash provided by financing activities        3,569         2,160
                                                      --------      --------
     Net increase (decrease) in cash                      (379)        1,773

     Cash at beginning of period                         1,296         1,555
                                                      --------      --------
     Cash at end of period                            $    917      $  3,328
                                                      ========      ========
     Supplemental disclosure of cash
      flow information:

        Cash paid for interest                        $    528      $    366
                                                      ========      ========
        Interest capitalized                          $    ---      $      4
                                                      ========      ========

                   See accompanying notes to financial statements.

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   SIGNIFICANT ACCOUNTING POLICIES
                    -------------------------------
          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the Partnership) as of June 30, 1996 and December 31, 1995, and the related statements of operations for the three and six months ended June 30, 1996 and April 30, 1995, and changes in partners' equity and cash flows for the six months ended June 30, 1996 and April 30, 1995.

          Effective   with  the   year  ending   December  31,   1996,  the
          Partnership's year end has been changed from October 31 to December 31.

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

          In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $993,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          rental receipts. As part of this agreement, Glenborough has and will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

          As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, June 30, 1995 and July 1, 1995.

          Organization - In order to satisfy certain lender requirements for the Partnership's new loan secured by Carnegie Business Center I, Service Retail Center and Promotional Retail Center (see Note 5), Rancon Realty Fund IV Tri City Limited Partnership, a Delaware limited partnership ("RRF IV Tri City") was formed in April, 1996. The three properties securing the loan were contributed to RRF IV Tri City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc., wholly owned by the Partnership.

          Since  the Partnership indirectly owns  100% of RRF  IV Tri City,
          the  financial   statements  of  RRF   IV  Tri  City   have  been
          consolidated with those of the Partnership.

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

          Note 3.  RELATED PARTY TRANSACTIONS
                   --------------------------
          The Partnership had an agreement with the Sponsor for property management services through December 31, 1994. The agreement provided for a management fee equal to 5% of gross rentals collected while managing the properties. Fees incurred under this agreement totaled $61,000 for the six months ended April 30, 1995. Effective January 1, 1995, the Partnership contracted with Glenborough to provide these services to the Partnership (see
          Note 1).

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          The Partnership incurred $4,000 in program management fees to the Sponsor during the six months ended April 30, 1995. The Sponsor received this fee for its management and administration of unimproved or non-income producing properties. As a result of the agreement with Glenborough (see Note 1), effective January 1, 1995, this fee is no longer payable to the Sponsor or to Glenborough.

          The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1995, such services are being provided by Glenborough as described in
          Note 1.

          As a result of the agreement between the RFC and Glenborough (see
          Note 1), RFC terminated approximately 82 employees who were previously responsible for performing the administrative, legal and development services to the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon partnerships. Such costs allocated to the Partnership aggregated $200,000 and are included in administrative costs for the six months ended April 30, 1995.

          The  remainder   of  the  reimbursable  costs   incurred  by  the
          Partnership totaled $104,000 for the six months ended April 30, 1995. Of the costs incurred, $43,000 was capitalized.

          Note 4.  INVESTMENT IN REAL ESTATE
                   -------------------------
          In the second quarter of 1996, construction was officially completed on the Inland Regional Center ("IRC") project and the tenant commenced its 13-year lease. As a result, $7,791,000 of the IRC construction cost was reclassified from construction in progress to rental property.

          During the first quarter of 1996, the Partnership received letters of intent to sign leases on two single tenant retail buildings to be constructed on 3.19 acres of Tri-City Corporate Center in San Bernardino, California. The Partnership commenced construction on the 3.19 acres in 1996 and accordingly reclassified $990,000 from land held for development to construction in progress. In addition, the Partnership incurred $16,000 in construction costs during the six months ended June 30, 1996.

          On March 26, 1996, 1.3 acres  of land in Temecula, California was
          sold  for  $275,000.   This parcel  of  land had  previously been

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          classified as land held for sale. The Partnership's net sale proceeds, after allocating $165,000 for future site improvements, was $84,000. The net proceeds were added to the Partnership's cash reserves and will be used to complete improvements on the remaining lots, which are expected to greatly assist marketing efforts for the property. Since a provision for impairment of investment in real estate was established in 1995, this sale did not result in a gain or loss on the transaction.

          Note. 5.  NOTES PAYABLE
                    -------------
          On  April  19,  1996,  the  Partnership  obtained  new  permanent financing of $6,500,000, secured by real estate referred to as Carnegie Business Center I, Service Retail Center and Promotional Retail Center. After disbursing $6,035,000 for the payoff of the existing Far East National Bank, Chino Valley Bank, and Imperial Bank loans, as well as the payment of loan fees, the Partnership received approximately $465,000 in refinancing proceeds, net of $150,000 held in reserve for final tenant improvements on a portion of Promotional Retail Center. The net proceeds were added to the Partnership's cash reserves for future site improvements.

          The new  loan  is  a  10-year  fixed rate  loan  with  a  25-year amortization and matures on May 1, 2006. The loan accrues interest at a rate of 8.744% per annum with $53,413 in principal and interest payments due monthly, commencing June 1, 1996.

          On May 14, 1996, the Partnership closed escrow on a $2,500,000 construction loan from Citizens Business Bank, secured by the Inland Regional Center building. Through June 30, 1996, the Partnership had drawn $652,000 of the total $2,500,000 available for the completion of the Inland Regional Center construction.

          The loan is a five year fixed rate loan due April 23, 2001, accruing interest at the rate of 8.75% per annum. Monthly payments of interest only are due for three months commencing May 23, 1996. Beginning August 23, 1996, $20,771 in principal and interest payments will be due monthly.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Conditions and Results of Operations.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          As of July, 1987, Rancon Realty Fund IV (the Partnership) was fully funded from the sale of all limited partnership units in the amount of $72,556,000 (net of selling and organization expenses). As of June 30, 1996, the Partnership had cash of $917,000 (the Partnership Agreement requires the Partnership to maintain initial working capital reserves of 1 percent of gross proceeds from the sale of Units or $809,000). The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $49,162,000 at June 30, 1996.

          The Partnership's primary sources of funds consist of the proceeds of its public offering of limited partnership units, new financing and cash provided by its rental activities. Other sources of funds include, construction financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

          A majority of the Partnership's assets are located within the Inland Empire submarket of the Southern California region. The Southern California regional economy in general, and the real estate industry in particular, is considered to be in a recessionary cycle. The Partnership may realize both positive and negative effects from these current market conditions. Potential negative effects include the delinquency of lease and mortgage payments owed to the Partnership and a decrease in competitive market lease rates and land prices, and an inability to obtain financing for further property development. The Partnership may benefit from the current economic and financing conditions due to the general lack of new competitive product being constructed, potentially causing greater absorption of existing inventory.

          Other assets increased 29% or $356,000 at June 30, 1996 from December 31, 1995 largely as a result of: i) the $165,000 held in escrow for further site improvements from the March, 1996 1.3 acre land sale in Temecula, California; ii) the $150,000 held in escrow for future tenant improvements from the April, 1996 $6,500,000 financing described below; and iii) the loan fees paid in connection with the $6,500,000 financing, netted against the retirement of unamortized loan fees related to the loans paid off.

          Accounts payable and other liabilities increased approximately four and one-half times or $1,274,000 from December 31, 1995 to June 30, 1996 due to an outstanding invoice related to the
          construction  of  IRC.    Once  funding  was  received  from  the
          construction loan (described below) in July, 1996, 77% or $986,000 of this balance was immediately paid. The remaining balance primarily represents normal payables and accrued expenses (including property taxes).

          With the signing of a 13-year lease with Inland Regional Center and the completion of construction of the 81,000 square foot IRC building, the Partnership now has six operating properties within the Tri-City Corporate Center project in San Bernardino, California (Tri-City) with approximately 373,000 total leasable square feet.

          On April 19, 1996, the Partnership borrowed $6,500,000 under new permanent financing. The loan is a 10-year fixed rate loan with a 25-year amortization, bearing interest at 8.744% per annum with monthly principal and interest payments of $53,413. The loan proceeds were used to payoff three existing loans. After paying refinancing and other fees, and placing funds in escrow for tenant improvements for the Promotional Retail Center, the Partnership netted approximately $465,000 in proceeds. In addition to the financing proceeds, the Partnership benefitted from the extension of the weighted average maturity of the three existing loans from 1.75 years to 10 years on the new loan, and the reduction of the weighted average interest rate from 9.72% to 8.74%.

          On May 14, 1996, the Partnership closed escrow on a $2,500,000 construction loan, secured by the IRC building. This loan requires monthly interest only payments at a rate of 8.75% per annum through July 23, 1996 at which time $20,771 in principal and interest payments commence through its April 23, 2001 maturity. Through June 30, 1996, the Partnership had drawn only $625,000 of the total $2,500,000 available.

          Offsite improvements remain on hold at Lake Elsinore Square in Lake Elsinore, California pending recovery of the housing market. The tentative parcel map has been approved and the final map was being processed when further activity was put on hold. Subsequently, the tentative parcel map expired.

          There has been no development of the Perris property to date. The property continues to be marketed for sale by the Partnership to retail users and interested developers.

          The 12.4 acre property in Temecula, California has been divided into 12 separate parcels via a parcel map approved December, 1995. Final map approval was received January 2, 1996. In March 1996, the Partnership executed the sale of a 1.3 acre parcel. The Partnership's net sale proceeds, after allocating $165,000 for future site improvements, was $84,000. The proceeds from this sale will be used to complete improvements on the remaining lots, which should greatly assist marketing efforts of such property.

          Portions of the property at Tri-City sold during fiscal 1989, 1991 and 1993 included lots 8 and 9, the Chili's and TGI Friday's restaurants and a 1.5 acre fire station site. The Partnership continues to hold a note receivable in the amount of $405,000 related to the sale of the TGI Friday's restaurant. The Partnership does not anticipate the sale of any significant portion of the balance of the Tri-City property (except the Land fill) until after the completion of development of such property or the liquidation of the Partnership. Any cash generated from property sales may be utilized in the development of other properties or distributed to the partners. The General Partners continue to assess the real estate market in Southern California in an effort to determine an appropriate time to dispose of the Partnership's assets.

          Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties which might affect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

          Management believes that the Partnership's cash balance as of June 30, 1996, together with cash from operations and construction loan financing,  will be sufficient  to finance  the
          Partnership's and the properties' continued operations and development plans.

          RESULTS OF OPERATIONS
          ---------------------
          The Partnership's year end has been changed from October 31 to December 31. Since the Partnership's operations are not seasonal, comparisons will reflect the three and six months ended June 30, 1996 versus the three and six months ended April 30, 1995.

          Rental income:
          Rental income for the three and six months ended June 30, 1996 decreased $412,000 and $811,000 or 28% and 27% from the three and six months ended April 30, 1995, respectively, primarily as a result of the November, 1995 vacancy upon lease expiration of one tenant, Aetna Health Management ("Aetna"), who occupied an aggregate of 74,000 square feet of space at One Vanderbilt, Two Vanderbilt and Carnegie Business Center I, which caused a decrease in average occupancy, as further detailed in the table of Tri-City properties below. Aetna's vacancy was primarily a function of the tenant's desire to consolidate its various spaces into one building.

          Occupancy rates at the Partnership's Tri-City properties as of June 30, 1996 and April 30, 1995 were as follows:

                                                    June 30,     April 30,
                                                      1996         1995
                                                    --------     --------
             One Vanderbilt                            59%          98%
             Two Vanderbilt                            25%          97%
             Service Retail Center                     97%          98%
             Carnegie Business Center I                87%          97%
             Promotional Retail Center-Phase I         97%          94%
             Inland Regional Center                   100%          ---
                 (commencing June, 1996)

          As of June 30, 1996, there are five tenants that in the aggregate, occupy approximately 178,000 square feet or 48% of the 374,000 total leasable square feet of the Tri-City properties. The Partnership has positioned itself well in respect to the timing of lease expirations, as these five tenants have leases that expire at various dates between 1997 and 2009.

          Management is currently in various stages of negotiations on five new leases totaling 38,000 square feet of space. Management is also negotiating a lease for a 38,000 square foot build-to-suit retail building on vacant land in Tri-City.

          Operating expenses (expenses applicable to rental income) for the three and six months ended June 30, 1996 decreased $63,000 and $184,000 or 11% and 15%, respectively, from the three and six months ended April 30, 1995 due primarily to: (i) lowered utility costs and management fees associated with decreased occupancy from April 30, 1995 to June 30, 1996, discussed above; and (ii) net property tax refunds, after appeal fees, as a result of successful tax appeals.

          Depreciation and amortization for the three and six months ended June 30, 1996 increased $69,000 and $13,000 or 19% and 2% from the three and six months ended April 30, 1995, respectively, primarily as a result of the full amortization of loan fees related to the loans that were paid-off upon refinancing in April, 1996.

          Interest expense for the three and six months ended June 30, 1996 increased $139,000 and $235,000 or 78% and 68% from the three and six months ended April 30, 1995, respectively, primarily as a result of the new $6,500,000 financing discussed above and the additional notes payable obtained to facilitate construction in 1995 and 1996.

          Administrative expenses during the six months ended June 30, 1996 decreased $148,000 or 18% from the six months ended April 30, 1995. This decrease is primarily the result of the one-time payment of severance to RFC's terminated employees in the six months ended April 30, 1995.

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


                                      RANCON REALTY FUND IV,
                                      a California Limited Partnership
                                      (Registrant)




          Date:August 13, 1996      By: /s/ Daniel L. Stephenson
                                      Daniel L. Stephenson, General Partner
                                      and Director, President,
                                      Chief Executive Officer and
                                      Chief Financial Officer of
                                      Rancon Financial Corporation,
                                      General Partner of
                                      Rancon Realty Fund IV,
                                      a California Limited Partnership