Form 10-Q
period 1996-09-30
RANCON REALTY FUND IV
filed 1996-11-14
CIK 743870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification  No.)

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

                                     Yes    X     No
                                          ----       ----

       Total number of units outstanding as of September 30, 1996: 79,846

PART 1.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        1996           1995
Assets
Real estate investments:
   Rental property, net of accumulated depreciation
      of $12,658 and $11,800 at September 30, 1996
      and December 31, 1995, respectively              $39,002        $30,766
   Construction in progress                              1,018          2,931
   Land held for development                             8,728          9,088
   Land held for sale                                    1,386          1,632
                                                       -------        -------

Total real estate investments                           50,134         44,417

Cash and cash equivalents                                  363          1,296
Restricted cash                                            100            926
Accounts and interest receivable                            60              8
Note receivable                                            405            405
Deferred financing costs and other fees, net of
   accumulated amortization of $738 and $674 at
   September 30, 1996 and December 31, 1995,
   respectively                                            705            640
Prepaid expenses and other assets                          723            590
                                                       -------        -------

      Total assets                                     $52,490        $48,282
                                                       =======        =======














                                  - continued -





                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                    September 30,   December 31,
                                                       1996             1995

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses              $    544       $    356
    Interest payable                                         47             --
    Notes payable                                        17,318         11,757
                                                       --------       --------

       Total liabilities                                 17,909         12,113
                                                       --------       --------

Commitments and contingent liabilities (see Note 5)

Partners' equity (deficit):
    General partners                                       (891)         (891)
    Limited partners, 79,846 limited
       partnership units outstanding at
       September 30, 1996 and December 31, 1995          35,472         37,060
                                                       --------       --------

       Total partners' equity                            34,581         36,169
                                                       --------       --------

       Total liabilities and partners' equity          $ 52,490       $ 48,282
                                                       ========       ========




















                 See accompanying notes to financial statements.

                                  Page 3 of 17

                                 RANCON REALTY FUND IV,
                            A CALIFORNIA LIMITED PARTNERSHIP

                          Consolidated Statements of Operations
              (in thousands, except per unit amounts and units outstanding)
                                       (Unaudited)

                                         Three Months Ended          Nine
Months Ended
                                     September 30,   July 31,   September 30,
July 31,
                                          1996         1995           1996
  1995
                                      -----------  ----------    ----------
--------
Revenues:
  Rental income                          $  1,410    $  1,398      $  3,579
$  4,378
  Interest and other income                    56          35           110
     89
                                         --------    --------      --------
--------

    Total revenues                          1,466       1,433         3,689
  4,467
                                         --------    --------      --------
--------

Expenses:
  Operating, including $61 reimbursed
    to Sponsor in 1995                        583         667         1,671
  1,903
  Interest expense                            390         209           968
    534
  Depreciation and amortization               280         422         1,008
  1,155
  Expenses associated with
    undeveloped land, including
    $4 reimbursed to Sponsor
    in 1995                                   290         209           692
    620
  General and administrative expenses,
    including $304 to Sponsor in 1995         283         295           938
  1,098
                                         --------    --------      --------
--------

    Total expenses                          1,826       1,802         5,277
  5,310
                                         --------    --------      --------
--------

Net loss                                 $   (360)   $   (369)     $ (1,588)
$   (843)
                                         ========    ========      ========
========


Net loss per limited partnership unit    $  (4.51)   $  (4.62)     $ (19.89)
$ (10.56)
                                         ========    ========      ========
========


Weighted average number of limited
  partnership units outstanding during
  each period used to compute net loss
  per limited partnership unit             79,846      79,844        79,846
 79,852
                                         ========    ========      ========
========








                     See accompanying notes to financial statements.

                                      Page 4 of 17

                                   RANCON REALTY FUND IV,
                              A CALIFORNIA LIMITED PARTNERSHIP

            Consolidated Statements of Partners' Equity (Deficit) (in thousands)
              For the nine months ended September 30, 1996 and July 31, 1995
                                        (Unaudited)


                                              General          Limited
                                             Partners         Partners
  Total
                                            ----------       -----------
-----------
Balance at December 31, 1995                $     (891)      $    37,060
$    36,169

Net loss                                           ---            (1,588)
    (1,588)
                                            ----------       -----------
-----------

Balance at September 30, 1996               $     (891)      $    35,472
$    34,581
                                            ==========       ===========
===========




Balance at October 31, 1994                 $     (891)      $    50,797
$    49,906

Retirement of limited partnership units            ---               (12)
       (12)

Net loss                                           ---              (843)
      (843)
                                            ----------       -----------
-----------

Balance at July 31, 1995                    $     (891)      $    49,942
$    49,051
                                            ==========       ===========
===========




















                      See accompanying notes to financial statements.

                                        Page 5 of 17

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Cash Flows (in thousands)
                                   (Unaudited)

                                                            Nine months ended
                                                       September 30,    July 31,
                                                            1996          1995
                                                        -----------     --------

Cash flows from operating activities:
  Net loss                                                 $(1,588)     $  (843)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                           1,008        1,155
     Amortization of loan fees,
      included in interest expense                              53           28
     Changes in certain assets and liabilities:
      Accounts and interest receivable                         (52)           3
      Prepaid expenses and other assets                       (133)         164
      Accounts payable and accrued expenses                    188         (246)
      Interest payable                                          47            2
      Payable to Sponsor                                        --           (8)
      Lease commissions paid                                   (57)          (4)
                                                           -------      -------

  Net cash provided by (used for) operating activities        (534)         251
                                                           -------      -------

Cash flows from investing activities:
 Funds released from restricted cash                           826           --
 Proceeds from sale of real estate                             248           --
 Collection on notes receivable                                 --          720
 Additions to real estate and property
   development costs                                        (6,823)      (1,642)
                                                           -------      -------

  Net cash used for investing activities                   $(5,749)     $  (922)
                                                           -------      -------











                                  - continued -

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

        Consolidated Statements of Cash Flows (in thousands) - continued
                                   (Unaudited)

                                                            Nine months ended
                                                       September 30,    July 31,
                                                           1996           1995
                                                       -----------     --------

Cash flows from financing activities:
 Net loan proceeds                                       $ 12,136      $  2,625
 Notes payable principal payments                          (6,575)         (139)
 Other liabilities                                           --              13
 Retirement of limited partnership units                     --             (12)
 Payment of loan fees                                        (211)         (190)
                                                         --------      --------

     Net cash provided by financing activities              5,350         2,297
                                                         --------      --------

Net increase (decrease) in cash and cash equivalents         (933)        1,626

Cash and cash equivalents at beginning of period            1,296         1,555
                                                         --------      --------

Cash and cash equivalents at end of period               $    363      $  3,181
                                                         ========      ========


Supplemental disclosure of cash flow information:
     Cash paid for interest                              $    864      $    609
                                                         ========      ========

     Interest capitalized                                $   --        $    103
                                                         ========      ========

















                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the Partnership) as of September 30, 1996 and December 31, 1995, and the related statements of operations for the three and nine months ended September 30, 1996 and July 31, 1995, and changes in partners' equity and cash flows for the nine months ended September 30, 1996 and July 31, 1995.

Effective with the year ending December 31, 1995, the Partnership's reporting year end changed from October 31 to December 31.

Effective January 1, 1994 the Partnership had contracted with RFC to perform on the Partnership's behalf, financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services are subject to the provisions of the Partnership Agreement.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $993,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, June 30, 1995 and July 1, 1995.

Consolidation - In order to satisfy certain lender requirements for the Partnership's new loan secured by Carnegie Business Center I, Service Retail Center and Promotional Retail Center (see

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 6), Rancon Realty Fund IV Tri City Limited Partnership, a Delaware limited partnership ("RRF IV Tri City") was formed in April, 1996. The three properties securing the loan were contributed to RRF IV Tri City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc., wholly owned by the Partnership.

Since the Partnership indirectly owns 100% of RRF IV Tri City, the financial statements of RRF IV Tri City have been consolidated with those of the Partnership.

Reclassification - Certain 1995 balances have been reclassified to conform with the current period presentation.

Note 2.           REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the October 31, 1995 audited financial statements.

Note 3.           RELATED PARTY TRANSACTIONS

The Partnership had an agreement with the Sponsor for property management services through December 31, 1994. The agreement provided for a management fee equal to 5% of gross rents collected while managing the properties. Fees incurred under this agreement totaled $54,000 for the two months ended December 31, 1994. Effective January 1, 1995, the Partnership contracted with Glenborough to provide these services to the Partnership (see Note 1).

The Partnership incurred $4,000 in program management fees to the Sponsor during the two months ended December 31, 1994. The Sponsor received this fee for its management and administration of unimproved or non-income producing properties. As a result of the agreement with Glenborough (see Note 1), effective January 1, 1995, this fee is no longer payable to the Sponsor or to Glenborough.

The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1995, such services are being provided by Glenborough as described in Note 1.

As a result of the agreement between the RFC and Glenborough, RFC terminated approximately 82 employees who were previously responsible for performing the administrative, legal and development services to the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon Partnerships. Such costs allocated to the

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Partnership aggregated $201,000 and are included in administrative costs for the nine months ended July 31, 1995.

The remainder of the reimbursable costs incurred by the Partnership totaled $104,000 for the nine months ended July 31, 1995. In addition to these costs, $43,000 was capitalized.

Note 4.           INVESTMENT IN REAL ESTATE

In the second quarter of 1996, construction was officially completed on the Inland Regional Center ("IRC") project and the tenant commenced its 13-year lease. As a result, $8,431,000 of the IRC construction cost was reclassified from construction in progress to rental property.

During the first and third quarters of 1996, the Partnership received letters of intent for leases on two single tenant retail buildings to be constructed on
3.19 acres of Tri-City Corporate Center in San Bernardino, California. The Partnership commenced preliminary site planning on the 3.19 acres in 1996 and accordingly reclassified $990,000 from land held for development to construction in progress.

On March 26, 1996, 1.3 acres of land in Temecula, California was sold for $275,000. The Partnership's net sale proceeds, after reserving $165,000 for future site improvements, was $84,000. The net proceeds were added to the Partnership's cash reserves and will be used to complete improvements on the remaining lots, which are expected to greatly assist marketing efforts for the property. Since a provision for impairment of investment in real estate was established in 1995, this sale did not result in a gain or loss on the transaction.

Note 5.           COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 at September 30, 1996. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

The Partnership is also contingently liable for a subordinated note payable in connection with 12.4 acres of land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable held by the Partnership that had gone into default during 1991. The subordinated note payable and accrued interest total $489,000 as of September 30, 1996. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions.

Note 6.           NOTES PAYABLE

On April 19, 1996, the Partnership obtained new permanent financing of $6,500,000, secured by real estate referred to as Carnegie Business Center I, Service Retail Center and Promotional Retail Center. After disbursing $5,620,000 for the payoff of the existing Far East National Bank, Chino Valley Bank, and Imperial Bank loans, $232,000 in loan fees and funding $200,000 in reserves/escrow, the Partnership netted $448,000 in refinancing proceeds. The net proceeds were added to the Partnership's cash reserves for future site improvements.

The new loan is a 10-year fixed rate loan with a 25-year amortization and matures on May 1, 2006. The loan accrues interest at a rate of 8.744% per annum with $53,413 of principal and interest payments due monthly, commencing June 1, 1996.

On May 14, 1996, the Partnership obtained a $2,500,000 construction loan from Citizens Business Bank, secured by the IRC building in order to complete construction of the building. As of September 30, 1996, the Partnership had drawn the entire $2,500,000 available and completed construction of the IRC building.

The loan is a five year fixed rate loan due April 23, 2001, accruing interest at the rate of 8.75% per annum. Monthly payments of interest only were due for three months commencing May 23, 1996. Beginning August 23, 1996, payments of $20,771 in principal and interest are due monthly.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

As of July, 1987, Rancon Realty Fund IV (the Partnership) was fully funded from the sale of all limited partnership units in the amount of $72,556,000 (net of selling and organization expenses). As of September 30, 1996, after the Partnership has spent $5,499,000 in 1996 on the construction of the Inland Regional Center building ("IRC building") and $1,324,000 on other additions to real estate, the Partnership had cash of $363,000 and $50,134,000 in real estate investments, net of accumulated depreciation.

The Partnership's primary sources of funds consist of the proceeds of its public offering of limited partnership units, new financing and cash provided by its rental activities. Other sources of funds include property sales and interest income on other deposits of funds invested temporarily, pending their use in the development of properties.

A majority of the Partnership's assets are located within the Inland Empire submarket of the Southern California region. The Southern California regional economy in general, and the real estate industry in particular, are considered to be in a recessionary cycle. The Partnership may realize both positive and negative effects from these current market conditions. Potential negative effects include the delinquency of lease and mortgage payments owed to the Partnership and a decrease in competitive market lease rates and land prices, and an inability to obtain financing for further property development. The Partnership may benefit from the current economic and financing conditions due to the general lack of new competitive product being constructed, potentially causing greater absorption of existing inventory.

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

     Property                              Type                Square Feet
One Vanderbilt                           Office                  73,800
Two Vanderbilt                           Office                  69,100
Service Retail Center                    Commercial              20,800
Carnegie Business Center                 Office                  62,600
Promotional Retail Center-Phase I        Commercial              66,300
Inland Regional Center                   Office                  81,100

With the signing of a 13-year lease with Inland Regional Center and the completion of construction of the 81,000 square foot IRC building discussed above, the Partnership now has nine operating properties within the Tri-City project in San Bernardino, California with approximately 373,000 total leasable square feet.

The Partnership also owns approximately 55 acres of unimproved land in the Tri-City area.

Additionally, the Partnership currently owns the Shadowridge Woodbend Apartments (240 unit apartment complex) in Vista, California plus approximately 54 acres of unimproved land in Riverside County, California.

Prepaid expenses and other assets increased 23% or $133,000 as of September 30, 1996 from December 31, 1995 largely as a result of the $53,000 remaining in escrow for further site improvements from the March, 1996, 1.3 acre land sale in Temecula, California and an increase in property tax impounds.

Accounts payable and accrued expenses increased approximately 54% or $192,000 from December 31, 1995 to September 30, 1996 primarily due to an increase in accrued property taxes payable. These property taxes are due to be paid in December, 1996 partially from the property tax impounds discussed above and the difference from operating cash flow.

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

On May 14, 1996, the Partnership obtained a $2,500,000 construction loan, secured by the IRC building. This loan required monthly interest only payments at a rate of 8.75% per annum through July 23, 1996 at which time $20,771 in principal and interest payments commence through its April 23, 2001 maturity. As of September 30, 1996, the entire $2,500,000 has been drawn by the Partnership.

Offsite improvements remain on hold at Lake Elsinore Square in Lake Elsinore, California pending recovery of the housing market. The tentative parcel map has been approved and the final map was being processed when further activity was put on hold. Subsequently, the tentative parcel map expired.

There has been no development of the Perris property to date. The Partnership continues to market the property for sale to retail users and interested developers.

The 12.4 acre property in Temecula, California has been divided into 12 separate parcels via a parcel map approved December, 1995. Final map approval was received January 2, 1996. In March, 1996, the Partnership executed the sale of a
1.3 acre parcel. The Partnership's net sale proceeds, after allocating $165,000 for future site improvements, was $84,000. The proceeds from this sale will be used to complete improvements on the remaining lots, which should greatly assist marketing efforts of such property. As of September 30, 1996, $112,000 of the $165,000 has been spent, leaving $53,000 still available for future improvement costs.

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

Management believes that the Partnership's cash balance and prepaid expenses as of September 30, 1996, together with cash from operations, will be sufficient to finance the Partnership's and the properties' continued operations and development plans.

RESULTS OF OPERATIONS

The Partnership's reporting year end has been changed from October 31 to December 31. Since the Partnership's operations are not seasonal, comparisons will reflect the three and nine months ended September 30, 1996 versus the three and nine months ended July 31, 1995.

Rental income for the nine months ended September 30, 1996 decreased $799,000 or 18% from the nine months ended July 31, 1995, primarily as a result of the November, 1995 vacancy upon lease expiration of one tenant, Aetna Health Management ("Aetna"), who occupied an aggregate of 74,000 square feet of space at One Vanderbilt, Two Vanderbilt and Carnegie Business Center I. This caused a decrease in average occupancy, as further detailed in the table of Tri-City properties below. Aetna's vacancy was primarily a function of the tenant's desire to consolidate its various spaces into one building.

Occupancy rates at the Partnership's Tri-City properties as of September 30, 1996 and July 31, 1995 were as follows:
                                               September 30,       July 31,
                                                    1996             1995

      One Vanderbilt                                  64%               72%
      Two Vanderbilt                                  25%               97%
      Service Retail Center                          100%               90%
      Carnegie Business Center I                      87%               97%
      Promotional Retail Center-Phase I               97%               94%
      Inland Regional Center                         100%               ---
            (commencing June, 1996)

As of September 30, 1996, there are five tenants that in the aggregate, occupy approximately 178,000 square feet or 48% of the 374,000 total leasable square feet of the Tri-City properties. The Partnership has positioned itself well in respect to the timing of lease expirations, as these five tenants have leases that expire at various dates between 1997 and 2009.

Management is currently in negotiations on a new lease with one potential tenant for 19,000 square feet of space. Management is also negotiating a lease for a 38,000 square foot build-to- suit retail building on vacant land in Tri-City.

Interest and other income increased $21,000 for both the three and nine months ended September 30, 1996 over the three and nine months ended July 31, 1995 due to the receipt of a partial payment from a negotiated settlement with a former tenant in September, 1996.

Operating expenses (expenses applicable to rental operations) for the three and nine months ended September 30, 1996 decreased $84,000 and $232,000 or 13% and 12%, respectively, from the three and nine months ended July 31, 1995 due primarily to: (i) lowered utility costs and management fees associated with decreased occupancy from July 31, 1995 to September 30, 1996, discussed above; and (ii) net property tax refunds, after appeal fees, as a result of successful tax appeals.

Interest expense for the three and nine months ended September 30, 1996 increased $181,000 and $434,000 or 87% and 81% from the three and nine months ended July 31, 1995, respectively, primarily as a result of the new $6,500,000 financing discussed above and the additional notes payable obtained to facilitate construction in 1995 and 1996.

Depreciation and amortization for the three and nine months ended September 30, 1996 decreased $142,000 and $147,000 or 34% and 13% from the three and nine months ended July 31, 1995, respectively, as a result of fully amortizing leasing commissions paid in connection with a tenants' early vacancy of their space in the One Vanderbilt building in the third quarter of fiscal year 1995.

Expenses associated with undeveloped land increased $81,000 and $72,000 or 39% and 12% for the three and nine months ended September 30, 1996 over the three and nine months ended July 31, 1995 due to an increase in maintenance association dues and property taxes on the undeveloped land.

General and administrative expenses during the nine months ended September 30, 1996 decreased $160,000 or 15% from the nine months ended July 31, 1995. This decrease is primarily the result of a one-time payment of severance to RFC's terminated employees in the nine months ended July 31, 1995.

Part II.          OTHER INFORMATION


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

                  #27 - Financial Data Schedule

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


                                       RANCON REALTY FUND IV,
                                       a California Limited Partnership
                                       (Registrant)




Date: November 13, 1996                 By:/s/ Daniel L. Stephenson
                                           Daniel L. Stephenson, General Partner
                                           and Director, President,
                                           Chief Executive Officer and
                                           Chief Financial Officer of
                                           Rancon Financial Corporation,
                                           General Partner of
                                           Rancon Realty Fund IV,
                                           a California Limited Partnership