Form 10-K
period 1996-12-31
RANCON REALTY FUND IV
filed 1997-03-31
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.
                      For the year ended December 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                  For the transition period from _____ to ____

                         Commission file number: 0-14207

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

              California                                  33-0016355
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

  400 South El Camino Real, Suite 1100                    94402-1708
          San Mateo, California                           (Zip Code)
(Address of principal executive offices)

       Partnership's telephone number, including area code (415) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X   No

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), File no. 2-90327, is incorporated by reference in Part IV hereof.

Report on Form 10-K dated October 31, 1992 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, File No. 0-14207, is incorporated by reference in Part IV hereof.

                        Exhibit Index located on Page 42

                                     PART I

Item 1.  Business

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1984 and reached final funding in July, 1987. The general partners of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corp. ("RFC"). RFC is wholly owned by DLS. At December 31, 1996, 79,846 limited partnership units ("Units") were outstanding. The Partnership has no employees.

In April, 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City") to satisfy certain lender requirements for a loan obtained in 1996. This loan is secured by three properties (see Item 2) which have been contributed to RRF IV Tri-City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

At December 31, 1996, the Partnership owns six rental properties totaling approximately 412,000 square feet of space in a master-planned development known as Tri-City Corporate Centre ("Tri-City") in San Bernardino, California and a 240-unit apartment complex in Vista, California. Tri-City is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V ("Fund V"), a partnership sponsored by the general partners of the Partnership. The Partnership also owns for development or sale approximately
35.3 acres in Tri-City, 24.8 acres in Lake Elsinore, California, 17.14 acres in Perris, California and 11.29 acres in Temecula, California.

Competition Within the Market

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Other Factors

Approximately 23 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino ("the City") from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The Partnership's landfill monitoring program currently meets or exceeds all regulatory requirements. The Partnership is currently working with the Santa Ana Region of the California Regional Water Quality Control Board and the City to determine the need and responsibility for any further testing. There is no current requirement to ultimately clean up the site, however, no assurance can be made that circumstances will not arise which could impact the Partnership's responsibility related to the property.


Item 2.  Properties

Tri-City Corporate Centre

On December 24, 1984, the Partnership acquired 68.97 acres on seven parcels of partially developed land in Tri-City. On August 19, 1985, the Partnership acquired an additional 7.59 acres on 4 parcels in Tri-City. During that time, Fund V acquired the remaining 76.21 acres within Tri-City.

The Partnership acquired the initial seven parcels of land in Tri-City for $9,019,000 and the additional 7.59 acres for $898,000.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino.

The Partnership has constructed and owns the following six operating properties in Tri-City:

         Property                          Type                    Square Feet
-----------------------      -----------------------------         -----------
One Vanderbilt               Four story office building                73,809
Two Vanderbilt               Four story office building                69,094
Carnegie Business
  Center I                   Two light industrial buildings            62,605
Service Retail Center        Two retail buildings                      20,780
Promotional Retail Center    Four strip center retail buildings       104,865
Inland Regional Center       Two story office building                 81,079

These properties total approximately 412,000 leasable square feet and offer a wide range of retail, commercial, industrial and office product to the market.

The I-10/San Bernardino corridor consists of approximately 2,865,000 square feet of office space, with a vacancy rate of 28% as of October, 1996, and approximately 12,806,000 square feet of light industrial space, with a vacancy rate of 23% as of October, 1996 (the vacancy rates and square feet amounts are according to research conducted by the Partnership's property manager).

Within the Tri-City Corporate Centre at December 31, 1996, the Partnership has 223,982 square feet of office space with a vacancy rate of 28%, 125,645 square feet of retail space with a vacancy rate of 1% and 62,605 square feet of light industrial space with a vacancy rate of 10%.

The following are the occupancy levels for the Partnership's Tri-City buildings at December 31, 1996, October 31, 1995, 1994 and 1993, expressed as a percentage of the total net rentable square feet:

                           December 31,  October 31,  October 31,   October 31,
                               1996         1995        1994          1993
                           -----------   ----------   ----------    ----------
One Vanderbilt                 86%           70%         100%          95%
Two Vanderbilt                 25%           95%         100%         100%
Carnegie Business Center I     90%           97%         100%          89%
Service Retail Center         100%           90%          98%          82%
Promotional Retail Center      98%           97%          94%          94%
Inland Regional Center        100%           N/A         N/A           N/A


In 1996, management renewed three leases totaling 5,709 square feet of space and executed six new leases totaling 111,457 square feet of space. A major tenant who occupied 73,914 square feet at various Tri-City properties vacated upon the expiration of their lease on November 15, 1995. This tenant occupied 56,744 square feet in Two Vanderbilt which is approximately 82% of the total leasable square feet of that property. Management has entered into a temporary ground lease convertible to a 20-year triple net operating lease, when construction is completed in April or May of 1997, with a nationally recognized retailer for a 38,600 square feet build-to-suit retail building. Management is currently in various stages of negotiation for two new leases totaling 39,965 square feet of space. In addition, management is negotiating three lease renewals totaling 27,801 square feet of space.

The annual effective rent per square foot for the years ended December 31, 1996 and October 31, 1995 were:

                                       1996                   1995
                                     --------               --------
One Vanderbilt                       $  18.07               $  20.94
Two Vanderbilt                       $  13.91               $  19.16
Carnegie Business Center I           $  10.02               $  11.00
Service Retail Center                $  14.37               $  14.63
Promotional Retail Center            $   9.85               $  10.49
Inland Regional Center               $  13.49                   N/A


At December 31, 1996, annual rental rates ranged from $13.44 to $18.77 per square foot for office space; $9.00 to $16.67 per square foot for retail space; and $7.32 to $13.90 per square foot for industrial space. The Partnership also has a temporary ground lease for $3.89 per square foot until construction is completed in April or May of 1997.

The Two Vanderbilt property's annual effective rental rate decreased by 27% in fiscal year 1996 compared to fiscal year 1995 due to the vacancy in November, 1995 of a tenant who occupied 73,914 total square feet of office space, 56,744 square feet of which was in Two Vanderbilt.

According to research conducted by the property manager, the average annual effective rent per square foot in the Partnership's competitive market averages $17.76 for office buildings, $10.44 for retail and $9.00 for light industrial space.

Tri-City's rental properties had the following five tenants which occupied a significant portion of the net rentable square footage as of December 31, 1996:

                       Inland        ITT
                      Regional   Educational     Comp                  Circuit
       Tenant          Center     Services        USA       PetsMart    City

                       Inland     Carnegie
                      Regional    Business   Promotional Promotional Promotional
Building               Center     Center I      Retail       Retail    Retail

                       Social   Educational                  Pet
Nature of Business    Services   Services     Computer      Retail  Electronics

Lease Term             13 yrs.     12 yrs.     10 yrs.      15 yrs.    20 yrs.

Expiration Date        7/16/09    12/31/04      8/31/03     1/10/09    1/31/18

Square Feet            81,079      33,551       23,000      25,015     38,600

(% of rentable total)     20%         8%           6%          6%         9%

Annual Rent           $1,104,000   $330,089    $207,000    $249,940    $150,000

Future Rent Increases  6% every   between 3%    10% in     5% in   lesser of 10%
                       2.5 yrs.   and 3.75%      1998     1999 and   or 5 yr.CPI
                                  annually                  2004     every 5 yr.
                                                                    during lease
                                                 three                    term
                        four                    5-year     5 year
                       5 year                   options,    fixed   four 5-year
Renewal Options        options     None       fixed rate    rate      options

In the opinion of management, the properties are adequately covered by insurance.

The Partnership's Tri-City rental properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:

                                           Service Retail
                                          Center, Carnegie            Inland
                           One          Business Center and          Regional
Security                Vanderbilt    Promotional Retail Center       Center

Principal balance
 at December 31, 1996   $2,351,000             $6,457,000            $2,488,000

Interest Rate               9%                   8.74%                 8.75%

Monthly Payment           $20,141               $53,413               $20,771

Maturity Date             1/1/05                5/1/06                4/23/01

Approximately 26 acres of the Tri-City property owned by the Partnership remain undeveloped. It is the Partnership's intention to develop parcels of this property as tenants become available or dispose of the property at the optimal time and sales price.

During 1996, the Partnership's Tri-City properties were assessed $751,000 in property taxes based on an average realty tax rate of 2.62% (including additional assessments and bonds).

Shadowridge Woodbend Apartments

On June 26, 1987, the Partnership acquired an apartment complex known as Shadowridge Woodbend Apartments ("Shadowridge") in an all cash transaction for $12,850,000. The apartment complex contains 240 units, consisting of 124 one bedroom/one bath units, 44 two bedroom/one bath units and 72 two bedroom/two bath units and is located in Vista, California. Some of the amenities the complex has to offer include pool and spa, indoor racquetball court, tennis court, fitness center and laundry facilities.

Seven communities within the area are considered to be in competition with Shadowridge. At December 31, 1996, Shadowridge is 96% leased, just under the average of its competition of 97% (according to research conducted by the property manager). Also according to the property manager's research, all complexes are offering some type of concessions. Shadowridge is offering lower required security deposit on approved credit with a six or twelve month lease. The other complexes in the area are offering from $150 up to the first month rent free for a six or twelve month lease.

The December 31, 1996 average rental rates at Shadowridge and the market rents at the competing properties are as follows:

                                 Shadowridge           Competition
                                 ----------            -----------
        1 Bedroom/1 bath            $587                $590-$640
        2 Bedroom/1 bath            $657                $660-$690
        2 Bedroom/2 bath            $708                $710-$750


The current rents at Shadowridge are slightly below market due to a number of older leases with tenants that have below market rents.

In the opinion of management, the property is adequately covered by insurance.

The Shadowridge property is secured by a note and first deed of trust with a current balance of $5,960,000. The note bears interest at 7.95% payable in monthly installments of principal and interest of $48,416 and matures on April 15, 1998.

During 1996, the Shadowridge property was assessed $147,000 in property taxes based on an average realty tax rate of 1.32%.

Lake Elsinore Property

In 1988, the Partnership acquired 17 parcels, totaling approximately 24.8 acres in Lake Elsinore, Riverside County, California for a purchase price of $4,475,000.

The property is immediately west of Interstate 15 near the Lake Elsinore Outlet Center. The undeveloped property is commercially zoned. The Partnership had originally planned to develop this site as a neighborhood shopping center, however, improvements to the property have been put on hold indefinitely. A tentative parcel map expired and there is no development activity planned for the near future.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Lake Elsinore Square property is unencumbered.

During 1996, the Lake Elsinore Square property was assessed $36,000 in property taxes based on an average realty tax rate of 1.29%.

Perris Property

In 1988, the Partnership acquired 17.14 acres of unimproved land near Perris Lake in Perris, Riverside County, California at a purchase price of $3,000,000.

There has been no development of this property to date. The Partnership currently holds the property for sale to retail users and interested developers.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Perris property is unencumbered.

During 1996, the Perris property was assessed $17,000 in property taxes based on an average realty tax rate of 1.12%.

Temecula Property

In June, 1992, the Partnership acquired 12.4 acres of undeveloped commercial property in Temecula, Riverside County, California. The property has been divided into twelve parcels via a tentative parcel map intending to accommodate retail and commercial development. Final map approval was received on January 2, 1996. The Partnership sold a 1.11 acre parcel in March, 1996 for a sales price of $275,000. The Partnership has completed the street utility and sewer improvements on this site which will greatly assist in the marketing efforts of the property. The Partnership currently has 3.16 acres under contract to sell to a mini storage operator for $607,000, pending satisfactory completion of due diligence. Negotiations are currently underway to sell another two lots totaling
1.56 acres. The remaining lots are currently held for sale by the Partnership.

In the opinion of management, the property is adequately covered by insurance.

The Partnership is also contingently liable for a subordinated note payable in connection with the 11.29 acre property in Temecula, California, that the Partnership reacquired in June, 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable held by the Partnership that had gone into default during 1991. The subordinated note payable and accrued interest total $532,000 as of December 31, 1996. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions.

During 1996, the Temecula property was assessed $75,000 in property taxes based on an average realty tax rate of 2.60% (including additional assessments and bonds).

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Partnership's Common Equity and Related Stock Holder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 1996, there were 11,880 holders of Partnership Units.

Dividends

Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing.

Cash From Operations is defined in the Partnership Agreement as all cash receipts from operations in the ordinary course of business (except for the sale, refinancing, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. All distributions of Cash From Operations are paid in the ratio of 90% to the Limited Partners and 10% to the General Partners.

Cash From Sales or Refinancing is defined in the Partnership Agreement as the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are generally allocated as follows (a more explicit statement of these distribution policies is set forth in the Partnership Agreement):

                  (i) First, 1 percent to the General Partners and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions, plus a 12 percent return on their unreturned capital contributions (less prior distributions of Cash from Operations); (ii) Second, to Limited Partners who purchased their units of limited partnership interest prior to April 1, 1985, an additional return (depending on the date on which they purchased the units) on their unreturned capital of either 9 percent, 6 percent or 3 percent (calculated through October 31, 1985); and (iii) Third, 20 percent to the General Partners and 80 percent to the Limited Partners.

There were no distributions made by the Partnership during the three most recent fiscal years (including the two month stub period ended December 31, 1995).

Item 6.  Selected Financial Data

The following is selected financial data for the year ended December 31, 1996, the two months ended December 31, 1995 and the years ended October 31, 1995, 1994, 1993 and 1992 (in thousands, except per Unit data):


                                   For the     For the two
                                 year ended    months ended                  For the years ended October 31,
                                   Dec. 31,      Dec. 31,       ------------------------------------------------------
                                    1996          1995             1995           1994           1993           1992
                                    ----          ----            ------         ------         ------         -----

Rental Income                    $   5,149      $    768        $   5,784       $  5,465       $   5,294     $   4,708

Gain on sale of real estate      $      --      $     --        $      --       $     --       $     150     $      --

Provision for impairment
  of real estate investments     $      --      $     --        $ (12,224)      $     --       $  (1,800)    $    (250)

Net loss                         $  (1,510)     $   (308)       $ (13,417)      $   (663)      $  (2,027)    $  (1,026)

Net loss Allocable
   to Limited Partners           $  (1,510)     $   (308)       $ (13,417)      $   (663)      $  (2,034)    $  (1,026)

Net loss per Unit                $  (18.91)     $  (3.86)       $ (168.03)      $  (8.30)      $ (25.44)     $  (12.83)

Total assets                     $  52,695      $ 48,282        $  49,321       $ 59,537       $  59,937     $  61,377

Long-term obligations            $  17,256      $ 11,757        $  11,766       $  8,860       $   8,647     $   8,000

Cash distributions per Unit      $      --      $     --        $      --       $     --       $      --     $      --

Item 7.  Management's  Discussion  and Analysis of Financial  Condition  and
           Results of Operations

LIQUIDITY AND CAPITAL COMMITMENTS:

Background

At December 31, 1996, the Partnership had cash of $97,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $50,058,000 at December 31, 1996.

The Partnership's primary sources of funds consist of permanent financing, construction financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

A majority of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

Tri-City

The Partnership owns and operates six properties within the Tri-City Corporate Centre project in San Bernardino, California ("Tri-City") totaling approximately 412,000 leasable square feet. This includes a 81,079 square foot build-to-suit office building for Inland Regional Center ("IRC") which was completed in 1996. A 38,600 square foot build-to-suit retail building is currently under construction and is scheduled to be completed in April or May, 1997.

On April 19, 1996, the Partnership obtained permanent financing of $6,500,000 secured by Service Retail Center, Carnegie Business Center I and Promotional Retail Center. The loan is a 10-year fixed rate loan with a 25-year amortization, bearing interest at 8.744% per annum with monthly principal and interest payments of $53,413. The loan proceeds were used to payoff three loans. After paying refinancing and other fees, and placing funds in escrow for tenant improvements for the Promotional Retail Center, the Partnership netted approximately $448,000 in proceeds. The Partnership benefited from the extension of the weighted average maturity of 1.75 years for the three previous loans to 10 years on the new loan, and the reduction of the weighted average interest rate from 9.72% to 8.74%.

On May 14, 1996, the Partnership obtained a $2,500,000 construction loan, secured by the IRC building. The loan converted to a permanent loan on July 23, 1996 and requires $20,771 in monthly principal and interest payments through the maturity date of April 23, 2001.

At December 31, 1996, the Partnership holds a note receivable in the amount of $405,000 related to the 1990 sale of the TGI Friday's restaurant. On February 28, 1997, the Partnership purchased the property known as TGI Friday's in San Bernardino, California for $1,750,000. The Partnership paid $1,345,000 in cash and the $405,000 note receivable was retired at the time of this acquisition. By acquiring the TGI Friday's parcel, the Partnership will own all parcels within a certain maintenance association. This gives the Partnership a greater control over the future development of the remaining unimproved parcel within the maintenance association.

The Partnership remains contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 at December 31, 1996 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital.

Lake Elsinore

Offsite improvements remain on hold at Lake Elsinore Square in Lake Elsinore, California. The tentative parcel map expired and there is no development activity planned for the near future.

Perris

There has been no development of the Perris property to date. The property is being marketed for sale by the Partnership to retail users and interested developers. Negotiations are underway for the sale of two additional lots totaling 1.56 acres. The remaining lots are currently held for sale by the Partnership.

Temecula

Final map approval was received on January 2, 1996 on the 12.4 acre property in Temecula, California. The Partnership has an executed sales contract on a 3.16 acre parcel for $607,000, pending a due diligence period. The sale is expected to close between June, 1997 and January, 1998. Negotiations are currently underway for the sale of two additional lots totaling 1.56 acres and the remaining lots are held for sale.

The Partnership has a $100,000 certificate of deposit ("CD") held as collateral for subdivision improvements and monument bonds related to the 11.29 acres of land held for sale in Temecula, California. It is anticipated that this CD will be released in 1997. The Partnership also has a $2,000 CD pledged as security to a utility district for construction of a sewer crossing which has been completed. Management is currently waiting for the utility district to close this project and release the pledged CD.

General Matters

The $357,000 or 100% increase in accounts payable and other liabilities at December 31, 1996 from December 31, 1995 is only due to the timing of payments of current payables. The balance in accounts payable at December 31, 1996 was paid in early 1997.

Management believes that the Partnership's 1997 cash flow from operations will improve primarily as a result of (i) the placement of the Inland Regional Center into service and (ii) management of working capital and capital expenditures such that, when taken together with the Partnership's cash balance at December 31, 1996 of $97,000, will allow the Partnership to meet its cash obligations, including debt service, without requiring the disposal of the Partnership's assets other than in the normal course of business.

In January, 1997, the Partnership obtained an unsecured promissory note for a $1,500,000 revolving line of credit from Glenborough Inland Realty Corporation, a California corporation, an affiliate of the Partnership. In February and March, 1997, the Partnership drew a total of $1,000,000 on this line of credit to fund capital expenditures and miscellaneous charges until permanent financing can be obtained for the TGI Friday's and Circuit City properties. The promissory note requires interest to be paid monthly at 11% per annum and matures on December 31, 1997. In February 1997, the Partnership obtained a $1,200,000 unsecured loan to finance the acquisition of the TGI Friday's property. Management is currently under negotiations for a $5,000,000 loan that would be secured by the Circuit City property. The proceeds from the loan would be used to pay-off the $1,200,000 unsecured loan as well as finance tenant improvements at the Circuit City property and other Partnership expenditures.

The General Partners continue to assess the real estate market in Southern California in an effort to determine an appropriate time to liquidate the Partnership and realize the maximum value for its assets. Cash generated from property sales may be utilized in the development of other properties or distributed to the partners.

RESULTS OF OPERATIONS:

In 1995, the Partnership's reporting year end changed from October 31 to December 31. Since the Partnership's operations are not seasonal, the analysis of results of operations compares the fiscal years ended December 31, 1996 and October 31, 1995.

Revenues

Rental income for the year ended December 31, 1996 decreased $635,000 or 11% from the year ended October 31, 1995, primarily as a result of the November, 1995 vacancy upon lease expiration of one tenant, Aetna Health Management ("Aetna"), who occupied an aggregate of 74,000 square feet of space at One Vanderbilt, Two Vanderbilt and Carnegie Business Center I. This caused a decrease in average occupancy, as reflected in the table of Tri-City properties below. Aetna's vacancy was primarily a function of the tenant's desire to consolidate its operations into one building. This decrease was partially offset by the $40,000 income recognized by the Partnership as part of a settlement agreement with a former tenant. $40,000 was received in cash with the remaining $80,000 in the form of a note which has been fully reserved. The increase in rental income of $319,000 or 6% for the year ended October 31, 1995 over the year ended October 31, 1994 is largely due to the addition of Phase I of the Promotional Retail Center in Tri-City.

The Tri-City properties account for 68%, 72% and 71% of the Partnership's total rental income during the years ended December 31, 1996, October 31, 1995 and October 31, 1994, respectively. The Shadowridge Woodbend Apartments in Vista, California accounted for 32%, 28% and 29% of the total rental income during the same periods (and was 96% leased at December 31, 1996).

Occupancy rates at the Partnership's Tri-City properties as of December 31, 1996, October 31, 1995, 1994 and 1993 were as follows:

                                 1996       1995       1994       1993
                                 ----       ----       ----       ----
  One Vanderbilt                  86%        70%       100%        95%
  Two Vanderbilt                  25%        95%       100%       100%
  Carnegie Business Center I      90%        97%       100%        89%
  Service Retail Center          100%        90%        98%        82%
  Promotional Retail Center       98%        97%        94%        94%
  Inland Regional Center         100%        N/A        N/A        N/A

In 1996, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Services with a lease which expires in December, 2004; (ii) Inland Regional Center with a lease through July, 2009;
(iii) CompUSA with a lease through August, 2003; (iv) PetsMart with a lease through January, 2009; and (v) Circuit City, currently on a ground lease which will convert to a twenty year lease expiring in January, 2018 when construction is completed in 1997. These five tenants, in the aggregate, occupied approximately 201,000 square feet of the 412,000 total leasable square feet at Tri-City in 1996. As of December 31, 1996, management is in various stages of negotiation for two new leases totaling 39,965 square feet of space. In addition, management is negotiating three lease renewals for 27,801 square feet of space.

Interest and other income for the year ended December 31, 1996 decreased $88,000 or 58% from the year ended October 31, 1995 primarily due to the significant decrease in cash during 1996 compared to fiscal year 1995, as cash was used to fund the construction of the Inland Regional Center property. Interest and other income for the year ended October 31, 1995 decreased $35,000 or 19% from the year ended October 31, 1994 due to the $720,000 principal reduction to the Partnership's note receivable received during 1995.

Expenses

Operating expenses for the year ended December 31, 1996 remained comparable to the operating expenses for the year ended October 31, 1995. The increase of $286,000 or 12% during the fiscal year ended October 31, 1995 over the prior year is primarily due to an increase in property taxes upon the completion of Phase I of the Promotional Retail Center.

Depreciation and amortization decreased $98,000 or 6% during the year ended December 31, 1996 compared to the year ended October 31, 1995 and increased $43,000 or 3% while comparing the year ended October 31, 1995 to the year ended October 31, 1994 as a result of fully amortizing lease commissions paid in connection with a tenant's early vacancy in the One Vanderbilt building in 1995.

Interest expense increased $39,000 or 5% and $33,000 or 5% during the year ended December 31, 1996 compared to the year ended October 31, 1995 and during the year ended October 31, 1995 compared to the year ended October 31, 1994, respectively, due to the increased debt to finance the construction of properties over this two year period.

Prior to 1995, the Partnership's business strategy was to hold its properties for future development and operations. Conclusions about the carrying value of the Partnership's properties were based upon this strategy. In 1995, the Partnership modified this strategy to focus on eventual disposition of its assets at the optimal time and sales price, however, development opportunities will be pursued for certain sites. The Partnership revalued certain of its assets based upon the change in strategy, independent appraisals and management's estimates of development value. Appraisals and development values are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to the uncertainties inherent in these processes, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place. The Partnership made the following provisions to reduce the carrying value of investments in real estate for the year ended October 31, 1995:

       Unimproved Land:
         San Bernardino, CA                          $ 6,158,000
         Perris, CA                                    2,024,000
         Lake Elsinore, CA                             4,042,000
                                                     -----------
                Total                                $12,224,000
                                                     ===========

No such provisions were recorded in 1996, the two month period ended December 31, 1995 or in 1994.

Expenses associated with undeveloped land include property taxes as well as maintenance association fees. Any expenses associated with land currently under construction (i.e., undergoing activities necessary to get it ready for its intended use) have been capitalized pursuant to Statement of Financial Accounting Standards No. 67 (SFAS 67) "Accounting for Costs and Initial Rental
Operations of Real Estate Projects". The $197,000 or 26% decrease in expenses associated with undeveloped land during the year ended December 31, 1996 compared to the year ended October 31, 1995 was in large part due to the capitalization of expenses at the Circuit City and Rancon Town Village projects in 1996. Expenses associated with undeveloped land during the year ended October 31, 1995 compared to the year ended October 31, 1994 decreased by $116,000 or 13% due to: (i) the capitalization of property taxes during the construction of a 15,000 square foot retail building in the Promotional Retail Center and the 81,000 square foot build-to-suit office building for Inland Regional Center and
(ii) a decrease in the assessed value of certain portions of the Partnership's unimproved land and refunds of previously paid property taxes.

Administrative expenses decreased $109,000 or 8% during the year ended December 31, 1996 from the year ended October 31, 1995, a result of a one-time severance payment to RFC's terminated employees in 1995, but partially offset by a $72,000 increase in general overhead expenses related to the management of the Partnership and a $28,000 increase in general partnership legal costs in 1996. The increase in administrative expenses of $568,000 or 70% during the year ended October 31, 1995 over the year ended October 31, 1994 is largely due to: (i) the aforementioned severance payment to RFC; (ii) an increase in investor update meetings and the associated costs in 1995; and (iii) the payment and expense of 1994 audit and tax return fees in 1995. Since January 1, 1995, audit and tax fees have been accrued in the year to which they relate.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation ("Glenborough") whereby RFC sold to Glenborough, for approximately $4,466,000 and the assumption of $1,715,000 of RFC's debt, the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, "the Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $993,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC.

RFC entered into the transaction with Glenborough described above, when it determined to sell that portion of its business relating to investor relations services, property management services and asset management services, and those services are now rendered to the Partnership, eight other related partnerships and third parties by Glenborough.


Item 8.  Financial Statements and Supplementary Data

For information with respect to this Item 8, see Financial Statements and Schedules as listed in Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 6, 1995, Price Waterhouse LLP was dismissed as the principal independent accountant for the Partnership. The decision to dismiss Price Waterhouse LLP was made by the Partnership's General Partner.

The reports of Price Waterhouse LLP on the Partnership's financial statements for the period ending October 31, 1994, do not contain an adverse opinion or a disclaimer of an opinion, nor were such opinions modified as to uncertainty, audit scope, or accounting principles.

During the fiscal  years  ended  October  31,  1994 and 1993 and the  subsequent interim period from November 1, 1994 to June 6, 1995, there were no disagreements between the Partnership and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. For this purpose the term disagreement does not include initial differences of opinion based on incomplete facts or preliminary information that were later resolved to the satisfaction of Price Waterhouse LLP by obtaining additional relevant facts or information.

During the fiscal years ended October 31, 1994 and 1993 and the subsequent interim period from November 1, 1994 to June 6, 1995, there were no "reportable events" of the type described in Rule 304(a)(1)(v)(A) through (D) of Regulation S-K.

On June 6, 1995, the Partnership engaged Arthur Andersen LLP as its new principal independent accountant. During the fiscal years ended October 31, 1994 and 1993 and the subsequent interim period from November 1, 1994 through June 6, 1995, the Partnership did not consult with Arthur Andersen LLP as to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Partnership's financial statements.

                                    Part III


Item 10. Directors and Executive Officers of the Partnership

Daniel Lee Stephenson and RFC are the General Partners of the Partnership. The executive officer and director of Rancon is:

Daniel L. Stephenson     Director, President, Chief Executive Officer and Chief
                         Financial Officer


There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 53, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Effective January 1, 1994 RFC acquired all the outstanding shares of Partnership Asset Management Company, a California corporation, which previously performed or contracted on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. These services were provided to the Partnership by RFC subject to the provisions of the Partnership Agreement during calendar year 1994.

Rancon Development Fund VII (RDFVII), a partnership sponsored by the General Partners, filed for protection under Chapter 11 of Federal Bankruptcy Law on May 6, 1994 in order to put an automatic stay on RDFVII's property and to forestall the pending foreclosure. In March, 1994, the General partners were approached by a non-affiliated party interested in acquiring the interests of RDFVII's general partners and attempting to restructure the partnership and its secured debt.
Although the necessary majority-in-interest of RDFVII's limited partners was received, an agreement regarding the terms of the transfer and the plan of reorganization could not be reached. The holder of the note secured by RDFVII's property filed for and was granted a relief from the stay thereby allowing the foreclosure sale to proceed. Such sale took place on September 15, 1994 and the bankruptcy was subsequently dismissed, as the property was RDFVII's only asset.

Six Stoneridge L.P. (SSRLP), a partnership formed by Rancon Development Fund VI (RDFVI), a partnership sponsored by the General Partners filed for protection under Chapter 11 of Federal Bankruptcy Law in December, 1992. Efforts to negotiate a modification of the purchase agreement of StoneRidge I, to obtain loans, joint venture partners or other vehicles to meet or modify the cash payment requirements were unsuccessful. In February, 1993, an adversary complaint was filed against SSRLP in the bankruptcy court to determine the nature and extent of SSRLP's interest in StoneRidge I and the debt associated with the property. A tentative agreement has been reached and the bankruptcy was dismissed effective November 8, 1995. As of December 31, 1996, SSRLP and RDFVI have been dissolved.

Item 11. Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management

  Title                                        Amount and Nature of    Percent
of Class   Name of Beneficial Owner            Beneficial Ownership    of Class
--------   --------------------------------    --------------------    --------
  Units    Daniel Lee Stephenson (I.R.A.)         4 Units (direct)        *
  Units    Daniel Lee Stephenson Family Trust   100 Units (direct)        *

*  Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of the Partnership, each of which shall require the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership's Partnership Agreement;
(ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partners or any successor General Partner; (v) election of a new General Partner or General Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partners or any successor General Partner; and (vi) extension of the term of the Partnership.


Item 13. Certain Relationships and Related Transactions

Due to the agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership, there were no such fees or reimbursements for the year ended December 31, 1996 or the two months ended December 31, 1995.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of the report


              (1)  Financial Statements:

                   Reports of Independent Public Accountants

                   Consolidated Balance Sheets as of December 31, 1996 and 1995 and October 31, 1995

                   Consolidated Statements of Operations for the year ended December 31, 1996, the two months ended December 31, 1995, and the years ended October 31, 1995 and 1994

                   Consolidated Statements of Partners' Equity (Deficit) for the year ended December 31, 1996, the two months ended December 31, 1995, and the years ended October 31, 1995 and 1994

                   Consolidated Statements of Cash Flows for the year ended December 31, 1996, the two months ended December 31, 1995, and the years ended October 31, 1995 and 1994

                   Notes to Consolidated Financial Statements


              (2)  Financial Statement Schedule:

                   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996 and Note thereto


              (3)  Exhibits:

                    (3.1) Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327, is incorporated herein by reference).

                    (3.2) First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as
                           Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207, is incorporated herein by reference).

                    (3.3) Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund IV, A California Limited Partnership is the limited partner (filed as Exhibit
                           3.3 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference)

                   (10.1) Management, administration and consulting agreement and amendment thereto for services rendered by Glenborough Inland Realty Corporation dated December 20, 1994 and March 30, 1995, respectively.

                   (10.2) Construction loan agreement and promissory note on the Discovery Zone site in the Promotional Retail Center at Tri-City Corporate Centre in the amount of $1,000,000 dated February 15, 1995.

                   (10.3) Promissory note secured by a deed of trust on the One Vanderbilt building at the Tri-City Corporate Centre in the amount of $2,400,000 dated January 17, 1995.

                   (10.4) Construction loan agreement and promissory note on the Inland Regional Center at Tri-City Corporate Centre in the amount of $1,000,000 dated May 12, 1995.

                   (10.5) Note secured by deed of trust on Carnegie Business Center I and Service Retail Center at Tri-City Corporate Centre in the amount of $2,800,000 dated June 1, 1995.

                   (10.6) Promissory note in the amount of $6,500,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.6 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

                     (27)  Financial Data Schedule.

         (b) Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             RANCON REALTY FUND IV,
                             a California Limited Partnership
                             (Partnership)




Date: March 27, 1997     By: /s/  DANIEL L. STEPHENSON
                             --------------------------
                             Daniel L. Stephenson, General Partner and Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by following persons on behalf of the Partnership and in the capacities and on the dates indicated.





Date: March 27, 1997     By: /s/  DANIEL L. STEPHENSON
                             --------------------------
                             Daniel L. Stephenson, General Partner and Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE




         Financial Statements and Schedule                               Page


         Financial Statements:

           Reports of Independent Public Accountants                    23 & 24

           Consolidated  Balance  Sheets as of December  31, 1996
            and 1995 and October 31, 1995                                  25

           Consolidated  Statements  of  Operations  for the year
            ended December 31, 1996 the two months ended December
            31,  1995,  and the years ended  October 31, 1995 and
            1994                                                           26

           Consolidated  Statements of Partners' Equity (Deficit)
            for the year ended  December 31, 1996, the two months
            ended  December 31, 1995, and the years ended October
            31, 1995 and 1994                                              27

           Consolidated  Statements  of Cash  Flows  for the year
            ended   December  31,  1996,  the  two  months  ended
            December  31, 1995,  and the years ended  October 31,
            1995 and 1994                                                  28

            Notes to Consolidated Financial Statements                     30

         Schedule:

            III - Real Estate and Accumulated Depreciation
               as of December 31, 1996 and Note thereto                    41



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995 and October 31, 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1996, the two months ended December 31, 1995 and the year ended October 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1996 and 1995 and October 31, 1995 and the results of its operations and its cash flows for the year ended December 31, 1996, the two months ended December 31, 1995, and the year ended October 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



San Francisco, California
  February 12, 1997 (except with regards to the matter discussed in Note 3, as to which the date is February 28, 1997)

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the General and Limited Partners of
Rancon Realty Fund IV

In our opinion, the accompanying statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Rancon Realty Fund IV for the year ended October 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the statements of Rancon Realty Fund IV for any period subsequent to October 31, 1994.

Our audit for the year ended October 31, 1994 was made for the purpose for forming an opinion on the basic financial statements taken as a whole. Our audit also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP

San Diego, California
January 20, 1995

                                         RANCON REALTY FUND IV,
                                    A CALIFORNIA LIMITED PARTNERSHIP

                                       Consolidated Balance Sheets
                             December 31, 1996 and 1995 and October 31, 1995
                                (in thousands, except units outstanding)

                                                         December 31,     December 31,      October 31,
Assets                                                       1996             1995             1995
------                                                   -----------      ----------        ---------
Investments in real estate:
    Rental property,  net of accumulated
      depreciation of $13,077 as of December
      31, 1996, $11,799 as of December 31, 1995
      and $11,609 as of October 31, 1995                   $  38,094      $   30,766       $  30,915
    Construction in progress                                   2,184           2,931           2,646
    Land held for development                                  4,911           9,088           9,063
    Land held for sale                                         4,869           1,632           1,630
                                                           ---------       ---------        --------
        Total real estate investments                         50,058          44,417          44,254
                                                           ---------       ---------        --------

Cash and cash equivalents                                         97           1,296           1,934
Restricted cash                                                  102             926           1,213
Accounts and interest receivable                                 188               8              14
Notes receivable                                                 405             405             405
Deferred financing costs and other fees,
  net of accumulated amortization of $775
  as of December 31, 1996, $675 as of December
  31, 1995 and $643 as of October 31, 1995                     1,223             640             643
Prepaid expenses and other assets                                622             590             858
                                                           ---------        --------        --------

        Total assets                                       $  52,695        $ 48,282        $ 49,321
                                                           =========        ========        ========
Liabilities and Partners' Equity (Deficit)
-----------------------------------------
Notes payable                                              $  17,256        $ 11,757        $ 11,766
Accounts payable and accrued expenses                            713             356           1,034
Interest payable                                                  67              --              44
                                                           ---------        --------        --------

        Total liabilities                                     18,036          12,113          12,844
                                                           ---------        --------        --------

Commitments and contingent liabilities (see Note 8)

Partners' equity (deficit):
    General partners                                            (891)           (891)           (891)
    Limited partners, 79,846 limited partnership
      units outstanding at December 31, 1996,
      December 31, 1995 and October 31, 1995                  35,550          37,060          37,368
                                                           ---------        --------        --------

        Total partners' equity                                34,659          36,169          36,477
                                                           ---------        --------        --------

Total liabilities and partners' equity                     $  52,695        $ 48,282        $ 49,321
                                                           =========        ========        ========


               The accompanying notes are an integral part of these financial statements


                                             RANCON REALTY FUND IV,
                                        A CALIFORNIA LIMITED PARTNERSHIP

                                      Consolidated Statements of Operations
                           For the year ended December 31, 1996, the two months ended
                        December 31, 1995, and the years ended October 31, 1995 and 1994
                          (in thousands, except per unit amounts and units outstanding)

                                                     For the        For the two       For the        For the
                                                   year ended      months ended      year ended     year ended
                                                   December 31,     December 31,     October 31,    October 31,
                                                       1996             1995            1995           1994
                                                   ----------        ---------      ----------      ---------
Revenues:
    Rental income                                   $   5,149         $    768       $   5,784      $   5,465
    Interest and other income                              65               16             153            188
                                                    ---------         --------       ---------      ---------

             Total revenues                             5,214              784           5,937          5,653
                                                    ---------         --------       ---------      ---------

Expenses:
    Operating, including $54 and $278
       paid to Sponsor for the years ended
       October 31, 1995 and 1994, respectively          2,642              411           2,683          2,397
    Depreciation and amortization                       1,449              207           1,547          1,504
    Interest expense                                      792              139             753            720
    Provision for impairment of real
       estate investments                                  --               --          12,224             --
    Expenses associated with undeveloped land             571              124             768            884
    Administrative, including $345 and $840 paid
       to Sponsor in 1995 and 1994, respectively        1,270              211           1,379            811
                                                    ---------         --------       ---------       --------

             Total  expenses                            6,724            1,092          19,354          6,316
                                                    ---------         --------       ---------       --------

Net loss                                            $  (1,510)        $   (308)      $ (13,417)      $   (663)
                                                    =========         ========       =========       ========


Net loss per limited partnership unit                $ (18.91)         $ (3.86)      $ (168.03)       $ (8.30)
                                                     ========          =======       =========        =======

Weighted average number of limited  partnership
  units  outstanding  during each period used
  to compute net loss per limited partnership unit     79,846           79,846          79,850         79,901
                                                      =======          =======         =======        =======








                    The accompanying notes are an integral part of these financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
           For the year ended December 31, 1996, the two months ended
        December 31, 1995, and the years ended October 31, 1995 and 1994
                                 (in thousands)


                                          General     Limited
                                         Partners     Partners      Total
                                         --------     --------     --------
Balance at October 31, 1993              $  (891)     $ 51,484     $ 50,593

Retirement of Limited Partnership Units       --           (24)         (24)

Net loss                                      --          (663)        (663)
                                         -------      --------     --------

Balance at October 31, 1994                 (891)       50,797       49,906

Retirement of Limited Partnership Units       --           (12)         (12)

Net loss                                      --       (13,417)     (13,417)
                                         -------      --------     --------

Balance at October 31, 1995                 (891)       37,368       36,477

Net loss                                      --          (308)        (308)
                                         -------      --------     --------

Balance at December 31, 1995                (891)       37,060       36,169

Net loss                                      --        (1,510)      (1,510)
                                         -------      --------     --------

Balance at December 31, 1996             $  (891)     $ 35,550     $ 34,659
                                         =======      ========     ========


    The accompanying notes are an integral part of these financial statements

                                                  RANCON REALTY FUND IV,
                                             A CALIFORNIA LIMITED PARTNERSHIP

                                           Consolidated Statements of Cash Flows
                                For the year ended December 31, 1996, the two months ended
                             December 31, 1995, and the years ended October 31, 1995 and 1994
                                                      (in thousands)

                                                            For the         For the two       For the        For the
                                                          year ended       months ended     year ended     year ended
                                                         Dec. 31, 1996     Dec. 31, 1995   Oct. 31, 1995    Oct. 31, 1994
                                                         -------------     -------------   -------------    -------------
Cash flows from operating activities:
Net loss                                                  $    (1,510)       $   (308)       $ (13,417)      $  (663)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                 1,449             207            1,496         1,417
  Amortization of loan fees,
     included in interest expense                                  68              15               51            87
  Provision for impairment of real estate investments              --              --           12,224            --
  Changes in certain assets and liabilities:
   Deferred fees                                                 (596)             (6)             (13)         (140)
   Accounts and interest receivable                              (180)              6               (6)        1,143
   Prepaid expenses and other assets                              155             268               32           (37)
   Accounts payable and accrued expenses                          357            (678)             349           266
   Interest payable                                                67             (44)              22            --
   Payable to Sponsor                                              --              --               (8)          (73)
                                                          -----------        --------        ---------       -------

        Net cash provided by (used for)
        operating activities                                     (190)           (540)             730         2,000
                                                          -----------        --------        ---------       -------

Cash flows from investing activities:
  Collection on note receivable                                    --              --              720           --
  Net proceeds from sale of real estate                           248              --               --           --
  Additions to real estate and property
   development costs                                           (7,166)           (353)          (2,538)      (1,537)
                                                          -----------        --------        ---------      -------

        Net cash used for investing activities                 (6,918)           (353)          (1,818)      (1,537)
                                                          -----------        --------        ---------      -------

Cash flows from financing activities:
  Net loan proceeds                                             5,492              --            3,083           --
  Reduction (addition) of restricted cash, net                    824             287           (1,213)          --
  Payment of loan fees                                           (211)            (23)            (224)         (77)
  Notes payable principal payments                               (196)             (9)            (178)        (100)
  Retirement of Limited Partnership Units                          --              --              (12)         (24)
  Other liabilities                                                --              --               11          (22)
                                                          -----------        --------        ---------      -------

     Net cash provided by (used for) financing activities       5,909             255            1,467         (223)
                                                          -----------        --------        ---------      -------




                                                         (continued)

                                                  RANCON REALTY FUND IV,
                                             A CALIFORNIA LIMITED PARTNERSHIP

                                     Consolidated Statements of Cash Flows (continued)
                                For the year ended December 31, 1996, the two months ended
                             December 31, 1995, and the years ended October 31, 1995 and 1994
                                                      (in thousands)

                                                             For the        For the two      For the           For the
                                                           year ended      months ended    year ended         year ended
                                                          Dec. 31, 1996    Dec. 31, 1995   Oct. 31, 1995    Oct. 31, 1994
                                                          -------------    -------------   -------------    -------------

Net increase (decrease) in cash and cash equivalents           (1,199)            (638)            379          240

Cash and cash equivalents at beginning of period                1,296            1,934           1,555        1,315
                                                          -----------       ----------       ---------      -------

Cash and cash equivalents at end of period                $        97       $    1,296       $   1,934      $ 1,555
                                                          ===========       ==========       =========      =======


Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $     1,254       $      176       $     861      $   616
                                                          ===========       ==========       =========      =======

  Interest capitalized                                    $       597       $       28       $     130      $    --
                                                          ===========       ==========       =========      =======


Supplemental disclosure of non-cash refinancing activity:

   New financing                                          $    11,273       $       --       $      --      $    --
   Original financing paid-off in escrow                       (5,586)              --              --           --
   Increase in other assets and loan fees paid                   (195)              --              --           --
                                                          -----------       ----------       ---------      -------

Net loan proceeds                                         $     5,492       $       --       $      --      $    --
                                                          ===========       ==========       =========      =======

                         The accompanying notes are an integral part of these financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994



Note 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The General Partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation, ("RFC") hereinafter referred to as the Sponsor. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July, 1987. 79,846 Partnership units were outstanding at December 31, 1996 and 1995.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or financing are made pursuant to the terms of the Partnership Agreement. Generally, net income and distributions from operations are allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero.

A majority of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

General Partners and Management Matters

Effective January 1, 1994, the Partnership contracted with RFC to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. These services were provided by RFC subject to the provisions of the Partnership Agreement.

In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, "the Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $993,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994

Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Investments in Real Estate - In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of fiscal year 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment be performed whenever events or changes in circumstances indicate that an impairment may have occurred and that long-lived assets to be disposed of be carried at the lower of carrying amount or fair value. The specific accounting policies for assets to be held and used and those to be disposed of are described in more detail below.

Rental Property - Rental properties including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operations of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994

and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Land Held for Development and Construction in Progress - Land held for development and construction in progress is stated at cost unless events or circumstances indicate that cost cannot be recovered in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership's plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties;
(iii) considers the cost to complete and the estimated fair value of the completed project; and (iv) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

Land Held for Sale - Land held for sale is stated at the lower of cost or estimated fair value. During fiscal year ended October 31, 1995, the Partnership wrote down the carrying value of the land held for sale based upon independent appraisals obtained in 1995. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to the uncertainties inherent in the appraisal process, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Deferred Financing Costs and Other Fees - Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Net Loss Per Limited Partnership Unit - Net loss per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' allocable share of the net loss.

Income Taxes - No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net loss and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and income and loss recognition.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994

Consolidation - In order to satisfy certain lender requirements for the Partnership's 1996 loan secured by Service Retail Center, Promotional Retail Center and Carnegie Business Center (see Note 6), Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City") was formed in April, 1996. The three properties securing the loan were contributed to RRF IV Tri-City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany transactions have been eliminated in consolidation.

Reclassifications - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.

Note 2. RELATED PARTY TRANSACTIONS

Payable to Sponsor - As a result of the agreement between RFC and Glenborough (see Note 1), RFC terminated certain employees who were previously responsible for performing the administrative, legal and development services for the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon partnerships. Such costs allocated to the Partnership aggregated $200,000 and are included in administrative costs for the year ended October 31, 1995.

Reimbursable Expenses and Management Fees to Sponsor - Through December 31, 1994, the Partnership had an agreement with the Sponsor for property management services. The agreement provided for a management fee equal to 5% of gross rentals collected while managing the properties. Fees incurred under this agreement totaled $54,000 and $278,000 for the years ended October 31, 1995 and 1994, respectively. Effective January 1, 1995 the Partnership contracted with Glenborough to provide these services to the Partnership (see Note 1).

The Partnership paid $4,000 and $25,000 in program management fees to the Sponsor during the years ended October 31, 1995 and 1994, respectively. The Sponsor received this fee for its management and administration of unimproved or non-income producing properties. As a result of the agreement with Glenborough, effective January 1, 1995 this fee was no longer payable.

The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Reimbursable costs incurred by the Partnership totaled $341,000 and $815,000 for the years ended October 31, 1995 and 1994, of which the Partnership capitalized $43,000 and $274,000 in fiscal years 1995 and 1994, respectively.Effective January 1, 1995, such services are being provided by Glenborough.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994

Note 3. NOTES RECEIVABLE

Included in notes receivable at December 31, 1996, the Partnership had a $405,000 note receivable secured by a deed of trust on the TGI Friday's property (which the Partnership sold in December, 1990). The note bore interest at 10% per annum and matured on December 31, 2000.

On February 28,  1997,  the  Partnership  purchased  the  property  known as TGI
Friday's in San Bernardino, California for $1,750,000. The Partnership paid $1,345,000 in cash and the $405,000 note receivable was retired at the time of this acquisition.

In 1996, the Partnership reached a $120,000 settlement with a former tenant. The Partnership received cash of $40,000 and an $80,000 note receivable which has been fully reserved. The note bears interest at ten percent per annum and requires monthly principal and interest payments of $4,805 commencing January 1, 1998 until the note matures on June 1, 1999.

Note 4. INVESTMENTS IN REAL ESTATE

Rental property components are as follows (in thousands):

                                   December 31,   December 31,   October 31,
                                      1996            1995           1995
                                  -----------     ------------   ----------
Land                              $     4,976      $     4,226   $    4,226
Buildings                              37,378           30,954       30,921
Leasehold and other improvements        8,817            7,385        7,377
                                  -----------      -----------   ----------
                                       51,171           42,565       42,524
Less: accumulated depreciation        (13,077)         (11,799)     (11,609)
                                  -----------      -----------   ----------
Total rental property, net        $    38,094      $    30,766   $   30,915
                                  ===========      ===========   ==========

The Partnership's rental property includes projects at the Tri-City Corporate Centre in San Bernardino, California and Shadowridge Woodbend Apartments in Vista, California. In the second quarter of 1996, construction was completed on the IRC project, an 81,000 square foot office building, and the tenant commenced a 13-year lease. Upon completion of IRC, the Partnership reclassified $8,599,000 of construction in progress to rental property.

Land held for development consists of the following (in thousands):

                                        December 31,   December 31,  October 31,
                                           1996           1995          1995
                                        ----------     ---------     ---------
26.0 acres in 1996 and 27.2 acres
   in 1995 at Tri-City Corporate
   Centre, San Bernardino, CA           $    2,975    $    4,648     $    4,643
24.8 acres in Lake Elsinore, CA              1,936         1,935          1,935
11.29 acres in 1995, in Temecula, CA            --         2,505          2,485
                                        ----------    ----------     ----------
Total land held for development         $    4,911    $    9,088     $    9,063
                                        ==========    ==========     ==========

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994

In 1996, the Partnership reclassed $1,874,000 (after 1996 additions) from land held for development (Circuit City project in Tri-City) to construction in progress. Construction is expected to be completed by April 1, 1997. The Partnership also reclassed $3,483,000 (after 1996 additions) from land held for development (11.29 acres in Temecula, CA) to land held for sale.

The above land held for development remains unencumbered at December 31, 1996.

Land held for sale consists of the following (in thousands):

                                  December 31,    December 31,     October 31,
                                     1996             1995            1995
                                   ---------       ----------      -----------
17.14 acres in Perris, CA          $   1,386       $    1,386      $     1,384
11.29 acres and 1.11 acres
    in Temecula, CA in 1996
    and 1995, respectively             3,483              246              246
                                   ---------       ----------      -----------

Total land held for sale           $   4,869       $    1,632      $     1,630
                                   =========       ==========      ===========


The 1.11 acres of land in Temecula, California was sold on March 26, 1996 for $275,000 which after commissions and other fees, approximated cost. The Partnership currently has 3.16 acres under contract to sell to a mini storage operator for $607,000, pending satisfactory completion of due diligence. Negotiations are currently underway to sell another two lots totaling 1.56 acres.

The Partnership does not intend to develop the remaining sites held for sale. The proceeds generated from the future sale would be used to reduce the Partnership's existing debt or to increase reserves.

The above land remains unencumbered at December 31, 1996.

During the year ended October 31, 1995, the Partnership recorded the following provisions to reduce the carrying value of investments in real estate (in thousands):

Land held for development:
  San Bernardino, CA                              $    6,158
  Lake Elsinore, CA                                    4,042
Land held for sale:
  Perris, CA                                           2,024
                                                  ----------
Total provision for impairment of
         real estate investments                  $   12,224
                                                  ==========

Prior to 1995, the Partnership's business strategy was to hold its properties for future development and operations. Conclusions about the carrying value of the Partnership's properties were based upon this strategy. In 1995, the Partnership modified this strategy to focus on eventual disposition of its assets at the optimal time and sales price, however, development opportunities will be pursued for certain sites. The

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994

Partnership revalued certain of its assets based on the business strategy for the assets. Due to the uncertainties inherent in the valuation process, the carrying values do not purport to be the price at which a sale transaction involving these properties can or will take place.

Approximately 23 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino ("the City") from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The Partnership's landfill monitoring program currently meets or exceeds all regulatory requirements. The Partnership is currently working with the Santa Ana Region of the California Regional Water Quality Control Board and the City to determine the need and responsibility for any further testing. There is no current requirement to ultimately clean up the site, however, no assurance can be made that circumstances will not arise which could impact the Partnership's responsibility related to the property.

Construction in progress of $2,184,000 at December 31, 1996 primarily represents development costs incurred on the Circuit City site in Tri-City. The construction in progress of $2,931,000 at December 31, 1995 and $2,646,000 at October 31, 1995 represented development costs incurred on the 81,000 square foot build-to-suit office building for Inland Regional Center which was completed and reclassed to rental property in 1996.

Note 5.           RESTRICTED CASH

Restricted cash of $102,000 at December 31, 1996 is comprised of two certificates of deposit ("CD"). The first is a $100,000 CD which is held as collateral for subdivision improvement bonds related to the 11.29 acres of land held for development in Temecula, California. The other is a $2,000 CD pledged as security to a utility district for construction of a sewer crossing.

Note 6.           NOTES PAYABLE

Notes payable as of the stated balance sheet dates was as follows (in thousands):

                                       December 31,   December 31,   October 31,
                                           1996          1995            1995
                                       -----------    ----------      ---------
Note payable, secured by first deed
of trust on Service  Retail Center,
Promotional   Retail   Center   and
Carnegie  Business  Center  I.  The
loan, which matures May 1, 2006, is
a 10-year,  8.744%  fixed rate loan
with  a  25-year  amortization  and
requires  $53  in   principal   and
interest  payments due  monthly.          $6,457          $ --          $ --

Permanent construction loan secured
by  the  IRC   building.   Interest
accrues  at a fixed  rate of  8.75%
per annum.  Monthly payments of $21
of  principal  and interest are due
until the loan matures on April 23,
2001.                                      2,488            --            --

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994

Note payable, secured by first deed
of   trust   on   the   Shadowridge
Woodbend    Apartments.    Interest
accrues  at a fixed  rate of  7.95%
per annum.  Monthly installments of
$48 of  principal  and interest are
due until the loan matures on April
15, 1998.                                $ 5,960       $ 6,063       $ 6,079

Permanent  loan,  converted  from a
construction   loan  secured  by  a
first  deed of  trust on Phase I of
the   Promotional   Retail  Center.
Interest accrued at a fixed rate of
8.75% with monthly  installments of
principal  and interest of $22. The
unpaid  principal  and interest was
due on May 3,  1999,  but was  paid
off in April, 1996.                           --         2,650         2,658

Construction   loan  secured  by  a
portion   of   Phase   II  of   the
Promotional Retail Center. Interest
accrued at a variable  rate and was
payable     monthly    upon    full
utilization  of  the  $98  interest
reserve portion of the $1,000 loan.
The unpaid  principal  and  accrued
interest  was due on  February  15,
1996, but was extended until April,
1996 and then paid off.                       --           649           629

Note payable  secured by first deed
of  trust  on  the  One  Vanderbilt
building.  Interest  accrues  at  a
fixed    rate   of   9%.    Monthly
installments  of  $20  are  payable
which    include    principal   and
interest  amortized  over 25 years.
The unpaid  principal  and interest
is due on January  1,  2005.                2,351        2,380         2,385

Note  payable  secured by  Carnegie
Business   Center  I  and   Service
Retail Center. Interest was payable
monthly at the Imperial  Bank Prime
Rate plus 2%. The unpaid  principal
and  interest  was  due on May  15,
1997,  but was paid  off in  April,
1996.                                         --            15            15
                                       ---------    ----------     ---------

Total notes payable                    $  17,256    $   11,757     $  11,766
                                       =========    ==========     =========

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994


The annual maturities of notes payable subsequent to December 31, 1996 are as follows (in thousands):


                  1997             $        254
                  1998                    6,005
                  1999                      171
                  2000                      186
                  2001                    2,498
                  Thereafter              8,142
                                   ------------
                  Total            $     17,256
                                   ============

Note 7.            LEASES

The Partnership's rental properties are leased under operating leases that expire at various dates through January, 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants; however, no contingent rentals were realized during the years ended December 31, 1996, October 31, 1995 and 1994. Future minimum rents on non-cancelable operating leases as of December 31, 1996 are as follows (in thousands):

                  1997            $      4,696
                  1998                   4,076
                  1999                   4,073
                  2000                   3,889
                  2001                   3,667
                  Thereafter            23,410
                                   -----------
                  Total           $     43,811
                                   ===========


Note 8.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 at December 31, 1996 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.


Note 9.  TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994

authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The Partnership's tax returns are filed on a calendar year basis. As such, the following reconciliation has been prepared using tax amounts estimated on a calendar year basis.

The following is a reconciliation for the years ended December 31, 1996 and October 31, 1995 and 1994 of the net loss for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                    December 31,     October 31,     October 31,
                                        1996            1995            1994
                                    -----------      -----------     ----------
Net loss per financial statements   $    (1,510)     $   (13,417)    $    (663)
Financial reporting depreciation
  in excess of tax reporting
  depreciation                              191              599           578
Provision for impairment of
  investments in real estate                 --           12,224            --
Operating expenses recognized in a
  different period for financial
  reporting than for income tax
  reporting, net                           (692)            (271)           --
Property taxes capitalized for tax          465              476            --
                                    -----------      -----------      --------
Estimated net loss for federal
 income tax purposes                $    (1,546)     $      (389)    $     (85)
                                     ===========      ==========      ========

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                  December 31, 1996, October 31, 1995 and 1994


The following is a reconciliation as of December 31, 1996 and October 31, 1995 of partner's capital for financial reporting purposes to estimated partners' capital for federal income tax purposes (in thousands).

                                                     1996          1995
                                                  ----------     --------
Partners' equity per financial statements        $    34,659   $   36,477
Cumulative provision for impairment of
      investments in real estate                      14,274       14,274
Financial reporting depreciation in excess
  of tax reporting depreciation                        4,386        4,195
Operating expenses recognized in a
  different period for financial reporting
  than for income tax reporting, net                    (692)        (271)
Property taxes capitalized for tax                       941          476
Other, net                                              (287)        (325)
                                                  ----------    ---------
Estimated partners' capital for federal
 income tax purposes                             $    53,281   $   54,826
                                                  ==========    =========

Note 10.  SUBSEQUENT EVENT

In January, 1997, the Partnership obtained an unsecured promissory note for a $1,500,000 revolving line of credit from Glenborough Inland Realty Corporation, a California corporation, an affiliate of the Partnership. In February and March, 1997, the Partnership drew a total of $1,000,000 on this line of credit to fund capital expenditures and miscellaneous charges until permanent financing can be obtained for the TGI Friday's and Circuit City properties. The promissory note requires interest to be paid monthly at 11% per annum and matures on December 31, 1997. In February 1997, the Partnership obtained a $1,200,000 unsecured loan to finance the acquisition of the TGI Friday's property. Management is currently under negotiations for a $5,000,000 loan that would be secured by the Circuit City property. The proceeds from the loan would be used to pay-off the $1,200,000 unsecured loan as well as finance tenant improvements at the Circuit City property and other Partnership expenditures.

                                                    RANCON REALTY FUND IV,
                                               A CALIFORNIA LIMITED PARTNERSHIP

                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1996
                                                        (in thousands)

--------------------------------------------------------------------------------------------------------
             COLUMN A                   COLUMN B            COLUMN C                    COLUMN D
--------------------------------------------------------------------------------------------------------

                                                         Initial Cost to    Cost Capitalized Subsequent
                                                          Partnership             to Acquisition
                                                      --------------------     ---------------------
                                                              Buildings
                                                                 and                          Carrying
   Description                         Encumbrances     Land  Improvements     Improvements     Cost
--------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes, San Bernardino County, CA:
   4.0 acres - One Vanderbilt            $ 2,351       $  572     $   --        $  8,599      $   9
   2.9 acres - Two Vanderbilt                 --          443         --           6,310         --
   5.3 acres - Carnegie Business Center I    (c)          380         --           5,268         --
   2.2 acres - Service Retail Center         (c)          300         --           1,717         --
    Less: Provision for impairment of
      real estate investment (b)              --           --         --            (250)        --
   5.2 acres: - Promo Retail                 (c)          811         --           5,677        282
    Less: Provision for impairment of
      real estate investment (b)              --           --         --            (119)        --
   7.4 acres - Inland Regional Center      2,488          608         --           7,437         --
    Less Provision for impairment of
      real estate investment (b)              --         (196)        --              --         --
Residential Property, San Diego County, CA:
  Shadowridge Woodbend Apartments          5,960        1,766     11,118             439         --
                                         -------       ------     ------        --------      -----
                                          17,256        4,684     11,118          35,078        291
                                         -------       ------     ------        --------      -----
Construction in Progress:
 San Bernardino County, CA:
   Circuit City                               --          284         --           2,010         --
    Less: Provision for impairment of
      real estate investment (b)              --           --         --            (419)        --
   Inland Regional Center                     --           --         --             309         --
                                         -------       ------     ------        --------      -----
                                              --          284         --           1,900         --
                                         -------       ------     ------        --------      ------
Land Held for Development: San Bernardino County, CA:
   26 acres - Tri-City                        --        4,186         --           5,597        417
    Less: Provision for impairment of
      real estate investment (b)              --         (244)        --          (6,980)        --
 Riverside County, CA:
   Lake Elsinore property 24.8 acres          --        4,495         --           1,482         --
    Less: Provision for impairment of
      real estate investment (b)              --       (2,560)        --          (1,482)        --
                                         -------      -------     ------        --------      -----
                                              --        5,877         --          (1,383)       417
                                         -------      -------     ------        --------      -----
Land Held for Sale:
 Riverside County, CA:
   Perris property 17.14 acres                --        3,005         --             327         78
    Less: Provision for impairment of
      real estate investment (b)              --       (1,697)        --            (327)        --
   Temecula property  11.29 acres             --        2,280         --           1,203         --
                                         -------      -------    -------        --------      -----
                                              --        3,588         --           1,203         78
                                         -------      -------    -------        --------      -----

                                         $17,256      $14,433    $11,118        $ 36,798      $ 786
                                         =======      =======    =======        ========      =====


--------------------------------------------------------------------------------------------------------------------------
             COLUMN A                               COLUMN E                 COLUMN F     COLUMN G    COLUMN H   COLUMN I
--------------------------------------------------------------------------------------------------------------------------

                                               Gross Amount Carried
                                               at December 31, 1996
                                           ---------------------------
                                                     Buildings                              Date                   Life
                                                       and         (a)      Accumulated  Construction   Date    Depreciated
   Description                              Land   Improvements   Total    Depreciation     Began     Acquired     Over
---------------------------------------------------------------------------------------------------------------------------
Rental Properties:
Commercial Office Complexes, San Bernardino County, CA:
   4.0 acres - One Vanderbilt            $   573    $ 8,607     $  9,180      $  3,714     11/30/85   11/06/84    3-40 yrs.
   2.9 acres - Two Vanderbilt                443      6,310        6,753         3,040      1/30/86   11/06/84    3-40 yrs.
   5.3 acres - Carnegie Business Center I    380      5,268        5,648         2,457      7/31/86   11/06/84    3-40 yrs.
   2.2 acres - Service Retail Center         301      1,716        2,017           483      7/31/86   11/06/84    3-40 yrs.
    Less: Provision for impairment of
      real estate investment (b)             (41)      (209)        (250)           --
   5.2 acres: - Promo Retail                 811      5,959        6,770           396      2/01/93   11/06/84   10-40 yrs.
    Less: Provision for impairment of
      real estate investment (b)              (7)      (112)        (119)           --
   7.4 acres - Inland Regional Center        946      7,099        8,045           115       1/96      6/26/87   10-40 yrs.
    Less Provision for impairment of
      real estate investment (b)            (196)        --         (196)           --
Residential Property, San Diego County, CA:
  Shadowridge Woodbend Apartments          1,766     11,557       13,323         2,872        N/A      6/26/87    5-40 yrs.
                                         -------    -------      -------       -------
                                           4,976     46,195       51,171        13,077
                                         -------    -------      -------       -------
Construction in Progress:
 San Bernardino County, CA:
   Circuit City                            2,294         --        2,294            --
    Less: Provision for impairment of
      real estate investment (b)            (419)        --         (419)           --
   Inland Regional Center                    309         --          309            --       8/95      11/06/84       N/A
                                         -------     ------      -------       -------
                                           2,184         --        2,184            --
                                         -------     ------      -------       -------
Land Held for Development: San Bernardino County, CA:
   26 acres - Tri-City                    10,200         --       10,200            --        N/A      11/06/84       N/A
    Less: Provision for impairment of
      real estate investment (b)          (7,224)        --       (7,224)           --
 Riverside County, CA:
   Lake Elsinore property 24.8 acres       5,977         --        5,977            --        N/A       7/06/88       N/A
    Less: Provision for impairment of
      real estate investment (b)          (4,042)        --       (4,042)           --        N/A      11/07/88       N/A
                                         -------     ------      -------       -------
                                           4,911         --        4,911            --
                                         -------     ------      -------       -------
Land Held for Sale:
 Riverside County, CA:
   Perris property 17.14 acres             3,410         --        3,410            --        N/A     11/07/88        N/A
    Less: Provision for impairment of
      real estate investment (b)          (2,024)        --       (2,024)           --
   Temecula property  11.29 acres          3,483         --        3,483            --
                                         -------     ------      -------       -------
                                           4,869         --        4,869            --
                                         -------     ------      -------       -------

                                         $16,940    $46,195     $ 63,135      $ 13,077
                                         =======    =======     ========      ========


(a) The aggregate cost for federal income tax purposes is $ 79,748.
(b) See Note 4 to Financial Statements.
(c) Service Retail Centre, Carnegie Business Center I and Promotional Retail
     Center are collateral for the debt in the aggregate amount of $6,457.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:


                                  For the      For the     For the     For the
                                 year ended  two months  year ended  year ended
                                   Dec.31,  ended Dec.31,   Oct. 31,   Oct. 31,
                                    1996        1995         1995        1994
                                  ---------   ---------    ---------   ---------
Investment in real estate

  Balance at beginning of period   $ 56,216    $ 55,863   $ 65,560    $ 63,790

     Additions during period:
       Improvements                   7,166         353      2,351       1,770
       Capitalized carrying costs        --          --        176          --
     Provision for impairment of
      investments in real estate         --          --    (12,224)         --
     Sales                             (247)         --         --          --
                                   --------     -------   --------    --------
  Balance at end of period         $ 63,135    $ 56,216   $ 55,863    $ 65,560
                                   ========    ========   ========    ========



Accumulated Depreciation

  Balance at beginning of period   $ 11,799    $ 11,609   $ 10,332    $  9,042

     Additions charged to expenses    1,278         190      1,277       1,290
     Sales during period                 --          --         --          --
                                   --------    --------   --------    --------
  Balance at end of period         $ 13,077    $ 11,799   $ 11,609    $ 10,332
                                   ========    ========   ========    ========

                             RANCON REALTY FUND IV,
                        a California Limited Partnership


                                INDEX TO EXHIBITS


                                                                   Sequentially
    Exhibit Number                    Exhibit                      Numbered Page

        (3.3)      Limited  Partnership  Agreement of RRF IV Tri-
                   City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund IV, A
                   California Limited Partnership is the limited
                   partner                                                 43

       (10.6)      Promissory note in the amount of $9,600,000,
                   dated April 19, 1996,  secured by Deeds of Trust
                   on three of the Partnership Properties                  50

                                                                    Exhibit 3.3
                          LIMITED PARTNERSHIP AGREEMENT
                                       OF
                       RRF IV TRI CITY LIMITED PARTNERSHIP

         THIS LIMITED PARTNERSHIP AGREEMENT is made as of this 1 5th day of March, 1996. between RRF IV, Inc., a Delaware corporation (the "General Partner") and Rancon Realty Fund IV. a California limited partnership (the "Limited Partner"), herein referred to collectively as the "Partners" and individually as a "Partner," and whose names and addresses are set forth in Exhibit A

                                    ARTICLE I
                                NAME AND PURPOSE

         1. Formation. The undersigned parties hereby form a partnership (herein called the "Partnership") pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act").

         2. Name and Office. The name of the Partnership is RRF IV TRI CITY LIMITED PARTNERSHIP. The principal office of the Partnership shall be located at 400 South E1 Camino Real, San Mateo, California 94402-1708, but the Partnership may select and otherwise operate and conduct its business in any and all parts of the United States as the parties may deem advisable.

         3. Purposes. The Partnership has been formed for the purposes of:

         (a) acquiring all that certain real estate more particularly described on Exhibit B hereto and all improvements thereon and all personally associated therewith and all rentals, leases and agreements relating, thereto (collectively, the "Real Estate") from the transferor identified opposite the description of each such Real Estate described on Exhibit B hereto and financing each such Real Estate with a loan (collectively, the "Loans") from Bear. Stearns Funding. Inc. (the "Lender") and selling, conveying, mortgaging and otherwise disposing of all or any part of the Real Estate subject to the requirement of the documents evidencing and securing the Loans:

         (b) entering into and performing obligations pursuant to agreements necessary or desirable to effectuate the foregoing (such agreements and the agreements referred to in subparagraph (a) above shall be collectively referred to herein as the "Agreements"); and

         (c) engaging in any lawful act or activity that may be taken by, and exercising any powers permitted to, limited partnerships organized under the Act that are incidental to and necessary or desirable for the accomplishment of the above-mentioned purposes.

The Partnership is authorized to engage in any and all acts necessary, advisable or incidental to the conduct of its business and, after repayment in full of the Loans. may engage in any other business or activity which may be lawfully conducted by partnerships organized under the Act.

                                                                     Exhibit 3.3

         4. Term. The term of the Partnership shall be from the date hereof to December 31, 2095. unless Terminated earlier as hereinafter provided or as otherwise provided by law.

                                   ARTICLE II
                                     CAPITAL

         1. Initial Capital contributions of Partners. The initial capital required to carry on the business purposes described in Article 1, Paragraph 3 above shall be advanced by the General Partner and the Limited Partner in the amounts as shown on the attached Exhibit A, which Exhibit is incorporated herein by this reference; provided, that the General Partner s initial capital contribution shall be in an amount equal to the lesser of $500,000 and 1% of the net asset value of the assets of the Partnership. No interest shall be paid by the Partnership to the Partners on any Capital Contribution paid to the Partnership. Except as otherwise provided in the Act or in this Agreement! no Partner shall be required to make any further contribution to the capital of the Partnership.

         2. Distributions of Capital. Under circumstances requiring a return of any Capital Contribution, no Partner shall have the right to receive property other than cash.

         3. Admission of Additional Partners. Neither the Partnership nor the General Partner on behalf of the Partnership may admit additional Partners without the consent of all of the Partners.

                                   ARTICLE III
                                   MANAGEMENT

         1. Management Decisions. The parties hereto agree that the General Partner is solely responsible for the day-to-day operations of the Partnership. Subject to express limitations set forth in this Partnership Agreement, the General Partner is authorized to do anything necessary and appropriate to achieve the purposes detailed in Article 1, Paragraph 3 above. The General Partner may be removed for cause by a vote of the Partners holding a majority interest in the Partnership but may not otherwise dissolve or resign as General Partner without the vote of the majority interest in the Partnership; provided, the General Partner may not resign or be removed in any event unless a successor bankruptcy remote corporation shall have been appointed and be ready and able to succeed to the General Partner as general partner of the Partnership.

         Sale of all or a substantial portion of the Partnership assets must be approved by a vote of the Partners holding a majority interest in the Partnership.

         The General Partner shall devote such time to the Partnership as shall be reasonably required for its welfare and success. The General Partner shall use its best efforts to enable the Partnership to carve out the purposes set forth in Article 1. Paragraph 3.

                                                                     Exhibit 3.3

         2. Expenses. The General Partner may be reimbursed by the Partnership for reasonable out-of-pocket expenses incurred by it in connection with the business of the Partnership.

         3. Covenants Regarding Operation.

         (a)  The  Partnership   shall  not  incur,   assume  or  guarantee  any
indebtedness except for such indebtedness as may be incurred by the Partnership in connection with the Loans or as Otherwise permitted by the Lender.

         (b) The Partnership shall not engage in any business or activity other than in connection with or relating to the Partnership s purposes.

         (c) The Partnership shall not consolidate or merge with or into any other entity or convey or transfer its properties and assets substantially as an entirety to any entity.

         (d) The Partnership shall not dissolve or liquidate. in whole or in part, except in the event the Loans have been satisfied in full.

         (e) The funds and other assets of the Partnership shall not be commingled with those of any other entity.

         (f) The Partnership shall not guaranty or become obligated or hold itself out as being liable for the debts of any other party. The Partnership shall not plead its assets for the benefit of any other person or entity.

         (g) The Partnership shall not form. or cause to be formed, any subsidiaries.

         (h) The Partnership shall make no asset distributions, including, without limitation, any distribution of dividends, except to the extent of cash on hand in excess of that needed to cover the expected operating expenses of the Partnership.

         (i) The Partnership shall not make any loans to any person or entity.

         (j) The Partnership shall act solely in its name and through the General Partner in the conduct of its business, and shall conduct its business so as not to mislead others as to the identity of the entity with which they are concerned. The Partnership shall pay its own liabilities from its own funds.

         (k) The Partnership shall not file any voluntary petition or consent to the filing of any petition in or institute any bankruptcy. reorganization. arrangement, insolvency or liquidation proceeding or other proceeding under any federal or state bankruptcy or similar law without the unanimous consent of the Partners.

                                                                     Exhibit 3.3

         ( 1 ) The Partnership shall maintain partnership records and books of account and shall not commingle its partnership records and books of account with the corporate records and books of account of any entirety. The books of the Partnership may be kept (subject to any provision contained in the statutes) inside or outside the State of Delaware at such place or places as may be designated from time to time by the members of the General Partner

         (m) The Partnership shall maintain an arms-length relationship with the Partners and their affiliates and, in particular shall compensate such Partners or affiliates on a commercial reasonable basis for any services or office space provided by them.

         (n) The Partnership shall maintain a separate telephone number and use its own stationary, invoice and checks.

         (o) The Partnership shall observe all partnership formalities.

                                   ARTICLE IV
                 RIGHTS AND OBLIGATIONS OF THE LIMITED PARTNERS

1. Management of the Partnership.

         (a) No Limited Partner may take part in the management of or control of the business of the Partnership, transact any business in the name of the
Partnership, incur expenditures on behalf of the Partnership, bind the Partnership or sign any agreement or document in the name of the Partnership.

         (b) No Limited Partner will have any power or authority with respect to the Partnership or Partnership affairs except to the extent that the express provisions of this Agreement or the Act require or permit the Limited Partner to take certain actions with respect to the Partnership.

         2. Liability of Limited Partners. Except as otherwise provided in the Act or this Agreement and irrespective of any deficit in a Limited Partners' Capital Account, no Limited Partner will be required to contribute funds to the Partnership other than its Capital Contribution and will not be personally liable for any obligations of the Partnership beyond the amount of its Capital Contribution. Except as provided in this Agreement, no Limited Partner in its capacity as limited partner is required to loan funds to the Partnership.

                                                                     Exhibit 3.3

                                    ARTICLE V
                                   ACCOUNTING

         1. Books and Records. The Partnership through the General Partner shall cause full and accurate books of the Partnership to be maintained at the Partnership's principal place of business. Such books and records shall include all receipts and expenditures, assets and liabilities, profits and losses and all other records necessary for recording the Partnership's business and affairs. Such books and records shall be open to inspection and examination by all Partners, in person or by their duly authorized representatives, at reasonable times.

         2. Fiscal Year. The fiscal years the Partnership will end on the last day of December, unless changed by the General Partner with the consent of the Limited Partner.

         3. Reports. Annual balance sheets and statements showing the income and expenses of the Partnership. Together with the Partnership federal and state income tax returns. shall be prepared and submitted to the Partners not later than 60 days after the end of the fiscal year. The General Partner is hereby authorized to designate itself as tax matters partner of the Partnership.

         4. Bank Accounts and Investment of Funds. All funds of the Partnership shall be deposited in its name in such checking and savings accounts or time certificates as shall be designated by the Partners. Withdrawals therefrom shall be made upon such signature or Signatures as the Partners may designate.

         5. Method of Accounting. The books of the Partnership shall be kept on the accrual basis of accounting.

                                   ARTICLE VI
                          ALLOCATIONS AND DISTRIBUTIONS

         1. Profits and Losses. The profits and losses of the Partnership shall be determined each year in accordance with accounting methods used for federal income tax purposes and shall be allocated among the Partners and credited (or charged) to their Capital Accounts (as defined and maintained in accordance with Regulations under Section 704(b) of the Internal Revenue Code of 1986, as amended) in accordance with the Partnership Percentages (as such percentages are set forth on Exhibit A hereto).

         2. Cash Distributions. All cash distributions of the Partnership shall be distributed among the Partners and charged to their Capital Accounts in accordance with the Partnership Percentages.

                                                                     Exhibit 3.3
                                   ARTICLE VII
                         TERMINATION OF THE PARTNERSHIP

         1. Termination. The Partnership shall be dissolved upon the first to occur of the following:

         (a) the sale of all or substantially all of the Partnership assets;

         (b) the mutual unanimous agreement of the Partners; provided, that the Partners shall not agree to dissolve the Partnership while the Loans are outstanding.

         (c) the date December 31, 2095; or

         (d) the General Partner shall dissolve or file. or be the subject of, any reorganization, bankruptcy, insolvency or liquidation proceeding or other proceeding under any federal or state bankruptcy or similar law; provided, that any such act shall not cause a dissolution of the Partnership if within 90 days after such withdrawal, dissolution filing or commencement of proceeding the limited partners shall unanimously (i) elect to continue the Partnership, and
(ii) appoint a successor General Partner.

         2. Dissolution. Upon the occurrence of any one of the above events. the Partnership will be dissolved. the affairs of the Partnership wound up and the assets liquidated. allocated and distributed, as realized, in the following order:

         (a) to creditors of the Partnership; and

         (b) to the Partners in accordance with their Capital Account balances. If, upon liquidation. the General Partner has a deficit Capital Account balance, the General Partner shall be required to contribute cash to the Partnership in an amount equal to such deficit Capital Account balance

                                  ARTICLE VIII
                              TRANSFER OF INTEREST

         No partner may sell, transfer or otherwise assign its interest in the Partnership, in whole or in part; provided, that the initial General Partner may transfer its general partner interest in the Partnership to a corporation which is a wholly owned, qualified real estate investment trust subsidiary of Rancon Financial Corporation and is otherwise approved by the Lender, and following such transfer such transferee shall be the General Partner for all purposes of this Agreement. Anything contained herein to the contrary notwithstanding, in no event shall the Partners or any of them have the authority to amend the provisions of this Article VIII.

                                                                     Exhibit 3.3

                                   ARTICLE IX
                               GENERAL PROVISIONS

         1. Indemnification. If the General Partner shall violate any of the terms, provisions and conditions of this Partnership Agreement, it shall, in addition to being subjected to the other remedies. liabilities and obligations herein imposed upon it therefor, keep and save harmless the Partnership property and indemnify the other Partners from any and all claims. demands and actions that may arise out of or by reason of such a violation of any of the terms, provisions and conditions thereof.

         2. Amendments. This Partnership Agreement may not be modified or amended except with the unanimous written consent of the Partners. Notwithstanding anything herein to the contrary, Article VIII may not be amended at any time.

         3. Governing Law; Binding. This Partnership Agreement shall be construed and enforceable in accordance with the laws of the State of Delaware and shall be binding upon all the parties and their assigns, successors, estates, heirs or legatees.

         4. Counterparts. This Partnership Agreement may be executed in any number of counterparts. each of which shall be deemed to constitute an original and all of which together shall constitute one instrument.

         IN WITNESS WHEREOF. we have hereunto set our hands the day and year heretofore mentioned.

                                            GENERAL PARTNER:

                                            RRF IV. INC.

                                            By: /s/ Robert Batinovich
                                                Robert Batinovich. President

                                            LIMITED PARTNER:

                                            Rancon Realty Fund IV. L.P.,
                                              a California limited partnership

                                            By: /s/ Daniel Lee Stephenson
                                                Daniel Lee Stephenson,
                                                General Partner

                                            By: Rancon Financial Corporation,
                                                General Partner

                                                By: /s/ Daniel Lee Stephenson
                                                Its: President

                                                                    Exhibit 10.6
                                 PROMISSORY NOTE
$6,500,000                                                  New York, New York
                                                                April 19, 1996

         FOR VALUE RECEIVED RRF IV TRI CITY LIMITED PARTNERSHIP, a Delaware limited partnership, as maker, having its principal place of business at c/o Glenborough Inland Realty Corporation, 400 South El Camino Real, San Mateo, California 94402 ("Borrower"), hereby unconditionally promises to pay to the order of BEAR, STEARNS FUNDING, INC., a Delaware corporation, as payee, having an address at 245 Park Avenue, New York, New York 10167 ("Lender"), or at such other place as the holder hereof may from time to time designate in writing, the principal sum of SIX MILLION FIVE HUNDRED THOUSAND Dollars ($6,500,000), in lawful money of the United States of America with interest thereon to be computed from the date of this Note at the Applicable Interest Rate (defined below), and to be paid in installments as follows:

                            ARTICLE 1: PAYMENT TERMS

         (a) A payment on the date hereof on account of all interest that will accrue on the principal amount of this Note from and after the date hereof through and including the last day of the present month;

         (b) A constant payment of $53,412.84 on the first day of June, 1996 and on the first day of each calendar month thereafter (the "Monthly Payment") up to and including the first day of April, 2006;

each Monthly Payment to be applied as follows:

         (i) first, to the payment of interest computed at the Applicable Interest Rate; and

         (ii) the balance toward the reduction of the principal sum and the balance of the principal sum and all interest thereon shall be due and payable on the first day of May, 2006 (the "Maturity Date"). Interest on the principal sum of this Note shall be calculated on the basis of a three hundred sixty (360) day year based on twelve (12) thirty (30) day months, except that interest due and payable for a period of less than a full month shall be calculated by multiplying the actual number of days elapsed in such period by a daily rate based on said 360-day year.

                               ARTICLE 2: INTEREST

         The term "Applicable Interest Rate" as used in the Security Instrument (defined below) and this Note shall mean an interest rate equal to eight and seven hundred forty four thousandths percent (8.744%) per annum.

                                                                    Exhibit 10.6

                       ARTICLE 3: DEFAULT AND ACCELERATION

         (a) The whole of the principal sum of this Note, (b) interest, default interest, late charges and other sums, as provided in this Note, the Security Instrument or the Other Security Documents (defined below), (c) all other monies agreed or provided to be paid by Borrower in this Note, the Security Instrument or the Other Security Documents, (d) all sums advanced pursuant to the Security Instrument to protect and preserve the Property (defined below) and the lien and the security interest created thereby, and (e) all sums advanced and costs and expenses incurred by Lender in connection with the Debt (defined below) or any part thereof, any renewal, extension, or change of or substitution for the Debt or any part thereof, or the acquisition or perfection of the security therefor, whether made or incurred at the request of Borrower or Lender (all the sums referred to in (a) through (e) above shall collectively be referred to as the "Debt") shall without notice become immediately due and payable at the option of Lender if any payment required in this Note is not paid within ten (10) days of the date the same is due or on the Maturity Date or on the happening of any other default, after the expiration of any applicable notice and grace periods, herein or under the terms of the Security Instrument or any of the Other Security Documents (collectively, an "Event of Default").

                           ARTICLE 4: DEFAULT INTEREST

         Borrower does hereby agree that upon the occurrence of an Event of Default, Lender shall be entitled to receive and Borrower shall pay interest on the entire unpaid principal sum at a rate equal to the lesser of (a) five percent (5%) plus the Applicable Interest Rate and (b) the maximum interest rate which Borrower may by law pay (the "Default Rate"). The Default Rate shall be computed from the occurrence of the Event of Default until the earlier of the date upon which the Event of Default is cured or the date upon which the Debt is paid in full. Interest calculated at the Default Rate shall be added to the Debt, and shall be deemed secured by the Security Instrument. This clause, however, shall not be construed as an agreement or privilege to extend the date of the payment of the Debt, nor as a waiver of any other right or remedy accruing to Lender by reason of the occurrence of any Event of Default.

                              ARTICLE 5: PREPAYMENT

         Borrower shall not have the right or privilege to prepay all or any portion of the unpaid principal balance of this Note until the third anniversary of the date hereof.

         During the period commencing on the third anniversary of the date hereof and ending on or before the date which is six (6) months prior to the Maturity Date, Borrower may, provided it has given Lender prior written notice in accordance with the terms of this Note, prepay the unpaid principal balance of this Note in whole or in part by paying, together with the amount to be prepaid, (a) interest accrued and unpaid on the portion of the principal balance of this Note being prepaid to and including the date of prepayment, (b) unless prepayment is tendered on the first day of a calendar month, an amount equal to

                                                                    Exhibit 10.6

the interest that would have accrued on the amount being prepaid after the date of prepayment through and including the last day of the calendar month in which the prepayment occurs had the prepayment not been made (which sum shall constitute additional consideration for the prepayment), (c) all other sums then due under this Note, the Security Instrument and the Other Security Documents, and (d) a prepayment consideration (the "Prepayment Consideration") equal to the greater of (i) one percent (1%) of the principal balance of this Note being prepaid and (ii) the excess, if any, of (A) the product of (1) the sum of the present values of all then-scheduled payments of principal and interest under this Note including, but not limited to, principal and interest on the Maturity Date, (with each such payment discounted to its present value at the date of prepayment at the rate which, when compounded monthly, is equivalent to the Prepayment Rate (hereinafter defined)) and (2) a fraction, the numerator of which is the principal amount of this Note being prepaid and the denominator of which is the then outstanding principal amount of this Note, over (B) the principal amount of this Note being prepaid. Partial prepayments of the principal amount of this Note shall not be in increments of less than $100,000, be permitted more than once in any period of one year commencing on the date hereof or any anniversary hereof or result in a recalculation of the Monthly Payment.

         The term "Prepayment Rate" means the bond equivalent yield (in the secondary market) on the United States Treasury Security that as of the Prepayment Rate Determination Date (hereinafter defined) has a remaining term to maturity closest to, but not exceeding, the remaining term to the Maturity Date, as most recently published in the "Treasury Bonds, Notes and Bills" section in The Wall Street Journal as of such Prepayment Rate Determination Date. If more than one issue of United States Treasury Securities has the remaining term to the Maturity Date referred to above, the "Prepayment Rate" shall be the yield on the United States Treasury Security most recently issued as of the Prepayment Rate Determination Date. The rate so published shall control absent manifest error. The term "Prepayment Rate Determination Date" shall mean the date which is five (5) Business Days prior to the scheduled prepayment date. As used herein, "Business Day"" shall mean any day other than Saturday, Sunday or any other day on which banks are required or authorized to close in New York, New York.

         Lender shall notify Borrower of the amount and the basis of determination of the required prepayment consideration. If the publication of the Prepayment Rate in The Wall Street Journal is discontinued, Lender shall determine the Prepayment Rate on the basis of "Statistical Release H.15 (519), Selected Interest Rates," or any successor publication, published by the Board of Governors of the Federal Reserve System, or on the basis of such other publication or statistical guide as Lender may reasonably select.

         After the date which is six (6) months prior to the Maturity Date, Borrower may, provided that it has given Lender prior written notice in accordance with the terms of this Note, prepay the unpaid principal balance of this Note in whole or in part, by paying, together with the amount to be prepaid, (a) interest accrued and unpaid on the portion of the principal balance of this Note being prepaid to and including the date of prepayment,

                                                                    Exhibit 10.6

(b) unless the prepayment is tendered on the first day of a calendar month, an amount equal to the interest that would have accrued on the amount being prepaid after the date of prepayment through and including the last day of the calendar month in which the prepayment occurs had the prepayment not been made (which amount shall constitute additional consideration for the prepayment), and (c) all other sums then due under this Note, the Security Instrument and the Other Security Documents. Partial prepayments of this Note during such period shall not be in increments of less than $100,000 or result in a recalculation of the amount of monthly debt service payments due under this Note.

         Borrower's right to prepay any portion of the principal balance of this Note shall be subject to (i) Borrower's submission of a notice to Lender setting forth the amount to be prepaid and the projected date of prepayment, which date shall be no less than thirty (30) or more than sixty (60) days from the date of such notice, and (ii) Borrower's actual payment to Lender of the amount to be prepaid as set forth in such notice on the projected date set forth in such notice or any day following such projected date occurring in the same calendar month as such projected date.

         Following an Event of Default and acceleration of this Note, if Borrower or anyone on Borrower's behalf makes a tender of payment of the amount necessary to satisfy the indebtedness evidenced by this Note and secured by the Security Instrument at any time prior to foreclosure sale (including, but not limited to, sale under power of sale under the Security Instrument), or during any redemption period after foreclosure, (i) the tender of payment shall constitute an evasion of Borrower's obligation to pay any Prepayment Consideration due under this Note and such payment shall, therefore, to the maximum extent permitted by law, include a premium equal to the Prepayment Consideration that would have been payable on the date of such tender had this Note not been so accelerated, or (ii) if at the time of such tender a prepayment of the principal amount of this Note would have been prohibited under this Note had the principal amount of this Note not been so accelerated, the tender of payment shall constitute an evasion of such prepayment prohibition and shall, therefore, to the maximum extent permitted by law, include an amount equal to the greater of (i) 1% of the then principal amount of this Note and (ii) an amount equal to the excess of (A) the sum of the present values of a series of payments payable at the times and in the amounts equal to the payments of principal and interest (including, but not limited to the principal and interest payable on the Maturity Date) which would have been scheduled to be payable after the date of such tender under this Note had this Note not been accelerated, with each such payment discounted to its present value at the date of such tender at the rate which when compounded monthly is equivalent to the Prepayment Rate, over (B) the then principal amount of this Note.

                               ARTICLE 6: SECURITY

         This Note is secured by the Security Instrument and the Other Security Documents. The term "Security Instrument" as used in this Note shall mean those three (3) Deeds of Trust, Fixture Filings and Security Agreements dated as of the date hereof in the principal sum of this Note given by Borrower to (or for the benefit of) Lender each

                                                                    Exhibit 10.6

covering the fee simple estate of Borrower in certain premises located in Riverside County, State of California, and other property, as more particularly described therein (collectively, the "Property") and intended to be duly recorded in said County. The term "Other Security Documents" as used in this Note shall mean all and any of the documents other than this Note or the Security Instrument now or hereafter executed by Borrower and/or others and by or in favor of Lender, which wholly or partially secure or guarantee payment of this Note. Whenever used, the singular number shall include the plural, the plural number shall include the singular, and the words "Lender" and "Borrower" shall include their respective successors, assigns, heirs, executors and administrators.

         All of the terms, covenants and conditions contained in the Security Instrument and the Other Security Documents are hereby made part of this Note to the same extent and with the same force as if they were fully set forth herein. All capitalized terms not defined herein shall have the meanings ascribed to them in the Security Instrument and the Other Security Documents.

                            ARTICLE 7: SAVINGS CLAUSE

         This Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance due thereunder at a rate which could subject Lender to either civil or criminal liability as a result of being in excess of the maximum interest rate which Borrower is permitted by applicable law to contract or agree to pay. If by the terms of this Note, Borrower is at any time required or obligated to pay interest on the principal balance due thereunder at a rate in excess of such maximum rate, the Applicable Interest Rate or the Default Rate, as the case may be, shall be deemed to be immediately reduced to such maximum rate and all previous payments in excess of the maximum rate shall be deemed to have been payments in reduction of principal and not on account of the interest due thereunder. All sums paid or agreed to be paid to Lender for the use, forbearance, or detention of the Debt, shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the full stated term of the Note until payment in full so that the rate or amount of interest on account of the Debt does not exceed the maximum lawful rate of interest from time to time in effect and applicable to the Debt for so long as the Debt is outstanding.

                             ARTICLE 8: LATE CHARGE

         If any sum  payable  under  this  Note is not paid  prior to the  tenth
(10th) day after the date on which it is due, Borrower shall pay to Lender upon demand an amount equal to the lesser of five percent (5%) of the unpaid sum or the maximum amount permitted by applicable law to defray the expenses incurred by Lender in handling and processing the delinquent payment and to compensate Lender for the loss of the use of the delinquent payment and the amount shall be secured by the Security Instrument and the Other Security Documents.

                                                                    Exhibit 10.6

                            ARTICLE 9: NO ORAL CHANGE

         This Note may not be modified, amended, waived, extended, changed, discharged or terminated orally or by any act or failure to act on the part of Borrower or Lender, but only by an agreement in writing signed by the party against whom enforcement of any modification, amendment, waiver,' extension, change, discharge or termination is sought.


                     ARTICLE 10: JOINT AND SEVERAL LIABILITY

         If Borrower consists of more than one person or party, the obligations and liabilities of each person or party shall be joint and several.

                               ARTICLE 11: WAIVERS

         Borrower and all others who may become liable for the payment of all or any part of the Debt do hereby severally waive presentment and demand for payment, notice of dishonor, protest and notice of protest and non-payment and all other notices of any kind. No release of any security for the Debt or extension of time for payment of this Note or any installment hereof, and no alteration, amendment or waiver of any provision of this Note, the Security Instrument or the Other Security Documents made by agreement between Lender or any other person or party shall release, modify, amend, waive, extend, change, discharge, terminate or affect the liability of Borrower, and any other person or entity who may become liable for the payment of all or any part of the Debt, under this Note, the Security Instrument or the Other Security Documents. No notice to or demand on Borrower shall be deemed to be a waiver of the obligation of Borrower or of the right of Lender to take further action without further notice or demand as provided for in this Note, the Security Instrument or the Other Security Documents. If Borrower is a partnership, the agreements herein contained shall remain in force and applicable, notwithstanding any changes in the individuals comprising the partnership. If Borrower is a corporation, the agreements contained herein shall remain in full force and applicable notwithstanding any changes in the shareholders comprising, or the officers and directors relating to, the corporation. If Borrower is a limited liability company, the agreements contained herein shall remain in full force and applicable notwithstanding any changes in the members comprising, or the managers, officers or agents relating to, the limited liability company. The term "Borrower", as used herein, shall include any alternate or successor partnership, corporation, limited liability company or other entity or person to the Borrower named herein, but any predecessor partnership (and their partners), corporation, limited liability company, other entity or person shall not thereby be released from any liability. Nothing in this Article 11 shall be construed as a consent to, or a waiver of, any prohibition or restriction on transfers of interests in such partnership which may be set forth in the Security Instrument or any Other Security Document.

                                                                    Exhibit 10.6

                              ARTICLE 12: TRANSFER

         Lender may, at any time, sell, transfer or assign this Note, the Security Instrument and the Other Security Documents, and any or all servicing rights with respect thereto, or grant participations therein or issue mortgage passthrough certificates or other securities evidencing a beneficial interest in a rated or unrated public offering or private placement (the "Securities"). Lender may forward to each purchaser, transferee, assignee, servicer, participant, investor in such Securities or any Rating Agency rating such Securities (collectively, the "Investor") and each prospective Investor, all documents and information which Lender now has or may hereafter acquire relating to the Debt and to Borrower, any guarantor and the Property, whether furnished by Borrower, any guarantor or otherwise, as Lender determines necessary or desirable. Borrower and any guarantor agree to cooperate with Lender in connection with any transfer made or any Securities created pursuant to the Security Instrument, including, without limitation, the delivery of an estoppel certificate in accordance therewith, and such other documents as may be reasonably requested by Lender. Borrower shall also furnish and Borrower and any guarantor consent to Lender furnishing to such Investors or such prospective Investors any and all information concerning the Property, the Leases, the financial condition of Borrower and any guarantor as may be requested by Lender, any Investor or any prospective Investor in connection with any sale, transfer or participation interest. Lender may retain or assign responsibility for servicing the Loan, including the Note, the Security Instrument, this Agreement and the Other Security Documents, or may delegate some or all of such responsibility and/or obligations to a servicer including, but not limited to, any subservicer or master servicer. Lender may make such assignment or delegation on behalf of the Investors if the Note is sold or this Agreement or the Other Security Documents are assigned.
All references to Lender herein shall refer to and include any such servicer to the extent applicable.

                       ARTICLE 13: WAIVER OF TRIAL BY JURY

         BORROWER HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, THE RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM, WHETHER IN CONTRACT, TORT OR OTHERWISE, RELATING DIRECTLY OR INDIRECTLY TO THE LOAN EVIDENCED BY THIS NOTE, THE APPLICATION FOR THE LOAN EVIDENCED BY THIS NOTE, THIS NOTE, THE SECURITY INSTRUMENT OR THE OTHER SECURITY DOCUMENTS OR ANY ACTS OR OMISSIONS OF LENDER, ITS OFFICERS, EMPLOYEES, DIRECTORS OR AGENTS IN CONNECTION THEREWITH.

                             ARTICLE 14: EXCULPATION

         (a) Except as otherwise provided herein, in the Security Instrument or in the Other Security Documents, Lender shall not enforce the liability and obligation of Borrower, to perform and observe the obligations contained in this Note, the Security Instrument or the Other Security Documents by any action or proceeding wherein a money judgment shall

                                                                    Exhibit 10.6

be sought against Borrower or any partner of Borrower, except that Lender may bring a foreclosure action, an action for specific performance or any other appropriate action or proceeding to enable Lender to enforce and realize upon this Note, the Security Instrument, the Other Security Documents, and the interests in the Property; and any other collateral given to Lender pursuant to the Security Instrument and the Other Security Documents; provided, however, that, except as specifically provided herein, any judgment in any such action or proceeding shall be enforceable against Borrower or any partner of Borrower only to the extent of Borrower's interest in the Property and in any other collateral given to Lender, and Lender, by accepting this Note, the Security Instrument and the Other Security Documents, agrees that it shall not sue for, seek or demand any deficiency judgment against Borrower or any partner of Borrower, in any such action or proceeding, under or by reason of or in connection with this Note, the Security Instrument or the Other Security Documents. The provisions of this paragraph shall not, however, (i) constitute a waiver, release or impairment of any obligation evidenced or secured by the Security Instrument or the Other Security Documents, (ii) impair the right of Lender to name Borrower as a party defendant in any action or suit for foreclosure and sale under the Security Instrument, (iii) affect the validity or enforceability of any guaranty made in connection with this Note, the Security Instrument or the Other Security Documents, (iv) impair the right of Lender to obtain the appointment of a receiver, (v) impair the enforcement of any assignment, or (vi) constitute a waiver of the right of Lender to enforce the liability and obligation of Borrower, by money judgment or otherwise, to the extent of any loss, damage, cost, expense, liability, claim or other obligation incurred by Lender (including attorneys' fees and costs reasonably incurred) arising out of or in connection with the following:

         (a) fraud or misrepresentation by Borrower in connection with this Note, the Security Instrument or the Other Security Documents;

         (b) the gross negligence or willful misconduct of Borrower;

         (c) material physical waste of the Property by Borrower;

         (d) the breach of provisions in this Note, the Security Instrument or the Other Security Documents concerning Environmental Laws and Hazardous Substances and any indemnification of Lender with respect thereto in either document;

         (e) the removal or disposal of any portion of the Property by Borrower after default under this Note, the Security Instrument or the Other Security Documents;

         (f) the misapplication or conversion by Borrower of (i) any insurance proceeds paid by reason.- of any loss, damage or destruction to the Property,
(ii) any a-wards or other amounts received in connection with the condemnation of all or a portion of the Property, or (iii) any Rents following default under this Note, the Security Instrument or the Other Security Documents;

                                                                    Exhibit 10.6

         (g) Borrower's failure to pay Taxes (provided that the liability of Borrower shall be only for amounts in excess of the amount held by Lender in escrow for the payment of Taxes), assessments, charges for labor or materials or other charges that can create liens on any portion of the Property; and

         (h) Borrower's failure to deliver any security deposits collected with respect to the Property which are not delivered to Lender upon a foreclosure of the Property or action in lieu thereof, except to the extent any such security deposits were applied in accordance with the terms and conditions of any of the Leases prior to the occurrence of the Event of Default that gave rise to such foreclosure or action in lieu thereof.

         Notwithstanding anything to the contrary in this Note, the Security Instrument or the Other Security Documents (i) the Debt shall be fully recourse to Borrower; and (ii) Lender shall not be deemed to have waived any right which Lender may have under Section 506(a), 506(b), ll.(b) or any other provisions of the US Bankruptcy Code to file a claim for the full amount of the Debt or to require that all collateral shall continue to secure all of the Debt owing to Lender in accordance with this Note, the Security Instrument or the Other Security Documents, in the event that: (A) the first full Monthly Payment is not paid when due; (B) Borrower fails to permit on-site inspections of the Property, fails to provide financial information, or fails to maintain its status as a single purpose entity, as required by the Security Instrument; (C) Borrower fails to obtain Lender's prior written consent to any subordinate financing or other voluntary lien encumbering the Property; (D) Borrower fails to obtain Lender's prior written consent to any assignment, transfer, or conveyance of the Property or any interest therein as required by the Security Instrument.

                              ARTICLE 15: AUTHORITY

         Borrower (and the undersigned representative of Borrower, if any) represents that Borrower has full power, authority and legal right to execute and deliver this Note, the Security Instrument and the Other Security Documents and that this Note, the Security Instrument and the Other Security Documents constitute valid and binding obligations of Borrower.

                           ARTICLE 16: APPLICABLE LAW

         This Note shall be deemed to be a contract entered into pursuant to the laws of the State of New York and shall in all respects be governed, construed, applied and enforced in accordance with the laws of the State of New York.

                         ARTICLE 17: SERVICE OF PROCESS

         (a) (i) Borrower will maintain a place of business or an agent for service of process in California and give prompt notice to Lender of the address of such place of business and of the name and address of any new agent appointed by it, as appropriate. Borrower

                                                                    Exhibit 10.6

further agrees that the failure of its agent for service of process to give it notice of any service of process will not impair or affect the validity of such service or of any judgment based thereon. If, despite the foregoing, there is for any reason no agent for service of process of Borrower available to be served, and if it at that time has no place of business in California then Borrower irrevocably consents to service of process by registered or certified mail, postage prepaid, to it at its address given in or pursuant to the first paragraph hereof.

         (ii) Borrower initially and irrevocably designates CT Corporation System, with offices on the date hereof at 818 West Seventh Street, Los Angeles, California 90017, to receive for and on behalf of Borrower service of process in California with respect to this Note.

         (b) With respect to any claim or action arising thereunder or under the Security Instrument or the Other Security Documents, Borrower (a) irrevocably submits to the nonexclusive jurisdiction of the courts of the State of New York and the United States District Court located in the Borough of Manhattan in New York, New York, and appellate courts from any thereof, and (b) irrevocably waives any objection which it may have at any time to the laying on venue of any suit, action or proceeding arising out of or relating to this Note brought in any such court, irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum.

         (c) Nothing in this Note will be deemed to preclude Lender from bringing an action or proceeding with respect hereto in any other jurisdiction.

                            ARTICLE 18: COUNSEL FEES

         In the event that it should become necessary to employ counsel to collect the Debt or to protect or foreclose the security therefor, Borrower also agrees to pay all reasonable fees and expenses of Lender, including, without limitation, reasonable attorney's fees for the services of such counsel whether or not suit be brought.

                               ARTICLE 19: NOTICES

         All notices or other written communications thereunder shall be deemed to have been properly given (i) upon delivery, if delivered in person with receipt acknowledged by the recipient thereof, (ii) one (1) Business Day (defined below) after having been deposited for overnight delivery with any reputable overnight courier service, or (iii) three (3) Business Days after having been deposited in any post office or mail depository regularly maintained by the U.S. Postal Service and sent by registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

                                                                    Exhibit 10.6

If to Borrower:                  RRF IV Tri City Limited Partnership
                                 c/o Glenborough Inland Realty Corporation
                                 400 South El Camino Real
                                 San Mateo, CA 94402-1708
                                 Attention: Mr. Robert Batinovich

With a copy to:                  Morrison & Foerster LLP
                                 345 California Street
                                 San Francisco, CA 94104
                                 Attn: Noel Nellis, Esq.

If to Lender:                    Bear, Stearns Funding, Inc.
                                 245 Park Avenue
                                 New York, New York 10167
                                 Attention: Kenneth A. Rubin

or addressed as such party may from time to time designate by written notice to the other parties.

         Either party by notice to the other may designate additional or different addresses for subsequent notices or communications.

         "Business Day" shall mean any day other than Saturday, Sunday or any other day on which banks are required or authorized to close in New York, New York.

                            ARTICLE 20: MISCELLANEOUS

         (a) Wherever pursuant to this Note (i) Lender exercises any right given to it to approve or disapprove, (ii) any arrangement or term is to be satisfactory to Lender, or (iii) any other decision or determination is to be made by Lender, the decision of Lender to approve or disapprove, all decisions that arrangements or terms are satisfactory or not satisfactory and all other decisions and determinations made by Lender, shall be in the sole and absolute discretion of Lender and shall be final and conclusive, except as may be otherwise expressly and specifically provided herein.

         (b) Wherever pursuant to this Note it is provided that Borrower pay any costs and expenses, such costs and expenses shall include, but not be limited to, legal fees and disbursements of Lender, whether retained firms, the reimbursement for the expenses of in-house staff, or otherwise.

                             ARTICLE 21: DEFINITIONS

         All capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Security Instrument.

                                                                    Exhibit 10.6




         IN WITNESS WHEREOF, Borrower has duly executed this Note as of the day and year first above written.

                                    RRP IV TRI CITY LIMITED PARTNERSHIP

                                    By: RRF IV, Inc.,
                                    its general partner

                                         By: /s/ Robert Batinovich
                                               Name: Robert Batinovich
                                               Title: President