Form 10-Q
period 1997-03-31
RANCON REALTY FUND IV
filed 1997-05-15
CIK 743870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                  Yes X    No ____

         Total number of units outstanding as of March 31, 1997: 79,846

   PART 1.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          1997         1996

   Assets
   Investments in real estate:
     Rental property, net of accumulated depreciation
        of $13,431 and $13,077 at March 31, 1997
        and December 31, 1996, respectively            $ 39,595       $ 38,094
     Construction in progress                             2,208          2,184
     Land held for development                            4,914          4,911
     Land held for sale                                   4,873          4,869
                                                       --------       --------

        Total real estate investments                    51,590         50,058

   Cash and cash equivalents                                968             97
   Restricted cash                                          102            102
   Accounts and interest receivable                          24            188
   Note receivable                                          ---            405
   Deferred financing costs and other fees, net of
     accumulated amortization of $826 and $775 at
     March 31, 1997 and December 31, 1996, respectively   1,322          1,223
   Prepaid expenses and other assets                        567            622
                                                       --------        -------

        Total assets                                   $ 54,573        $52,695
                                                       ========        =======









                                   continued -

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        1997           1996

   Liabilities and Partners' Equity (Deficit)
   Liabilities:
     Notes payable                                     $ 19,398       $ 17,256
     Accounts payable and accrued expenses                  862            713
     Interest payable                                        96             67
                                                       --------       --------

        Total liabilities                                20,356         18,036
                                                       --------       --------

   Commitments and contingent liabilities (see Note 4)

   Partners' equity (deficit):
     General partners                                      (891)          (891)
     Limited partners, 79,846 limited
       partnership units outstanding at
       March 31, 1997 and December 31, 1996              35,108         35,550
                                                       --------       --------

        Total partners' equity                           34,217         34,659
                                                       --------       --------

        Total liabilities and partners' equity         $ 54,573       $ 52,695
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

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                                      Three months ended
                                                          March 31,
                                                       1997        1996

   Revenues:
     Rental income                                  $ 1,539     $ 1,120
     Interest and other income                            8          28
                                                    -------     -------

       Total revenues                                 1,547       1,148
                                                    -------     -------

   Expenses:
     Operating                                          712         525
     Interest expense                                   393         261
     Depreciation and amortization                      391         303
     Expenses associated with undeveloped land          177         183
     General and administrative expenses                316         325
                                                    -------     -------

       Total expenses                                 1,989       1,597
                                                    -------     -------

   Net loss                                         $  (442)    $  (449)
                                                    =======     =======


   Net loss per limited partnership unit            $ (5.54)    $ (5.62)
                                                    =======     =======


   Weighted average number of limited
     partnership units outstanding during
     each period used to compute net loss
     per limited partnership unit                    79,846      79,846
                                                    =======     =======







                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Partners'
                      Equity (Deficit) For the three months
                          ended March 31, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)




                                           General      Limited
                                           Partners     Partners       Total

   Balance at December 31, 1996            $ (891)      $ 35,550     $ 34,659

   Net loss                                   ---           (442)       (442)
                                           ------       --------     --------

   Balance at March 31, 1997               $ (891)      $ 35,108     $ 34,217
                                           ======       ========     ========




   Balance at December 31, 1995            $ (891)      $ 37,060     $ 36,169

   Net loss                                   ---           (449)        (449)
                                           ------       --------     --------

   Balance at March 31, 1996               $ (891)      $ 36,611     $ 35,720
                                           ======       ========     ========

















                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Cash Flows (in thousands)
                                   (Unaudited)

                                                              Three months ended
                                                                  March 31,
                                                                1997      1996
                                                             --------   -------

  Cash flows from operating activities:
    Net loss                                                 $  (442)   $ (449)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                              391       303
      Amortization of loan fees, included in interest expense     14        22
      Changes in certain assets and liabilities:
        Accounts and interest receivable                         164       (37)
        Prepaid expenses and other assets                         55        47
        Accounts payable and accrued expenses                    149       247
        Interest payable                                          29        38
        Deferred financing costs and other fees                 (150)      (42)
                                                             -------    ------

      Net cash provided by operating activities                  210       129
                                                             -------    ------

    Cash flows from investing activities:
      Net proceeds from sale of real estate                      ---        84
      Additions to real estate and property development costs (1,481)   (2,354)
                                                             -------    ------

      Net cash used for investing activities                  (1,481)   (2,270)
                                                             -------    ------

    Cash flows from financing activities:
      Net loan proceeds                                        2,200     1,547
       Notes payable principal payments                          (58)      (34)
       Reduction of restricted cash, net                         ---       525
                                                             -------    ------

      Net cash provided by financing activities                2,142     2,038
                                                             -------    ------

    Net increase (decrease) in cash and cash equivalents         871      (103)

    Cash and cash equivalents at beginning of period              97     1,296
                                                             -------    ------

    Cash and cash equivalents at end of period               $   968    $1,193
                                                             =======    ======


                                  - continued -

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

        Consolidated Statements of Cash Flows (in thousands) - continued
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                                1997      1996
                                                             --------   ------



    Supplemental disclosure of cash flow information:
      Cash paid for interest                                 $   350    $  201
                                                             =======    ======

    Supplemental disclosure of additions to real estate
      and property development costs:
       Purchase price of real estate                         $(1,750)   $  ---
       Reduction of note receivable                              405       ---
       Additions to real estate and property development costs  (136)      ---
                                                             -------    ------

    Net additions to real estate
       and property development costs                        $(1,481)   $  ---
                                                             =======    =======























                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,

                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)



Note 1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of March 31, 1997 and December 31, 1996, and the related statements of operations, the changes in partners' equity and cash flows for the three months ended March 31, 1997 and 1996.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $993,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

Consolidation - In order to satisfy certain lender requirements for the Partnership's 1996 loan secured by Service Retail Center, Promotional Retail Center, and Carnegie Business Center I, Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City") was formed in April, 1996. The three properties securing the loan were contributed to RRF IV Tri-City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany transactions have been eliminated in consolidation.

Reclassification - Certain 1996 balances have been reclassified to conform with the current period presentation.

                             RANCON REALTY FUND IV,

                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Note 2.  REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1996 audited financial statements.

Note 3.  INVESTMENTS IN REAL ESTATE

On February 28, 1997, the Partnership purchased the property known as TGI Friday's for $1,750,000. The Partnership paid $1,345,000 in cash and the existing $405,000 note receivable secured by a deed of trust on the TGI Friday's property was retired as part of this transaction.

Note 4.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 at March 31, 1997 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Note 5.  NOTES PAYABLE

In January, 1997, the Partnership obtained an unsecured promissory note for a $1,500,000 revolving line of credit from Glenborough. As of March 31, 1997, the Partnership had drawn a total of $1,000,000 on the line of credit to fund capital expenditures and other Partnership costs. In April, 1997, the Partnership drew the remaining $500,000 on the line of credit. The loan had a stated interest rate of eleven percent (11%) per annum, required monthly interest only payments and had a maturity date of December 31, 1997. The loan was paid off in May 1997, from proceeds of new permanent financing (see below).

On February 28, 1997, the Partnership obtained a $1,200,000 unsecured loan at an interest rate of one percent (1%) per annum in excess of the bank "Prime Rate." The loan was used to finance the acquisition of the TGI Friday's property. This loan was also paid off in May 1997, from the proceeds of new permanent financing (see below).

On May 8, 1997, the Partnership obtained new permanent financing of $5,000,000 from Wells Fargo Bank, secured by real estate referred to as Circuit City and TGI Friday's. The Partnership used the proceeds to pay off the $1,500,000 Glenborough line of credit and $1,221,000 to pay off the unsecured Wells Fargo Bank loan. In addition, the Partnership incurred approximately $193,000 in loan fees and

                             RANCON REALTY FUND IV,

                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)

closing costs and held back $1,956,000 for the Circuit City tenant improvement allowance. The remaining net proceeds of approximately $130,000 were added to the Partnership's cash reserves.

The new loan bears interest at one percent (1%) per annum in excess of the lender's "Prime Rate," requires monthly payments of interest only, and matures on May 31, 1999 with an option for a one year extension.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY  AND CAPITAL RESOURCES

At March 31, 1997, the Partnership had cash of $968,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $51,590,000.

The Partnership's primary sources of funds consist of cash provided by its rental activities, permanent financing, construction financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

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

Tri-City

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

           Property                           Type                  Square Feet
  ----------------------------  ----------------------------------  -----------
  One Vanderbilt                Four story office building             73,809
  Two Vanderbilt                Four story office building             69,094
  Carnegie Business Center I    Two light industrial buildings         62,605
  Service Retail Center         Two retail buildings                   20,780
  Promotional Retail Center     Four strip center retail buildings    104,865
  Inland Regional Center        Two story office building              81,079
  TGI Friday's                  Restaurant                              9,386

In addition, construction of a 38,600 square foot build-to-suit retail building (referred to as the Circuit City property) was completed in May 1997 and the tenant's lease commenced on May 8, 1997.

The Partnership also owns approximately 26 acres of unimproved land in the Tri-City area.

Additionally, the Partnership owns the Shadowridge Woodbend Apartments (a 240-unit apartment complex) in Vista, California plus approximately 25 acres of unimproved land in Riverside County, California.

On May 8, 1997, the Partnership obtained new permanent financing of $5,000,000 from Wells Fargo Bank, secured by real estate referred to as Circuit City and TGI Friday's. The Partnership used the proceeds to pay off the $1,500,000 Glenborough line of credit and $1,221,000 to pay off the unsecured Wells Fargo Bank loan. In addition, the Partnership incurred approximately $193,000 in loan fees and closing costs and held back $1,956,000 for the Circuit City tenant improvement allowance. The remaining net proceeds of approximately $130,000 were added to the Partnership's cash reserves.

Lake Elsinore

Lake Elsinore is 24.8 acres of undeveloped land, commercially zoned in Lake Elsinore, Riverside County, California. Offsite improvements remain on hold at the Lake Elsinore property and there is no development activity planned for the near future.

Perris

Perris is 17.14 acres of unimproved land near Perris Lake in Perris, Riverside County, California. There has been no development of the Perris property to date. The property is being marketed for sale to retail users and interested developers.

Temecula

Final map approval was received January 2, 1996 on the 12.4 acre property in Temecula, California. The Partnership has an executed sales contract on a 3.16 acre parcel for $607,000, pending a due diligence period. The sale is expected to close between June, 1997 and January, 1998. Negotiations are currently underway for the sale of two additional lots totaling 1.56 acres and the remaining lots are held for sale.

The Partnership has a $100,000 certificate of deposit ("CD") held as collateral for subdivision improvements and monument bonds related to the 11.29 acres of land for sale in Temecula, California. It is anticipated that this CD will be released in 1997.

General Matters

The $149,000 or 21% increase in accounts payable and accrued expenses at March 31, 1997 from December 31, 1996 is largely due to the accrual of property tax expenses which are payable in April, 1997.

The improvement in cash flow from operations for the three months ended March 31, 1997 over the three months ended March 31, 1996 is primarily a result of the placement of the Inland Regional Center into service in June, 1996 and the acquisition of TGI Friday's in February, 1997.

The General Partners continue to assess the real estate market in Southern California in an effort to determine an appropriate time to liquidate the Partnership and realize the maximum value for its assets. Cash generated from property sales may be utilized in the development of other properties or distributed to the partners.

RESULTS OF OPERATIONS

Revenues

Rental income for the three months ended March 31, 1997 increased $419,000 or 37% over the three months ended March 31, 1996, primarily as a result of: (i) the commencement of operations of the Inland Regional Center in June 1996; (ii) rent earned from Circuit City as the project is under construction; (iii) the acquisition of the TGI Friday's property in February, 1997; and (iv) the increased occupancy at One Vanderbilt, Two Vanderbilt, Service Retail Center, Carnegie Business Center I, and Shadowridge/Woodbend Apartments in the first quarter of 1997 over the first quarter of 1996.

Occupancy rates at the Partnership's Tri-City properties as of March 31, 1997 and 1996 were as follows:

                                                             March 31,
                                                          1997       1996
                                                        --------   -------

      One Vanderbilt                                        88%       59%
      Two Vanderbilt                                        63%       13%
      Service Retail Center                                100%       97%
      Carnegie Business Center I                            90%       87%
      Promotional Retail Center-Phase I                     97%       97%
      Inland Regional Center (commenced June, 1996)        100%       n/a
      TGI Friday's (acquired February 28, 1997)            100%       n/a

As of March 31, 1997, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Services with a lease which expires in December, 2004; (ii) Inland Regional Center with a lease through July, 2009; (iii) CompUSA with a lease through August, 2003; (iv) PetsMart with a lease through January, 2009; and (v) Circuit City with a lease through January, 2018. These five tenants, in the aggregate, occupied approximately 201,000 square feet of the 412,000 total leasable square feet at Tri-City as of March 31, 1997 and account for 53% of the rental income generated at Tri-City and 37% of the total rental income for the Partnership during the first quarter of 1997.

Interest income decreased $20,000 or 71% during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to a lower average cash balance in 1997 as a result of additions to real estate and property development costs in 1996 and the elimination of the interest income on the $405,000 note receivable that was retired as part of the acquisition of TGI Friday's on February 28, 1997.

Expenses:

Operating expenses increased $187,000 or 36% in the three months ended March 31, 1997 over the same period in 1996 due to the addition of the Inland Regional Center as an operating property in June, 1996 and property tax refunds received in the first quarter of 1996.

Interest expense increased $132,000 or 50% during the three months ended March 31, 1997 compared to the same period in 1996 due to the increased debt to finance the acquisition and construction of properties over the past year.

Depreciation and amortization for the quarter ended March 31, 1997 increased $88,000 or 29% from the quarter ended March 31, 1996 primarily as a result of the acquisition and construction of properties such as Inland Regional Center and TGI Friday's over the past year.

The $9,000 or 3% decrease in general and administrative expenses during the three months ended March 31, 1997 from the three months ended March 31, 1996 was due to a payment of $24,000 for professional services rendered in 1996 in connection with the valuation of the limited partner interests; such payment was not incurred in 1997. This was partially offset by legal fees incurred in 1997 for a landfill liability agreement with the City of San Bernardino whereby monitoring costs associated with landfill will now be shared with the City of San Bernardino.

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


                                     RANCON REALTY FUND IV,
                                     a California Limited Partnership
                                     (Registrant)




Date: May 14, 1997                   By: /s/ Daniel L. Stephenson
                                         ------------------------
                                         Daniel L. Stephenson
                                         Chief Executive Officer and
                                         Chief Financial Officer of
                                         Rancon Financial Corporation,
                                         General Partner of
                                         Rancon Realty Fund IV,
                                         a California Limited Partnership