Form 10-Q
period 1997-06-30
RANCON REALTY FUND IV
filed 1997-08-14
CIK 743870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-14207


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                    California                        33-0061355
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification  No.)

      400 South El Camino Real, Suite 1100
              San Mateo, California                      94402
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

                                    Yes X No ___


          Total number of units outstanding as of June 30, 1997: 79,846

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           1997         1996
                                                        ---------    ---------
Assets
Investments in real estate:
   Rental property, net of accumulated depreciation
       of $13,824 and $13,077 at June 30, 1997
       and December 31, 1996, respectively              $  43,765    $  38,094
    Construction in progress                                   --        2,184
    Land held for development                               4,915        4,911
    Land held for sale                                      4,495        4,869
                                                        ---------    ---------

       Total real estate investments                       53,175       50,058

Cash and cash equivalents                                     663           97
Restricted cash                                               371          102
Accounts and interest receivable                               37          188
Note receivable                                                --          405
Deferred financing costs and other fees, net of
   accumulated amortization of $896 and $775
   at June 30, 1997 and December 31, 1996,
   respectively                                             1,496        1,223
Prepaid expenses and other assets                             544          622
                                                        ---------    ---------

       Total assets                                     $  56,286    $  52,695
                                                        =========    =========









                                   continued -

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                         June 30,   December 31,
                                                          1997         1996
                                                        ---------    ---------
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable                                       $  22,135    $  17,256
    Accounts payable and accrued expenses                     604          713
    Interest payable                                           85           67
                                                        ---------    ---------

       Total liabilities                                   22,824       18,036
                                                        ---------    ---------

Commitments and contingent liabilities (see Note 4)

Partners' equity (deficit):
    General partners                                         (891)        (891)
    Limited partners, 79,846 limited partnership units
      outstanding at June 30, 1997 and December 31, 1996   34,353       35,550
                                                        ---------    ---------

       Total partners' equity                              33,462       34,659
                                                        ---------    ---------

       Total liabilities and partners' equity           $  56,286    $  52,695
                                                        =========    =========

















                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                      Three months ended      Six months ended
                                            June 30,             June 30,
                                       -----------------     -----------------
                                         1997      1996       1997       1996
                                       -------   -------     -------   -------
Revenues:
  Rental income                        $ 1,748   $ 1,049     $ 3,287   $ 2,169
  Interest and other income                  3        26          11        54
                                       -------   -------     -------   -------

      Total revenues                     1,751     1,075       3,298     2,223
                                       -------   -------     -------   -------

Expenses:
  Operating                                758       527       1,470     1,052
  Interest expense                         468       356         861       617
Depreciation and amortization              429       386         820       689
  Provision for impairment of land
    held for sale                          378        --         378        --
  Expenses associated with
    undeveloped land                       148       219         325       402
  General and administrative expenses      325       330         641       655
                                       -------   -------     -------   -------

      Total expenses                     2,506     1,818       4,495     3,415
                                       -------   -------     -------   -------

Net loss                               $  (755)  $  (743)    $(1,197)  $(1,192)
                                       =======   =======     =======   =======

Net loss per limited partnership unit  $ (9.45)  $ (9.31)    $(14.99)  $(14.93)
                                       =======   =======     =======   =======

Weighted average number of limited
  partnership units outstanding during
  each period used to compute net loss
  per limited partnership unit          79,846    79,846      79,846    79,846
                                       =======   =======     =======   =======








                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)




                                   General       Limited
                                   Partners      Partners          Total
                                   -------       ---------       ---------


Balance at December 31, 1996       $  (891)      $  35,550       $  34,659

Net loss                                --          (1,197)         (1,197)
                                   -------       ---------       ---------

Balance at June 30, 1997           $  (891)      $  34,353       $  33,462
                                   =======       =========       =========




Balance at December 31, 1995       $  (891)      $  37,060       $  36,169

Net loss                                --          (1,192)         (1,192)
                                   -------       ---------       ---------

Balance at June 30, 1996           $  (891)      $  35,868       $  34,977
                                   =======       =========       =========

















                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                              Six months ended
                                                                  June 30,
                                                              1997       1996
                                                            --------   --------

Cash flows from operating activities:
  Net loss                                                  $ (1,197)  $ (1,192)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                               820        689
     Amortization of loan fees, included in interest expense      48         39
     Provision for impairment of land held for sale              378         --
     Changes in certain assets and liabilities:
        Accounts and interest receivable                         151         (1)
        Prepaid expenses and other assets                         78       (284)
        Accounts payable and accrued expenses                   (109)     1,274
        Interest payable                                          18         47
        Deferred financing costs and other fees                 (272)       (38)
                                                            --------   --------

  Net cash provided by (used for) operating activities           (85)       534
                                                            --------   --------

Cash flows from investing activities:
  Net proceeds from sale of real estate                           --        248
  Additions to real estate and property development costs     (3,837)    (5,556)
                                                            --------   --------

  Net cash used for investing activities                      (3,837)    (5,308)
                                                            --------   --------

Cash flows from financing activities:
  Net loan proceeds                                            6,500      3,845
  Decrease (increase) in restricted cash, net                   (269)       826
  Payment of loan fees                                          (122)      (199)
  Notes payable principal payments                            (1,621)       (77)
                                                            --------   --------

  Net cash provided by financing activities                    4,488      4,395
                                                            --------   --------

Net increase (decrease) in cash and cash equivalents             566       (379)

Cash and cash equivalents at beginning of period                  97      1,296
                                                            --------   --------

Cash and cash equivalents at end of period                  $    663   $    917
                                                            ========   ========
                                  - continued -

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)

                                                             Six months ended
                                                                June  30,
                                                              1997       1996
                                                            --------   --------



Supplemental disclosure of cash flow information:
     Cash paid for interest                                 $    795   $    528
                                                            ========   ========

Supplemental disclosure of additions to real estate
  and property development costs:
     Purchase price of real estate                          $(1,750)   $     --
     Reduction of note receivable                               405          --
     Additions to real estate and property development costs (2,492)     (5,556)
                                                            -------    --------

Net additions to real estate and property development costs $(3,837)   $ (5,556)
                                                            =======    ========

Supplemental disclosure of non-cash refinancing activity:
   New financing                                            $ 7,700    $  9,425
   Original financing paid off in escrow                     (1,200)     (5,580)
                                                            -------    --------

Net loan proceeds                                           $ 6,500    $  3,845
                                                            =======    ========

















                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)



Note 1.  THE PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of June 30, 1997 and December 31, 1996, and the related statements of operations for the three and six months ended June 30, 1997 and 1996, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1997 and 1996.

In December, 1994, RFC entered into an agreement with Glenborough Corporation ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows:
(i) a specified asset administration fee, which is fixed for five years subject to reduction in the year following the sale of assets, currently $989,000 per year; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

Consolidation - In order to satisfy certain lender requirements for the Partnership's 1996 loan secured by Service Retail Center, Promotional Retail Center, and Carnegie Business Center I, Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City") was formed in April 1996. The three properties securing the loan were contributed to RRF IV Tri-City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany transactions and account balances have been eliminated in consolidation.

                           RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)


Reclassification - Certain 1996 balances have been reclassified to conform to the current period presentation.


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

In May 1997, construction of the Circuit City site in the Tri-City Corporate Center was completed for a total cost of approximately $3,840,000 and was classified as rental property.

In the second quarter of 1997, due to the sales price of pending land sales, management concluded that the carrying value of the Partnership's investment in the land held for sale in Temecula, California was in excess of its fair value and a provision for impairment of the land held for sale in the amount of $378,000 was recorded.

Note 4.  RESTRICTED CASH

On March 12, 1997, pursuant to the Inland Regional Center ("IRC") lease, a $269,000 certificate of deposit ("DC") was opened. The $269,000 represents a security deposit which the Partnership will retain in the event of a default by IRC. Provisions in the lease allow for the security deposit plus accrued interest to be converted to prepaid rent after the 60th month of the lease if the tenant is not in default of the provisions of the lease.

Note 5.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 at June 30, 1997 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

                           RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)

Note 6.  NOTES PAYABLE

On January 31, 1997, the Partnership obtained an unsecured promissory note for a $1,500,000 revolving line of credit from Glenborough at a rate of eleven percent (11%) per annum to fund capital expenditures and other partnership costs. By April 1997, the Partnership had drawn the total $1,500,000 available on the line of credit and the loan was paid off in May 1997, from new permanent financing proceeds (see below).

On February 28, 1997, the Partnership obtained a $1,200,000 unsecured loan at an interest rate of one percent (1%) per annum in excess of the bank "Prime Rate." The loan was used to finance the acquisition of the TGI Friday's property. This loan was also paid off in May 1997, from the new permanent financing proceeds (see below).

On May 8, 1997, the Partnership obtained new permanent financing of $5,000,000 from Wells Fargo Bank, secured by real estate referred to as Circuit City and TGI Friday's. The Partnership used the proceeds to pay off the $1,500,000 Glenborough line of credit and $1,221,000 to pay off the unsecured Wells Fargo Bank loan (including accrued interest). In addition, the Partnership incurred approximately $193,000 in loan fees and closing costs and $1,956,000 for the Circuit City tenant improvement allowance, of which $35,000 remains to be paid as of June 30, 1997, pending final completion of all tenant improvements. The remaining net proceeds of approximately $130,000 were added to the Partnership's cash reserves.

The new loan bears interest at one percent (1%) per annum in excess of the lender's "Prime Rate," requires monthly payments of interest only, and matures on May 31, 1999 with an option for a one-year extension.

Note 7.  SUBSEQUENT EVENT

On July 1, 1997 and August 7, 1997, the Partnership sold four of the 11 remaining available lots of Rancon Towne Village for an aggregate sales price of $936,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY  AND CAPITAL RESOURCES

At June 30, 1997, the Partnership had cash of $932,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $53,553,000.

The Partnership's primary source of funds consist of cash provided by rental activities, permanent financing, construction financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

The Partnership's improved cash position at June 30, 1997 compared to December 31, 1996 is largely due to the placement of the Inland Regional Center into service in June 1996, the acquisition of TGI Friday's in February 1997, and the net proceeds from various financing obtained in 1997.

On May 8, 1997, the Partnership obtained new permanent financing of $5,000,000 from Wells Fargo Bank, secured by real estate referred to as Circuit City and TGI Friday's. The Partnership used the proceeds to pay off a $1,500,000 line of credit and $1,221,000 to pay off the unsecured Wells Fargo Bank loan. In addition, the Partnership incurred approximately $193,000 in loan fees and closing costs and $1,956,000 for the Circuit City tenant improvement allowance. The remaining net proceeds of approximately $130,000 were added to the Partnership's cash reserves.

A majority of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that while prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

Tri-City

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

          Property                           Type                   Square Feet
 ---------------------------   ----------------------------------   -----------
 One Vanderbilt                Four story office building              73,809
 Two Vanderbilt                Four story office building              69,094
 Carnegie Business Center I    Two light industrial buildings          62,605
 Service Retail Center         Two retail buildings                    20,780
 Promotional Retail Center     Four strip center retail buildings     104,865
 Inland Regional Center        Two story office building               81,079
 TGI Friday's                  Restaurant                               9,386
 Circuit City                  Build-to-suit retail building           39,123

The Partnership also owns approximately 26 acres of unimproved land in the Tri-City area.

Additionally, the Partnership owns the Shadowridge Woodbend Apartments (a 240-unit apartment complex) in Vista, California plus unimproved land in Riverside County, California as described below.

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

Temecula

The subdivision of the 12.4 gross acre property in Temecula, California, also known as Rancon Towne Village, into 12 lots was approved January 2, 1996. From February 1996 through August 1997, the Partnership sold five lots totaling approximately 3.7 acres for a cumulative sales price of $1,211,000. The Partnership has executed a sales contract on one lot consisting of approximately
1.06 acres for a sales price of $270,000. The sale is expected to close by January 1998. Negotiations are currently underway for the sale of one additional
 .76 acre lot while the remaining lots continue to be marketed for sale.

The Partnership has a $100,000 certificate of deposit ("CD") held as collateral for subdivision improvements and monument bonds related to the land for sale in Temecula, California. It is anticipated that this CD will be released during 1997.

General Matters

The $5,671,000 increase in rental property at June 30, 1997 from December 31, 1996 is primarily due to the acquisition of the TGI Friday's property, the reclassification of Circuit City from construction in progress to rental property, and the tenant improvement allowance paid for the completion of the Circuit City property.

The General Partners continue to assess the real estate market in Southern California in an effort to determine an appropriate time to liquidate the Partnership and realize the maximum value for its assets. Cash generated from property sales may be utilized in the development of other properties or distributed to the partners.

RESULTS OF OPERATIONS

Revenues

Rental income for the six and three months ended June 30, 1997 increased $1,118,000 or 52% and $699,000 or 67% over the six and three months ended June 30, 1996, respectively, primarily as a result of: (i) the commencement of operations of the Inland Regional Center in June 1996; (ii) ground lease revenue earned from Circuit City as the project was under construction from September
1996 through May 1997; (iii) the commencement of the Circuit City operating lease in May 1997; (iv) the acquisition of the TGI Friday's property in February 1997; and (v) the increased occupancy at One Vanderbilt, Two Vanderbilt, Service Retail Center, and Shadowridge Woodbend Apartments during the six and three months ended June 30, 1997 over the six and three months ended June 30, 1996.

Occupancy rates at the Partnership's Tri-City properties as of June 30, 1997 and 1996 were as follows:
                                                             June 30,
                                                          1997       1996
                                                        --------   -------

      One Vanderbilt                                      90%         59%
      Two Vanderbilt                                      90%         25%
      Service Retail Center                              100%         97%
      Carnegie Business Center I                          81%         87%
      Promotional Retail Center-Phase I                   97%         97%
      Inland Regional Center (commenced operations
         June, 1996)                                     100%        100%
      TGI Friday's (acquired February 28, 1997)          100%        n/a
      Circuit City (commenced operations May, 1997)      100%        n/a

As of June 30, 1997, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Services with a lease which expires in December 2004; (ii) Inland Regional Center with a lease through July 2009; (iii) CompUSA with a lease through August 2003; (iv) PetsMart with a lease through January 2009; (v) Circuit City with a lease through January 2018; and
(vi) Fidelity National Title with a lease through August 2003. These six tenants, in the aggregate, occupied approximately 219,000 square feet of the 412,000 total leasable square feet at Tri-City as of June 30, 1997 and account for 52% of the rental income generated at Tri-City and 38% of the total rental income for the Partnership during the first half of 1997.

Interest income decreased $43,000 or 80% and $23,000 or 88% during the six and three months ended June 30, 1997 compared to the six and three months ended June 30, 1996, respectively, due to a lower average cash balance in 1997 as a result of additions to real estate and property development costs in the second half of calendar year 1996 and the elimination of the interest income on the $405,000 note receivable that was retired as part of the acquisition of TGI Friday's on February 28, 1997.

Expenses:

Operating expenses increased $418,000 or 40% and $231,000 or 44% during the six and three months ended June 30, 1997 over the six and three months ended June 30, 1996, respectively, due to: (i) the addition of the Inland Regional Center as an operating property in June 1996; (ii) increased utility and operational expenses related to increased occupancy at selected properties; and (iii) property tax refunds received in the first half of 1996.

Interest expense increased $244,000 or 40% and $112,000 or 31% during the six and three months ended June 30, 1997 compared to the same periods in 1996, respectively, due to the increased debt to finance the acquisition and construction of properties over the past year.

Depreciation and amortization for the six and three months ended June 30, 1997 increased $131,000 or 19% and $43,000 or 11% from the six and three months ended June 30, 1996, respectively, primarily as a result of the acquisition/operations of the Inland Regional Center, TGI Friday's and Circuit City properties over the past year.

Expenses associated with undeveloped land decreased $77,000 or 19% and $71,000 or 32% during the six and three months ended June 30, 1997 compared to the six and three months ended June 30, 1996, respectively, due to the reduction of property taxes resulting from a reduction by the Assessor's office of assessed values of selected parcels of land.

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


                                 RANCON REALTY FUND IV,
                                 a California Limited Partnership
                                 (Registrant)





Date: August 13, 1997            By: /s/ Daniel L. Stephenson
                                     ------------------------
                                     Daniel L. Stephenson
                                     Chief Executive Officer and
                                     Chief Financial Officer of
                                     Rancon Financial Corporation,
                                     General Partner of
                                     Rancon Realty Fund IV,
                                     a California Limited Partnership