Form 10-Q
period 1997-09-30
RANCON REALTY FUND IV
filed 1997-11-14
CIK 743870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (650) 343-9300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  __X__   No  ____

       Total number of units outstanding as of September 30, 1997: 79,846

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                           September 30,   December 31,
                                                               1997            1996
                                                           ------------    -----------
  Assets
  Investments in real estate:
     Rental property, net of accumulated depreciation
         of $14,226 and $13,077 at September 30, 1997
         and December 31, 1996, respectively                 $  43,214      $  38,094
      Construction in progress                                     ---          2,184
      Land held for development                                  4,915          4,911
      Land held for sale                                         3,749          4,869
                                                             ---------      ---------

         Total real estate investments                          51,878         50,058

  Cash and cash equivalents                                      1,015             97
  Restricted cash                                                  371            102
  Accounts and interest receivable                                 239            188
  Note receivable                                                  ---            405
  Deferred financing costs and other fees, net of
      accumulated amortization of $969 and $775
      at September 30, 1997 and December 31, 1996,
      respectively                                               1,437          1,223
  Prepaid expenses and other assets                                958            622
                                                             ---------      ---------

         Total assets                                        $  55,898      $  52,695
                                                             =========      =========









                                  - continued -

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                           September 30,   December 31,
                                                               1997            1996
                                                           ------------    -----------
  Liabilities and Partners' Equity (Deficit)
  Liabilities:
      Notes payable                                          $  22,071      $  17,256
      Accounts payable and accrued expenses                        860            713
      Interest payable                                              85             67
                                                             ---------      ---------

         Total liabilities                                      23,016         18,036
                                                             ---------      ---------

  Commitments and contingent liabilities (see Note 5)

  Partners' equity (deficit):
      General partners                                            (891)          (891)
      Limited partners, 79,846 limited partnership units
         outstanding at September 30, 1997 and
         December 31, 1996                                      33,773         35,550
                                                             ---------      ---------

         Total partners' equity                                 32,882         34,659
                                                             ---------      ---------

         Total liabilities and partners' equity              $  55,898      $  52,695
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

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                        Three months ended            Nine months ended
                                           September 30,                September 30,
                                        -------------------          -------------------
                                          1997       1996              1997       1996
                                        --------   --------          --------   --------
 Revenue:
   Rental income                        $  1,767   $  1,410          $  5,054   $  3,579
   Interest and other income                   6         56                17        110
                                        --------   --------          --------   --------

        Total revenue                      1,773      1,466             5,071      3,689
                                        --------   --------          --------   --------

Expenses:
   Operating                                 853        583             2,323      1,671
   Interest expense                          515        390             1,376        968
   Depreciation and amortization             447        280             1,267      1,008
   Loss on sale of real estate                64        ---                64        ---
   Provision for impairment of land
    held for sale                            ---        ---               378        ---
   Expenses associated with
    undeveloped land                         154        290               479        692
   General and administrative expenses       320        283               961        938
                                        --------   --------          --------   --------

        Total expenses                     2,353      1,826             6,848      5,277
                                        --------   --------          --------   --------

Net loss                                $   (580)  $   (360)         $ (1,777)  $ (1,588)
                                        ========   ========          ========   ========

Net loss per limited partnership unit   $  (7.26)  $  (4.51)         $ (22.25)  $ (19.89)
                                        ========   ========          ========   ========

Weighted average number of limited
  partnership units outstanding during
  each period used to compute net loss
  per limited partnership unit            79,846      79,846           79,846     79,846
                                        ========  ==========         ========   ========







                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Partners'
                      Equity (Deficit) For the nine months
                        ended September 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)




                                      General      Limited
                                      Partners     Partners       Total
                                     --------     ---------     ---------

Balance at December 31, 1996         $   (891)    $  35,550     $  34,659

Net loss                                  ---        (1,777)       (1,777)
                                     --------     ---------     ---------

Balance at September 30, 1997        $   (891)    $  33,773     $  32,882
                                     ========     =========     =========




Balance at December 31, 1995         $   (891)    $  37,060     $  36,169

Net loss                                  ---        (1,588)       (1,588)
                                     --------     ---------     ---------

Balance at September 30, 1996        $   (891)    $  35,472     $  34,581
                                     ========     =========     =========

















                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                 Nine months ended
                                                                   September 30,
                                                                  1997       1996
                                                               --------    --------
Cash flows from operating activities:
  Net loss                                                     $ (1,777)   $ (1,588)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
     Depreciation and amortization                                1,267       1,008
     Amortization of loan fees, included in interest expense         76          53
     Provision for impairment of land held for sale                 378         ---
     Loss on sale of real estate                                     64         ---
     Changes in certain assets and liabilities:
          Accounts and interest receivable                          (51)        (52)
          Deferred leasing commissions                             (286)        (57)
          Prepaid expenses and other assets                        (336)       (133)
          Accounts payable and accrued expenses                     129         188
          Interest payable                                           18          47
                                                               --------    --------

  Net cash used for operating activities                           (518)       (534)
                                                               --------    --------

Cash flows from investing activities:
  Net proceeds from sale of real estate                             699         248
  Additions to real estate and property development costs        (3,687)     (6,823)
                                                               --------    --------

  Net cash used for investing activities                         (2,988)     (6,575)
                                                               --------    --------

Cash flows from financing activities:
  Net loan proceeds                                               6,500      12,136
  Decrease (increase) in restricted cash, net                      (269)        826
  Payment of loan fees                                             (122)       (211)
  Notes payable principal payments                               (1,685)     (6,575)
                                                               --------    --------

  Net cash provided by financing activities                       4,424       6,176
                                                               --------    --------

Net increase (decrease) in cash and cash equivalents                918        (933)

Cash and cash equivalents at beginning of period                     97       1,296
                                                               --------    --------

Cash and cash equivalents at end of period                     $  1,015    $    363
                                                               ========    ========

                                  - continued -

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)

                                                                 Nine months ended
                                                                   September 30,
                                                                 1997        1996
                                                               --------    --------


Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $  1,282    $    864
                                                               ========    ========

Supplemental disclosure of net proceeds from sale
 of real estate:
     Sales price of real estate                                $    936    $    ---
     Less:  Closing and other costs                                (237)        ---
                                                               --------    --------

Net proceeds from sale of real estate                          $    699    $    ---
                                                               ========    ========

Supplemental disclosure of additions to real estate
 and property development costs:
     Purchase price of real estate                             $ (1,750)   $    ---
     Reduction of note receivable                                   405         ---
     Additions to real estate and property development costs     (2,342)     (6,823)
                                                               --------    --------

Net additions to real estate and property development costs    $ (3,687)   $ (6,823)
                                                               ========    ========

Supplemental disclosure of non-cash refinancing activity:
   New financing                                               $  7,700    $ 12,136
   Original financing paid off in escrow                         (1,200)        ---
                                                               --------    --------

Net loan proceeds                                              $  6,500    $ 12,136
                                                               ========    ========










                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)



Note 1.  THE PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of September 30, 1997 and December 31, 1996, and the related statements of operations for the three and nine months ended September 30, 1997 and 1996, and the changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1997 and 1996.

In December 1994, RFC entered into an agreement with Glenborough Corporation ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows:
(i) a specified asset administration fee, which is fixed for five years subject to reduction in the year following the sale of assets, currently $989,000 per year; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

Consolidation - In order to satisfy certain lender requirements for the Partnership's 1996 loan secured by Service Retail Center, Promotional Retail Center, and Carnegie Business Center I, Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City") was formed in April 1996. The three properties securing the loan were contributed to RRF IV Tri-City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is RRF IV, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany transactions and account balances have been eliminated in consolidation.

Reclassification - Certain 1996 balances have been reclassified to conform to the current period presentation.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)

Note 2.  REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1996 audited financial statements.

Note 3.  REAL ESTATE INVESTMENTS

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

In the second and third quarters of 1997, due to the sales price of pending land sales, management concluded that the carrying value of the Partnership's investment in the land held for sale in Temecula, California was in excess of its fair value and provisions for impairment of the land held for sale in the cumulative amount of $442,000 were recorded. Sales of four lots, with a carrying value totaling $1,079,000, were completed in the third quarter of 1997 (see Note
7). As management had written the land down to its estimated fair value, no gain or loss on the sales was recorded.

On September 30, 1997, the Partnership entered into a definitive agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated ("GLB"), a publicly traded real estate investment trust and Glenborough Properties, L.P. ("Properties"), the operating partnership of GLB, for an aggregate price of $48,204,500. This sale is subject to approval by a majority vote of the limited partners of the Partnership. Accordingly, there can be no assurance that this transaction will be completed.

If the sale to GLB and Properties is completed, management intends to liquidate the Partnership as soon as possible following the sale. A Consent Solicitation Statement (the "Solicitation") sent to the Unitholders on October 17, 1997, detailing these two transactions is hereby incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed with the Securities and Exchange Commission on October 17, 1997. The General Partner estimates that the net proceeds from the sale of the real estate assets to GLB and Properties together with the net cash proceeds from the payment by the General Partner of its negative capital account will equal approximately $316 per limited partnership unit.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)


On October 17, 1997, a Solicitation was sent to the limited partners of the Partnership proposing to sell all of its real estate assets and then liquidate the Partnership. See Note 3 for further detail of the proposed transactions. As of November 13 1997, 47,420 Unitholders or 59% of the total outstanding Units have responded with 40,698 Unitholders or 51% of the total outstanding Units in favor, 5,789 Unitholders or 7% against, 492 Unitholders or 1% abstaining, and 441 Unitholders or less than 1% pending. Final tabulation of the results of the Solicitation will be made on November 21, 1997 unless the Solicitation period is extended.

Note 4.  RESTRICTED CASH

On March 12, 1997, pursuant to the Inland Regional Center ("IRC") lease, a $269,000 certificate of deposit ("CD") was opened. The $269,000 represents a security deposit, that the Partnership will retain in the event of default by IRC. Provisions in the lease allow for the security deposit plus accrued interest to be converted to prepaid rent after the 60th month of the lease if the tenant is not in default of the provisions of the lease.

Note 5.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital ("priority return"). If the Partnership completes the sale as described in Note 3 and liquidates, the Limited Partners will not have received their priority return and the subordinated real estate commissions will not be paid.

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

On February 28, 1997, the Partnership obtained a $1,200,000 unsecured loan from Wells Fargo Bank at an interest rate of one percent (1%) per annum in excess of the bank "Prime Rate." The loan was used to finance the acquisition of the TGI Friday's property. This loan was also paid off in May 1997, from the new permanent financing proceeds (see below).

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)

On May 8, 1997, the Partnership obtained new permanent financing of $5,000,000 from Wells Fargo Bank, secured by real estate referred to as Circuit City and TGI Friday's. The Partnership used the proceeds to pay off the $1,500,000 Glenborough line of credit and $1,221,000 to pay off the unsecured Wells Fargo Bank loan (including accrued interest). In addition, the Partnership incurred approximately $193,000 in loan fees and closing costs and $1,956,000 for the Circuit City tenant improvement allowance, of which $34,000 was paid on October 22, 1997, following final and satisfactory completion of all tenant improvements. The remaining net proceeds of approximately $130,000 were added to the Partnership's cash reserves.

The new loan bears interest at one percent (1%) per annum in excess of the lender's "Prime Rate," requires monthly interest-only payments, and matures on May 31, 1999 with an option for a one-year extension.

Note 7.  SALE OF REAL ESTATE

On July 1, 1997 and August 7, 1997, the Partnership sold a total of four of the eleven Rancon Towne Village lots to unaffiliated entities for an aggregate sales price of $936,000. Since provisions for impairment of the land held for sale had previously been recorded, there is no reportable gain or loss on the sales. The gross sales proceeds were used to partially pay down previously subordinated real estate commissions, with the balance added to the Partnership's cash reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY  AND CAPITAL RESOURCES

At September 30, 1997, the Partnership had cash of $1,015,000 (exclusive of restricted cash). The remainder of the Partnership's assets consist primarily of its real estate investments, totaling approximately $51,878,000.

The Partnership's primary source of funds consist of cash provided by rental activities, permanent financing, construction financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

The Partnership's improved cash position at September 30, 1997 compared to December 31, 1996 is largely due to the placement of the Inland Regional Center into service in June 1996, the acquisition of TGI Friday's in February 1997, the net proceeds from the sale of four lots in Rancon Towne Village in July and August 1997, and the net proceeds from financing obtained in 1997 (see below).

On May 8, 1997, the Partnership obtained permanent financing of $5,000,000 from Wells Fargo Bank, secured by real estate referred to as Circuit City and TGI Friday's. The Partnership used the proceeds to pay off a $1,500,000 line of credit and a $1,221,000 unsecured Wells Fargo Bank loan. In addition, the Partnership incurred approximately $193,000 in loan fees and closing costs and $1,956,000 for the Circuit City tenant improvement allowance. The remaining net proceeds of approximately $130,000 were added to the Partnership's cash reserves.

On July 1, 1997 and August 7, 1997, the Partnership sold four of the eleven remaining available lots of Rancon Towne Village to unaffiliated entities for an aggregate sales price of $936,000. The gross sales proceeds were used to pay down previously subordinated real estate commissions, with the balance of $738,000 added to the Partnership's cash reserves.

On September 30, 1997, the Partnership entered into a definitive agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated ("GLB"), a real estate investment trust publicly traded on the New York Stock Exchange and Glenborough Properties, L.P., the operating partnership of GLB, for an aggregate price of $48,204,500. This sale is subject to approval by a majority vote of the limited partners of the Partnership. Accordingly, there can be no assurance that this transaction will be completed.

On October 17, 1997, the Partnership sent a proxy to its Unitholders (incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed on October 17, 1997), requesting the Unitholders' consent to the proposed bulk sale of its real estate assets and a subsequent liquidation of the Partnership. The General Partner estimates that the net proceeds from the sale together with the net cash proceeds from the payment by the General Partner of its negative capital account will net to approximately $316 per limited partnership unit. As of November 13, 1997, 47,420

Unitholders or 59% of the total outstanding Units have responded with 40,698 Unitholders or 51% of the total outstanding Units in favor, 5,789 Unitholders or 7% against, 492 Unitholders or 1% abstaining, and 441 Unitholders or less than 1% pending. However, there is no assurance that the contemplated transactions will be completed.


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

Temecula

The subdivision of the 12.4 gross acre property in Temecula, California, also known as Rancon Towne Village, into 12 lots was approved January 2, 1996. From February 1996 through August 1997, the Partnership sold five lots totaling approximately 3.7 acres for a cumulative sales price of $1,211,000. The Partnership has executed a sales contract on one lot consisting of approximately
1.06 acres for a sales price of $270,000 while the remaining lots continue to be marketed for sale.

The Partnership has a $100,000 certificate of deposit ("CD") held as collateral for subdivision improvements and monument bonds related to the land for sale in Temecula, California. It is anticipated that this CD will be released during 1997.


General

Rental property increased by $5,120,000 to $43,214,000 as of September 30, 1997 from $38,094,000 as of December 31, 1996 primarily due to the acquisition of the TGI Friday's property, the reclassification of Circuit City from construction in progress to rental property, and the tenant improvement allowance paid for the completion of the Circuit City property.


RESULTS OF OPERATIONS

Revenues

Rental income for the nine and three months ended September 30, 1997 increased $1,475,000 or 41% and $357,000 or 25% compared to the nine and three months ended September 30, 1996, respectively, primarily as a result of: (i) the commencement of operations of the Inland Regional Center in June 1996; (ii) ground lease revenue earned from Circuit City as the project was under construction from September 1996 through May 1997; (iii) the commencement of the Circuit City operating lease in May 1997; (iv) the acquisition of the TGI Friday's property in February 1997; and (v) the increased occupancy at One Vanderbilt, Two Vanderbilt, and Shadowridge Woodbend Apartments during the nine and three months ended September 30, 1997 over the nine and three months ended September 30, 1996. These sources of increased revenue were slightly offset with a decrease in rental income associated with a decrease in occupancy at Carnegie Business Center I.

Occupancy rates at the Partnership's Tri-City properties as of September 30, 1997 and 1996 were as follows:

                                                          September 30,
                                                        1997        1996
                                                      ------       ------
      One Vanderbilt                                     75%         64%
      Two Vanderbilt                                     93%         25%
      Service Retail Center                             100%        100%
      Carnegie Business Center I                         69%         87%
      Promotional Retail Center-Phase I                  97%         97%
      Inland Regional Center (commenced operations
         June, 1996)                                    100%        100%
      TGI Friday's (acquired February 28, 1997)         100%         n/a
      Circuit City (commenced operations May, 1997)     100%         n/a

As of September 30, 1997, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Arrowhead Central Credit Union with a lease which expires in September 2001; (ii) Inland Empire Health Plan with a lease through March 2002; (iii) ITT Educational Services with a lease which expires in December 2004; (iv) Inland Regional Center with a lease through July 2009;

(v)CompUSA with a lease through August 2003; (vi) PetsMart with a lease through January 2009; (vii) Circuit City with a lease through January 2018; and (viii) Fidelity National Title with a lease through August 2003. These eight tenants, in the aggregate, occupied approximately 272,000 square feet of the 461,000 total leasable square feet at Tri-City as of September 30, 1997 and account for 62% of the rental income generated at Tri-City and 45% of the total rental income for the Partnership during the nine months ended September 30, 1997.

Interest income decreased $93,000 or 85% and $50,000 or 89% during the nine and three months ended September 30, 1997 compared to the nine and three months ended September 30, 1996, respectively, due to a lower average cash balance in 1997 as a result of additions to real estate and property development costs in the second half of calendar year 1996 and the elimination of the interest income on the $405,000 note receivable that was retired as part of the acquisition of TGI Friday's on February 28, 1997.

Expenses:

Operating expenses increased $652,000 or 39% and $270,000 or 46% during the nine and three months ended September 30, 1997 compared to the nine and three months ended September 30, 1996, respectively, due to: (i) the addition of Inland Regional Center as an operating property in June 1996; (ii) the addition of TGI Friday's as an operating property in February 1997; (iii) the addition of Circuit City as an operating property in May 1997; (iv) increased utility and operational expenses related to increased occupancy at selected properties; and
(v) property tax refunds received in 1996.

Interest expense increased $408,000 or 42% and $125,000 or 32% during the nine and three months ended September 30, 1997 compared to the same periods in 1996, respectively, due to the Partnership's increased debt to finance the acquisition and construction of properties over the past year.

Depreciation and amortization for the nine and three months ended September 30, 1997 increased $259,000 or 26% and $167,000 or 60% from the nine and three months ended September 30, 1996, respectively, primarily as a result of the acquisition/operations of the Inland Regional Center, TGI Friday's and Circuit City properties, as well as additions to buildings and tenant improvements over the past year.

Expenses associated with undeveloped land decreased $213,000 or 31% and $136,000 or 47% during the nine and three months ended September 30, 1997 compared to the nine and three months ended September 30, 1996, respectively, due to the reduction of property taxes resulting from a reduction by the Assessor's office of assessed values of selected parcels of land.

In the second and third quarters of 1997, due to the sales price of pending land sales, management concluded that the carrying value of the Partnership's investment in the land held for sale in Temecula, California was in excess of its fair value and provisions for impairment of the land held for sale in the cumulative amount of $442,000 were recorded.

General and administrative expenses increased $37,000 or 13% during the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to the costs incurred in 1997 related to the proposed sale and liquidation of the Partnership discussed earlier.

Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Incorporated by reference to Note 3 of the Notes to Consolidated Financial Statements.

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


                                       RANCON REALTY FUND IV,
                                       a California Limited Partnership
                                       (Registrant)




Date: November 13, 1997                By:/s/ Daniel L. Stephenson
                                          ------------------------
                                          Daniel L. Stephenson
                                          Chief Executive Officer and
                                          Chief Financial Officer of
                                          Rancon Financial Corporation,
                                          General Partner of
                                          Rancon Realty Fund IV,
                                          a California Limited Partnership