Form 10-K
period 1997-12-31
RANCON REALTY FUND IV
filed 1998-03-30
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.
                      For the year ended December 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.
                    For the transition period from ___ to ___

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

       Partnership's telephone number, including area code (650) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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

                                     Part I

Item 1.  Business

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1984 and reached final funding in July, 1987. The general partners of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corp. ("RFC"). RFC is wholly owned by DLS. At December 31, 1997, 77,054 limited partnership units ("Units") were outstanding. The Partnership has no employees.

In April, 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City") to satisfy certain lender requirements for a loan obtained in 1996. This loan is secured by three properties which have been contributed to RRF IV Tri-City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

At December 31, 1997, the Partnership owns eight rental properties totaling approximately 422,000 square feet of space in a master-planned development known as Tri-City Corporate Centre ("Tri-City") in San Bernardino, California and a 240-unit apartment complex in Vista, California. Tri-City is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V ("Fund V"), a partnership sponsored by the general partners of the Partnership. The Partnership also owns for development or sale approximately
26.0 acres in Tri-City, 24.8 acres in Lake Elsinore, California, 17.14 acres in Perris, California and 3.87 acres in Temecula, California.

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

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information, which allows comparison of its cash reserves to those of its competitors.

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


Item 2.  Properties

Tri-City Corporate Center

Between December 24, 1984 and August 19, 1985, the Partnership acquired a total of 76.56 acres of partially developed land in Tri-City for an aggregate purchase price of $9,917,000. During that time, Fund V acquired the remaining 76.21 acres within Tri-City.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino.

The   Partnership  has  constructed  and  owns  the  following  eight  operating properties in Tri-City:

           Property                            Type                  Square Feet
  ----------------------------   ----------------------------------  -----------
  One Vanderbilt                 Four story office building             73,730
  Two Vanderbilt                 Four story office building             69,046
  Carnegie Business Center I     Two R & D buildings                    62,539
  Service Retail Center          Two retail buildings                   20,780
  Promotional Retail Center      Four strip center retail buildings     66,265
  Inland Regional Center         Two story office building              81,079
  TGI Friday's                   Restaurant                              9,386
  Circuit City                   Retail building                        39,123

These properties total approximately 422,000 leasable square feet and offer a wide range of retail, commercial, R & D and office products to the market.

The I-10/San Bernardino area consists of approximately 3,397,000 square feet of office space, with a vacancy rate of 21% as of December 1997 (according to research conducted by an independent broker). The abundance of land coupled with relatively light development regulations have resulted in continued construction of retail properties. At December 31, 1997 the vacancy rate for retail space was 12% with additional retail space expected to be built in 1998. There is no comparable R & D space in the market.

Within the Tri-City Corporate Centre at December 31, 1997, the Partnership has 223,855 square feet of office space with an average vacancy rate of 10%, 135,554 square feet of retail space with an average vacancy rate of 1% and 62,539 square feet of R & D space with a vacancy rate of 31%.

The following are the occupancy levels for the Partnership's Tri-City buildings at December 31, 1997 and 1996, and October 31, 1995 and 1994, expressed as a percentage of the total net rentable square feet:

                               December 31,              October 31,
                            -----------------        -------------------
                              1997      1996           1995       1994
                            -------   -------        -------    --------
One Vanderbilt                 80%       86%            70%       100%
Two Vanderbilt                 93%       25%            95%       100%
Carnegie Business Center I     69%       90%            97%       100%
Service Retail Center         100%      100%            90%        98%
Promotional Retail Center      97%       98%            97%        94%
Inland Regional Center        100%      100%            N/A        N/A
  (commenced June 1996)
TGI Friday's                  100%       N/A            N/A        N/A
  (acquired February 1997)
Circuit City                  100%       N/A            N/A        N/A
   (commenced May 1997)

In 1997, management renewed five leases totaling 14,796 square feet of space, expanded two existing tenants by 16,733 square feet and executed six new leases totaling 52,410 square feet of space. Slightly offsetting these increases in occupancy were the vacancy of three tenants, which occupied a total of 22,362 square feet of space. At December 31, 1997, management was in various stages of negotiations for two new leases totaling 19,114 square feet of space. During 1998, there are nine leases totaling 21,638 square feet that are due to expire. Management has renewed one tenant occupying 1,732 square feet to a three year lease and is currently negotiating lease renewals for three tenants occupying a total of 12,203 square feet. However, one of these tenants currently occupying 3,987 square feet has indicated that they want to downsize the square footage leased. Management believes that at least two tenants, occupying a total of 4,447 square feet will vacate when their leases expire in 1998. The remaining three tenants occupying an aggregate 3,256 square feet have not indicated whether they will renew their lease or vacate the premises.

The annual effective rent per square foot for the years ended December 31, 1997 and 1996 and October 31, 1995 were:

                                 1997        1996          1995
                                 ----       -------        ----
One Vanderbilt                 $  17.13     $  18.07     $  20.94
Two Vanderbilt                 $  15.35     $  13.91     $  19.16
Carnegie Business Center I     $  10.51     $  10.02     $  11.00
Service Retail Center          $  15.71     $  14.37     $  14.63
Promotional Retail Center      $  10.10     $   9.85     $  10.49
Inland Regional Center         $  13.62     $  13.49         N/A
TGI Friday's                   $  19.18         N/A          N/A
Circuit City                   $  13.38         N/A          N/A

At December 31, 1997, the Partnership's annual rental rates ranged from $7.80 to $22.80 per square foot for office space; $9.00 to $19.18 per square foot for commercial space; and $10.20 to $14.45 per square foot for R & D space.

The annual effective rental rate at Two Vanderbilt increased by 10% in 1997 compared to 1996 due to the addition of two tenants in March and May 1997, totaling 44,953 square feet of space. In addition, these leases resulted in an increase in the occupancy at this property from 25% at December 31, 1996 to 93% at December 31, 1997.

The annual effective rental rate at Two Vanderbilt decreased by 27% in 1996 compared to fiscal year 1995 due to the vacancy in November 1995 of a tenant who occupied 73,914 total square feet of office space, 56,744 square feet of which was in Two Vanderbilt.

According to research conducted by the property manager, the average annual effective rent per square foot for office space in the Partnership's competitive market ranges from $12.00 to $18.60. Since there is no comparable R & D space or measurable commercial space available in the market, management has determined the asking rents based on discussions with independent leasing brokers.

The Partnership's Tri-City properties had the following six tenants which occupied a significant portion of the net rentable square footage as of December 31, 1997:

                       Inland Regional      ITT Educational           Comp
Tenant                     Center              Services                USA

                           Inland              Carnegie
                          Regional             Business            Promotional
Building                   Center              Center I              Retail

Nature of Business     Social Services   Educational Services    Computer Retail

Lease Term                 13 yrs.              12 yrs.              10 yrs.

Expiration Date            7/16/09             12/31/04              8/31/03

Square Feet                81,079               33,551               23,000

(% of rentable total)        19%                  8%                   5%

Annual Rent              $1,104,000            $342,220             $207,000

Future Rent Increases     6% every            3% annually            10% in
                          2.5 years                                   1998

                         four 5-year           one 5-year         three 5-year
Renewal Options            options               option              options


                                                Circuit           Inland Empire
Tenant                    PetsMart               City              Health Plan

                         Promotional            Circuit                Two
Building                   Retail                City              Vanderbilt

Nature of Business       Pet Retail       Electronics Retail           HMO

Lease Term                 15 yrs.              20 yrs.              5 yrs.

Expiration Date            1/10/09              1/31/18              3/31/02

Square Feet                25,015               39,123               35,758

(% of rentable total)        6%                   9%                   8%

Annual Rent               $249,940             $383,416             $579,280

Future Rent Increases    5% in 1999          lesser of 10%            none
                          and 2004           or 5 yr. CPI
                                             every 5 years
                                             during lease
                                                 term

                         one 5-year           four 5-year
Renewal Options            option               options               none

In the opinion of management, the properties are adequately covered by insurance.

The Partnership's Tri-City rental properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:

                                             Service Retail Center,          Inland
                             One            Carnegie Business Center        Regional           Circuit City
Security                 Vanderbilt       and Promotional Retail Center      Center          and TGI Friday's

Principal balance
 at December 31, 1997    $2,320,000             $6,377,000                 $2,458,000           $5,000,000

Interest Rate                9%                    8.74%                      8.75%            1% in excess
                                                                                              of "Prime Rate"

Monthly Payment            $20,141                $53,413                    $20,771           Interest only

Maturity Date              1/1/05                 5/1/06                     4/23/01              4/30/99

During 1997, the Partnership's Tri-City rental properties were assessed $542,000 in property taxes based on an average realty tax rate of 1.80% (which includes
 .69% in additional assessments).

Tri-City Land

Approximately 26 acres of the Tri-City property owned by the Partnership remain undeveloped. It is the Partnership's intention to develop parcels of this land as tenants become available or dispose of the property at the optimal time and sales price. During 1997, management determined that the carrying value of the land was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of the real estate. See footnote 4 in Item 14 for further discussion.

During 1997, the Partnership's Tri-City land was assessed $282,000 in property taxes based on an average realty tax rate of 5.13% (which includes 4.02% in additional assessments and bonds).

Shadowridge Woodbend Apartments

On June 26, 1987, the Partnership acquired an apartment complex known as Shadowridge Woodbend Apartments ("Shadowridge") in an all cash transaction for $12,850,000. The apartment complex contains 240 units, consisting of 124 one-bedroom/one-bath units, 44 two-bedroom/one-bath units and 72 two-bedroom/two-bath units and is located in Vista, California. Some of the amenities at the complex include pool and spa, indoor racquetball court, tennis court, fitness center and laundry facilities.

Eight communities within the area are considered to be in competition with Shadowridge. At December 31, 1997, Shadowridge is 96% leased, just slightly under the average of its competition of 97% (according to research conducted by the property manager).

The December 31, 1997 average rental rates at Shadowridge and the market rents at the competing properties are as follows:

                                  Shadowridge              Competition
        1 Bedroom/1 bath             $630                   $625-$700
        2 Bedroom/1 bath             $688                   $690-$705
        2 Bedroom/2 bath             $745                   $745-$815

The occupancy rate and current average rental rates for Shadowridge are slightly below the competition due to upgrades in amenities offered by competitors, such as in-unit washer / dryers and gated communities. In 1998, the Partnership has started increasing its rental rates upon lease expirations.

In the opinion of management, the property is adequately covered by insurance.

The Shadowridge property is secured by a note and first deed of trust with a current balance of $5,849,000. The note bears interest at 7.95% payable in monthly installments of principal and interest of $48,416 and matures on April 15, 1998. The property is currently being marketed for sale. The Partnership has obtained a 90-day extension on the term of the loan from the existing lender.

During 1997, the Shadowridge property was assessed $139,000 in property taxes based on an average realty tax rate of 1.42%.


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

At December 31, 1997, the Lake Elsinore property is unencumbered.

During 1997, the Lake Elsinore property was assessed $37,000 in property taxes based on an average realty tax rate of 1.71%.


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

At December 31, 1997, the Perris property is unencumbered.

During 1997, the Perris property was assessed $17,000 in property taxes based on an average realty tax rate of 1.12%.

Temecula Property

In June 1992, the Partnership acquired 12.4 acres of undeveloped commercial property in Temecula, Riverside County, California. On January 2, 1996, a final map approval was received to divide the property into twelve parcels to accommodate retail and commercial development. This enabled the Partnership to market these smaller parcels for sale. The Partnership completed the street utility and sewer improvements on this site, which greatly assisted in the marketing efforts of the property. In March 1996, the Partnership sold a 1.11 acre parcel for a sales price of $275,000. From July through December 1997, the Partnership sold eight parcels in five transactions, totaling approximately 7.42 acres for an aggregate sales price of $2,259,000. At December 31, 1997, the Partnership had three remaining parcels held for sale. On January 27, 1998, a
1.06 acre parcel was sold for $270,000 leaving two remaining parcels to sell.

In the opinion of management, the property is adequately covered by insurance.

The Partnership is contingently liable for a subordinated note payable in connection with the 3.87 acre property in Temecula, California, that the Partnership reacquired in June, 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of December 31, 1997. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions.

During 1997, the Temecula property was assessed $50,000 in property taxes based on an average realty tax rate of 2.91% (including special assessments and bonds).



Item 3.  Legal Proceedings

None.



Item 4.  Submission of Matters to a Vote of Security Holders

On September 30, 1997, the Partnership entered into an agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated ("GLB"), a publicly traded real estate investment trust and Glenborough Properties, L.P. ("GPLP"), the operating partnership of GLB, for an aggregate price of $48,204,500.

It was intended that if the sale to GLB and GPLP was completed, management would then liquidate the Partnership as soon as possible following the sale. A Consent Solicitation Statement (the "Solicitation") was sent to the Unitholders on October 17, 1997, detailing these two transactions (incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed with the Securities and Exchange Commission on October 17, 1997). A final tabulation of the results of the

Solicitation was made on November 21, 1997 with 47,837 Unitholders or 60% of the total outstanding units in favor, 8,956 Unitholders or 11% against, 650 Unitholders or 1% abstaining, 235 Unitholders or less than 1% pending and no response was received from the remaining 27% of the Unitholders.

Notwithstanding the foregoing, the Partnership's General Partner determined it would be in the best interests of the Partnership to rescind the agreement to sell all of the Partnership's real estate assets to GLB and GPLP for the following reasons:

     i. The greater than expected opposition to the timing of the sale by the Limited Partners; and

     ii. The holding of the real estate assets for an additional period of time will provide the Partnership the opportunity to possibly recognize an appreciation in the value of the real estate in the areas where the Partnership's properties are located.

                                     Part II


Item 5.   Market for Partnership's Common Equity and Related StockHolder Matters


Market Information

There is no established trading market for the Units issued by the Partnership.


Holders

As of December 31, 1997, there were 11,609 holders of Partnership Units.


Dividends

Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing.

Cash From Operations as defined in the Partnership Agreement includes all cash receipts from operations in the ordinary course of business (except for the sale, refinancing, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. All distributions of Cash From Operations are paid in the ratio of 90% to the Limited Partners and 10% to the General Partners.

Cash From Sales or Refinancing as defined in the Partnership Agreement is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are generally allocated as follows (a more explicit statement of these distribution policies is set forth in the Partnership Agreement):

         (i) First, 1 percent to the General Partners and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions, plus a 12 percent return on their unreturned capital contributions (less prior distributions of Cash from Operations); (ii) Second, to Limited Partners who purchased their units of limited partnership interest prior to April 1, 1985, to the extent they receive an additional return (depending on the date on which they purchased the units) on their unreturned capital of either 9 percent, 6 percent or 3 percent (calculated through October 31, 1985); and (iii) Third, 20 percent to the General Partners and 80 percent to the Limited Partners.

There were no distributions made by the Partnership during the three most recent fiscal years (including the two-month stub period ended December 31, 1995).

Item 6.  Selected Financial Data

The following is selected financial data for the years ended December 31, 1997 and 1996, the two months ended December 31, 1995 and the years ended October 31, 1995, 1994 and 1993 (in thousands, except per Unit data):

                                                                For the two
                                     For the years ended        months ended
                                         December 31,           December  31,       For the years ended October 31,
                                      1997          1996            1995          1995             1994          1993
                                   ---------      --------      ------------    ---------       ---------     ---------
Rental Income                      $   7,275      $  5,149       $     768       $  5,784       $   5,465     $   5,294

Gain (loss) on sale of real estate $    (253)     $     --       $      --       $     --       $    --       $     150

Provision for impairment
  of real estate investments       $    (947)     $     --       $      --       $(12,224)      $      --     $  (1,800)

Net loss                           $  (3,066)     $ (1,510)      $    (308)      $(13,417)      $    (663)    $  (2,027)

Net loss Allocable
   to Limited Partners             $  (3,066)     $ (1,510)      $    (308)      $(13,417)      $    (663)    $  (2,034)

Net loss per Unit                  $  (38.40)     $ (18.91)      $   (3.86)      $(168.03)      $  (8.30)     $  (25.44)

Total assets                       $  53,401      $ 52,695       $  48,282       $ 49,321       $  59,537     $  59,937

Long-term obligations              $  22,004      $ 17,256       $  11,757       $ 11,766       $   8,860     $   8,647

Cash distributions per Unit        $     ___      $     --       $      --       $     --       $      --     $      --


Item 7.  Management's  Discussion and Analysis of Financial  Condition and
           Results of Operations

LIQUIDITY AND CAPITAL COMMITMENTS

General Matters

At December 31, 1997, the Partnership had cash of $788,000. The remainder of the Partnership's assets consists primarily of its investments in real estate, totaling approximately $49,814,000 which includes $32,659,000 in rental properties, $4,941,000 of land held for development and $2,035,000 of undeveloped land held for sale. A multifamily residential project in Vista, California is carried on the books at $10,179,000 and is currently designated as real estate held for sale. Development of the unimproved land will coincide with market demand.

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

On September 30, 1997, the Partnership entered into an agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated {"GLB"), a real estate investment trust publicly traded on the New York Stock Exchange, and Glenborough Properties, L.P., the operating partnership of GLB. On October 17, 1997, the Partnership sent a proxy to its Unitholders (incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed on October 17, 1997), requesting the Unitholders' consent to the proposed bulk sale of its real estate assets and a subsequent liquidation of the Partnership. A final tabulation of the results of the Solicitation was made on November 21, 1997 with 47,837 Unitholders or 60% of the total outstanding units in favor, 8,956 Unitholders or 11% against, 650 Unitholders or 1% abstaining, 235 Unitholders or less than 1% pending and no response was received from the remaining 27% of the Unitholders.

Notwithstanding the foregoing, the Partnership's General Partner determined it would be in the best interests of the Partnership to rescind the agreement to sell all of the Partnership's real estate assets to GLB and Properties for the following reasons:

     i. The greater than expected opposition to the timing of the sale by the Limited Partners; and
     ii.The holding of the real estate assets for an additional period of time will provide the Partnership the opportunity to possibly recognize an appreciation in the value of the real estate in the areas where the Partnership's properties are located.

Operationally, the Partnership's primary sources of funds consist of cash provided by its rental activities. Other sources of funds may include permanent financing, construction financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

The Partnership's restricted cash at December 31, 1997 consists of a $269,000 certificate of deposit ("CD") for Inland Regional Center's security deposit and a $100,000 CD held as collateral for subdivision improvements and monument bonds related to the 3.87 acres of land for sale in Temecula, California. Management is currently attempting to obtain a release of this CD in 1998.

The Partnership's improved cash position at December 31, 1997 compared to December 31, 1996 is largely due to the placement of the Inland Regional Center into service in June 1996, the operations from TGI Friday's since February 1997, the net proceeds from the sale of eight parcels in Rancon Towne Village from July through December 1997, and the net proceeds from financing obtained in 1997 (see below).

The $148,000 or 21% decrease in accounts payable and other liabilities at December 31, 1997 from December 31, 1996 is due to the timing of payments of current liabilities.

In January 1997, the Partnership obtained an unsecured promissory note for a $1,500,000 revolving line of credit from Glenborough Inland Realty Corporation, to fund capital expenditures and miscellaneous charges. In February 1997, the Partnership obtained a $1,200,000 unsecured loan to finance the acquisition of the TGI Friday's property. In May 1997, permanent financing of $5,000,000 was obtained from Wells Fargo Bank, secured by the TGI Friday's and Circuit City properties. The Partnership used the proceeds to pay-off the $1,500,000 line of credit and $1,221,000 on the unsecured Wells Fargo Bank loan. In addition, the Partnership incurred approximately $193,000 in loan fees and closing costs and $1,956,000 for a Circuit City tenant improvement allowance. The remaining net proceeds of approximately $130,000 were added to the Partnership's cash reserves.

The Partnership is contingently liable for a subordinated note payable in connection with the 3.87 acre property in Temecula, California, that the Partnership reacquired in June, 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of December 31, 1997. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions.

The Partnership also remains contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 at December 31, 1997 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital.

Aside from the foregoing, the Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

Management believes that the Partnership's cash balance as of December 31, 1997 together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans. However, there can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

RESULTS OF OPERATIONS

1997 versus 1996

Revenue

Rental income for the year ended December 31, 1997 increased $2,126,000 or 41% compared to the year ended December 31, 1996 primarily as a result of: (i) the commencement of operations of the Inland Regional Center in June 1996; (ii) ground lease revenue earned from Circuit City as the project was under construction from September 1996 through May 1997; (iii) the commencement of the Circuit City operating lease in May 1997; (iv) the acquisition of the TGI Friday's property in February 1997; (v) the increased occupancy at Two Vanderbilt; and (vi) the general increased rental rates at most properties. These sources of increased revenue were slightly offset with a decrease in rental income associated with decreases in occupancy at Carnegie Business Center I and One Vanderbilt.

The Tri-City properties account for 74%, 68% and 72% of the Partnership's total rental income during the years ended December 31, 1997 and 1996 and October 31, 1995 respectively. The Shadowridge Woodbend Apartments in Vista, California accounted for 26%, 32% and 28% of the total rental income during the same periods (and was 96% leased at December 31, 1997).

Occupancy rates at the Partnership's Tri-City properties as of December 31, 1997 and 1996, and October 31, 1995, 1994 and 1993 were as follows:

                                  1997      1996      1995      1994     1993
                                  ----      ----      ----      ----     ----
 One Vanderbilt                    80%       86%       70%      100%      95%
 Two Vanderbilt                    93%       25%       95%      100%     100%
 Carnegie Business Center I        69%       90%       97%      100%      89%
 Service Retail Center            100%      100%       90%       98%      82%
 Promotional Retail Center         97%       98%       97%       94%      94%
 Inland Regional Center           100%      100%       N/A       N/A      N/A
      (commenced June 1996)
 TGI Friday's                     100%       N/A       N/A       N/A      N/A
      (acquired February 1997)
 Circuit City                     100%       N/A       N/A       N/A      N/A
      (commenced May 1997)

The sixty-eight percent increase in occupancy from December 31, 1996 to December 31, 1997 at Two Vanderbilt can be attributed to the successful leasing of two tenants comprising 42,654 square feet of space.

The twenty-one percent decrease in occupancy from December 31, 1996 to December 31, 1997 at Carnegie Business Center I is due to the vacancies in 1997 of three tenants occupying an aggregate 12,844 square feet. Management is currently marketing this space for lease.

In 1997, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002;
(ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease which expires in December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; and Circuit City with a lease through January 2018. These six tenants, in the aggregate, occupied approximately 238,000 square feet of the 422,000 total leasable square feet at Tri-City and account for approximately 51% of the rental income generated at Tri-City and 37% of the total rental income for the Partnership in 1997. At December 31, 1997, management was in various stages of negotiation for two new leases totaling 19,114 square feet of space.

Interest and other income for the year ended December 31, 1997 decreased $42,000 or 65% from the year ended December 31, 1996 as a result of the elimination of the interest income on the $405,000 note receivable that was retired as part of the acquisition of TGI Friday's on February 28, 1997.

Expenses

Operating expenses increased $524,000 or 20% during the year ended December 31, 1997 compared to the year ended December 31, 1996 due to: (i) the addition of Inland Regional Center as an operating property in June 1996; (ii) the addition of TGI Friday's as an operating property in February 1997; (iii) the addition of Circuit City as an operating property in May 1997; (iv) increased utility and operational expenses related to increased occupancy at selected properties; and (v) property tax refunds received in 1996.

Depreciation and amortization increased $299,000 or 21% during the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily as a result of the acquisition / commencement of operations of the Inland Regional Center, TGI Friday's and Circuit City properties as well as additions to tenant improvements associated with new leases over the past year.

Interest expense increased $1,095,000 or 138% during the year ended December 31, 1997 compared to the year ended December 31, 1996 due to the Partnership's increased permanent debt to finance selected properties over the past two years. In addition, in 1996 some of the land was under development and accordingly, the Partnership capitalized $597,000 of interest costs.

In 1997, management determined that the carrying value of the Partnership's land held for development and the land held for sale was in excess of the estimated fair market value of such property and, accordingly, recorded provisions for impairment of real estate investments in the aggregate amount of $947,000. The fair market values were based on independent appraisals of the Partnership's real estate. Due to the uncertainties inherent in these processes, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

The Partnership made the following provisions to reduce the carrying value of investments in real estate for the year ended December 31, 1997:


       Land held for development:
         San Bernardino, CA                       $   275,000

       Land held for sale:
         Temecula, CA                                 672,000
                                                  -----------
              Total provision for impairment
                of real estate investments        $   947,000
                                                  ===========

No such provisions were recorded in 1996 or the two month period ended December 31, 1995.

During the year ended December 31, 1997, the Partnership recognized $253,000 in losses on sales of the eight parcels in Rancon Towne Village.

Expenses associated with undeveloped land increased $107,000 or 19% and decreased $197,000 or 26% during the year ended December 31, 1997 over the year ended December 31, 1996 and the year ended December 31, 1996 compared to the year ended October 31, 1995, respectively, due in large part to the capitalization of expenses at the Circuit City and Rancon Towne Village projects in 1996.

The $445,000 for proposed dissolution costs in 1997 was for work performed and expenses incurred while exploring the possibilities of having the Partnership sell all of its real estate assets and then liquidate. The proposed transactions were detailed in a Consent Solicitation Statement, sent to the Unitholders on October 17, 1997, (incorporated by reference to the Definitive Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 17,
1997).

1996 versus 1995

In 1995, the Partnership's reporting year end changed from October 31 to December 31. Since the Partnership's operations are not seasonal, the analysis of results of operations compares the fiscal years ended December 31, 1996 and October 31, 1995.

Revenue

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

Depreciation and amortization decreased $98,000 or 6% during the year ended December 31, 1996 compared to the year ended October 31, 1995 as a result of fully amortizing lease commissions paid in connection with a tenant's early vacancy in the One Vanderbilt building in 1995.

Interest expense increased $39,000 or 5% during the year ended December 31, 1996 compared to the year ended October 31, 1995 due to the increased debt to finance the construction of properties.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred and that long-lived assets to be disposed of be carried at the lower of carrying amount or fair value. Prior to 1995, the Partnership's business strategy was to hold its properties for future development and operations. Conclusions about the carrying value of the Partnership's properties were based upon this strategy. In 1995, the Partnership modified this strategy to focus on eventual disposition of its assets at the optimal time and sales price and revalued certain of its assets by providing for impairment in real estate.

The Partnership made the following provisions to reduce the carrying value of investments in real estate for the year ended October 31, 1995:

       Land held for development:
         San Bernardino, CA                                 $     6,158,000
         Lake Elsinore, CA                                        4,042,000
       Land held for sale:
         Perris, CA                                               2,024,000
                                                            ---------------
              Total provision for impairment
                of real estate investments                  $    12,224,000
                                                            ===============

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

Year 2000 Compliance

The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

Item 8.  Financial Statements and Supplementary Data

For information with respect to this Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Mr. Stephenson, age 54, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.


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

Security Ownership of Management

    Title                                        Amount and Nature of   Percent
  of Class   Name of Beneficial Owner            Beneficial Ownership   of Class
  --------   ------------------------            --------------------   --------
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


Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 1997, the Partnership did not incur any costs reimbursable to RFC.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of the report

              (1)  Financial Statements:

                   Report of Independent Public Accountants

                   Consolidated Balance Sheets as of December 31, 1997 and 1996

                   Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, the two months ended December 31, 1995, and the year ended October 31, 1995

                   Consolidated Statements of Partners' Equity (Deficit) for the years ended December 31, 1997 and 1996, the two months ended December 31, 1995, and the year ended October 31, 1995

                   Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996, the two months ended December 31, 1995, and the year ended October 31, 1995

                   Notes to Consolidated Financial Statements

              (2)  Financial Statement Schedule:

                   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997 and Note thereto

              (3)  Exhibits:

                    (2.1)  Consent Solicitation Statement (filed as a Definitive
                           Schedule 14A - Proxy Statement of the Registrant, dated October 17, 1997, is incorporated herein by reference).

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


                           RANCON REALTY FUND IV,
                           a California Limited Partnership
                           (Partnership)




Date: March 27, 1998       By: /s/  DANIEL L. STEPHENSON
                                -------------------------
                                Daniel L. Stephenson, General Partner and
                                Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by following persons on behalf of the Partnership and in the capacities and on the dates indicated.





Date: March 27, 1998       By: /s/  DANIEL L. STEPHENSON
                               -------------------------
                               Daniel L. Stephenson, General Partner and
                               Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE




   Financial Statements and Schedule                                      Page


  Financial Statements:

    Report of Independent Public Accountants                                 25

    Consolidated Balance Sheets as of December 31, 1997 and 1996             26

    Consolidated Statements of Operations for the years ended
      December 31, 1997 and 1996 the two months ended
      December 31, 1995, and the year ended October 31, 1995                 27

     Consolidated Statements of Partners' Equity (Deficit)for the
      years ended December 31, 1997 and 1996, the two months ended
      December 31, 1995, and the year ended October 31, 1995                 28

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1997 and 1996, the two months ended December 31,
      1995, and the year ended October 31, 1995                       29 and 30

     Notes to Consolidated Financial Statements                              31

  Schedule:

     III - Real Estate and Accumulated Depreciation
          as of December 31, 1997 and Note thereto                           42



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1997 and 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996, the two months ended December 31, 1995 and the year ended October 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, the two months ended December 31, 1995, and the year ended October 31, 1995, in conformity with generally accepted accounting principles.

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



San Francisco, California                      /s/ Arthur Andersen LLP
  February 12, 1998

                                        RANCON REALTY FUND IV,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                     Consolidated Balance Sheets
                                      December 31, 1997 and 1996
                               (in thousands, except units outstanding)

Assets                                                                      1997             1996
------                                                                      ----             ----
Investments in real estate:
    Rental property, net of accumulated depreciation of $11,474
        and $13,077 as of December 31, 1997 and 1996, respectively     $    32,659       $    38,094
    Construction in progress                                                    --             2,184
    Land held for development, net                                           4,666             4,911
    Rental property held for sale, net                                      10,179                --
    Land held for sale, net                                                  2,310             4,869
                                                                        ----------       -----------

        Total real estate investments                                       49,814            50,058
                                                                        ----------       -----------

Cash and cash equivalents                                                      788                97
Restricted cash                                                                369               102
Accounts and interest receivable                                               286               188
Notes receivable                                                                --               405
Deferred financing costs and other fees, net of
    accumulated amortization of $1,039 and $775 as of
    December 31, 1997 and 1996, respectively                                 1,373             1,223
Prepaid expenses and other assets                                              771               622
                                                                        ----------       -----------

        Total assets                                                    $   53,401       $    52,695
                                                                        ==========       ===========

Liabilities and Partners' Equity (Deficit)
Notes payable                                                           $   22,004       $    17,256
Accounts payable and accrued expenses                                          565               713
Interest payable                                                                66                67
                                                                        ----------       -----------

        Total liabilities                                                   22,635            18,036
                                                                        ----------       -----------

Commitments and contingent liabilities (see Note 9)

Partners' equity (deficit):
    General partners                                                          (891)             (891)
    Limited partners, 77,054 and 79,846 limited partnership units
        outstanding at December 31, 1997 and 1996, respectively             31,657            35,550
                                                                        ----------       -----------
        Total partners' equity                                              30,766            34,659
                                                                        ----------       -----------

Total liabilities and partners' equity                                  $   53,401       $    52,695
                                                                        ==========       ===========




               The accompanying notes are an integral part of these financial statements

                                                 RANCON REALTY FUND IV,
                                            A CALIFORNIA LIMITED PARTNERSHIP

                                          Consolidated Statements of Operations
                          For the years ended December 31, 1997 and 1996, the two months ended
                                 December 31, 1995, and the year ended October 31, 1995
                              (in thousands, except per unit amounts and units outstanding)

                                                                                         For the two         For the
                                                            For the years ended          months ended       year ended
                                                                  December 31,           December 31,       October 31,
                                                             1997            1996           1995               1995
                                                          ---------      -----------     ----------         ----------
Revenue:
    Rental income                                         $   7,275      $     5,149     $      768         $    5,784
    Interest and other income                                    23               65             16                153
                                                          ---------      -----------     ----------         ----------

             Total revenue                                    7,298            5,214            784              5,937
                                                          ---------      -----------     ----------         ----------

Expenses:
    Operating, including $54 paid to Sponsor
       during the year ended October 31, 1995                 3,166            2,642            411              2,683
    Depreciation and amortization                             1,748            1,449            207              1,547
    Interest expense                                          1,887              792            139                753
    Loss on sales of land                                       253              ___            ___                ___
    Provision for impairment of real
       estate investments                                       947               --             --             12,224
    Expenses associated with undeveloped land                   678              571            124                768
    Administrative, including $302 paid to
        Sponsor during the year ended
        October 31, 1995                                      1,240            1,270            211              1,379
    Proposed dissolution costs                                  445             ____           ____               ____
                                                          ---------      -----------     ----------         ----------

             Total  expenses                                 10,364            6,724          1,092             19,354
                                                          ---------      -----------     ----------          ---------


Net loss                                                  $  (3,066)     $    (1,510)    $     (308)         $ (13,417)
                                                          =========      ===========     ==========          =========


Net loss per limited partnership unit                     $ (38.40)      $    (18.91)    $    (3.86)         $ (168.03)
                                                          ========       ===========     ==========          =========

Weighted average number of limited partnership
    units outstanding during each period used to
    compute net loss per limited partnership unit            79,846            79,846        79,846             79,850
                                                          =========      ============    ==========          =========





                        The accompanying notes are an integral part of these financial statements

                                 RANCON REALTY FUND IV,
                            A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Equity (Deficit)
          For the years ended December 31, 1997 and 1996, the two months ended
                 December 31, 1995, and the year ended October 31, 1995
                                     (in thousands)


                                           General          Limited
                                           Partners         Partners            Total

Balance at October 31, 1994               $    (891)       $   50,797          $ 49,906

Retirement of limited partnership units          --               (12)              (12)

Net loss                                         --           (13,417)          (13,417)
                                          ---------        ----------          --------

Balance at October 31, 1995                    (891)           37,368            36,477

Net loss                                         --              (308)             (308)
                                          ---------        ----------          --------

Balance at December 31, 1995                   (891)           37,060            36,169

Net loss                                         --            (1,510)           (1,510)
                                          ---------        ----------          --------
Balance at December 31, 1996                   (891)           35,550            34,659

Retirement of limited partnership units          --              (827)             (827)

Net loss                                         --            (3,066)           (3,066)
                                          ---------        ----------          --------

Balance at December 31, 1997              $    (891)       $   31,657          $ 30,766
                                          =========        ==========          ========















        The accompanying notes are an integral part of these financial statements

                                                 RANCON REALTY FUND IV,
                                            A CALIFORNIA LIMITED PARTNERSHIP

                                          Consolidated Statements of Cash Flows
                          For the years ended December 31, 1997 and 1996, the two months ended
                                 December 31, 1995, and the year ended October 31, 1995
                                                     (in thousands)

                                                                                            For the two      For the
                                                               For the years ended         months ended    year ended
                                                                  December 31,              December 31,   October 31,
                                                               1997            1996             1995             1995
                                                            ----------      ----------       ----------     ----------
Cash flows from operating activities:
Net loss                                                  $    (3,066)     $    (1,510)      $   (308)      $  (13,417)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                                1,748            1,449            207            1,496
   Amortization of loan fees,
      included in interest expense                                105               68             15               51
   Provision for impairment of real estate investments            947               --             --           12,224
   Loss on sales of land                                          253               --             --               --
   Changes in certain assets and liabilities:
     Accounts and interest receivable                             (98)            (180)             6               (6)
     Deferred fees                                               (292)            (596)            (6)             (13)
     Prepaid expenses and other assets                           (149)             155            268               32
     Accounts payable and accrued expenses                       (148)             357           (678)             349
     Interest payable                                              (1)              67            (44)              22
     Payable to Sponsor                                            --               --             --               (8)
                                                          -----------      -----------       --------       ----------

        Net cash provided by (used for)
        operating activities                                     (701)            (190)          (540)             730
                                                          ------------     -----------       ---------      ----------

Cash flows from investing activities:
  Collection of note receivable                                     --              --              --             720
  Net proceeds from sales of land                               1,890              248              --              --
  Net additions to real estate and property
   development costs                                           (4,030)          (7,166)           (353)         (2,538)
                                                          ------------     -----------       ---------      ----------

        Net cash used for investing activities                 (2,140)          (6,918)           (353)         (1,818)
                                                          ------------     -----------       ---------      ----------

Cash flows from financing activities:
  Decrease (increase) in restricted cash, net                    (267)             824             287          (1,213)
  Payment of loan fees                                           (122)            (406)            (23)           (224)
  Net loan proceeds                                             6,500            5,687              --           3,083
  Notes payable principal payments                             (1,752)            (196)             (9)           (178)
  Retirement of limited partnership units                        (827)              --              --             (12)
  Other liabilities                                                --               --              --              11
                                                          -----------      -----------       ---------      ----------

     Net cash provided by financing
       activities                                         $     3,532      $     5,909       $     255      $    1,467
                                                          -----------      -----------       ---------       ---------

                                                       (continued)

                                                 RANCON REALTY FUND IV,
                                            A CALIFORNIA LIMITED PARTNERSHIP

                                    Consolidated Statements of Cash Flows (continued)
                          For the years ended December 31, 1997 and 1996, the two months ended
                                 December 31, 1995, and the year ended October 31, 1995
                                                     (in thousands)



                                                                                            For the two      For the
                                                               For the years ended          months ended    year ended
                                                                  December 31,              December 31,    October 31,
                                                               1997           1996             1995            1995
                                                            ----------      ----------       ----------     ----------

Net increase (decrease) in cash and cash equivalents        $     691      $  (1,199)        $   (638)      $      379

Cash and cash equivalents at beginning of period                   97          1,296            1,934            1,555
                                                            ---------      ---------         --------       ----------

Cash and cash equivalents at end of period                  $     788      $      97         $  1,296       $    1,934
                                                            =========      =========         ========       ==========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                    $   1,783      $   1,254         $    176       $     861
                                                            =========      =========         ========       =========

  Interest capitalized                                      $      --      $     597         $     28       $     130
                                                            =========      =========         ========       =========

Supplemental disclosure of non-cash refinancing activity:
   New financing                                            $   7,700      $  11,273         $     --       $      --
   Original financing paid-off in escrow                       (1,200)        (5,586)              --              --
                                                            ----------     ----------        --------       ---------

Net loan proceeds                                           $   6,500      $   5,687         $     --       $      --
                                                            =========      =========         ========       =========

















                        The accompanying notes are an integral part of these financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995


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

A majority of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and with the exception of undeveloped land is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

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

Effective January 1, 1995, RFC entered into an agreement with Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, "the Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee which is fixed for five years subject to reduction in the year following the sale of assets ($989,000 in 1997 and $993,000 per year prior to 1997); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995


rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

New Accounting Pronouncement - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the level of additional disclosure, if any, that may be required by SFAS 131. Additional disclosures that may be required will be provided beginning with the financial statements of the Partnership for the year ending December 31, 1998.

Rental Property - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operations of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Land Held for Development and Construction in Progress - Land held for development and construction in progress are stated at cost unless events or circumstances indicate that cost cannot be recovered in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership's plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties;
(iii) considers the cost to complete and the estimated fair value of the completed project; and (iv) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

Real Estate Held for Sale - Real estate held for sale is stated at the lower of cost or estimated fair value. Estimated fair value is based upon prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, but does not purport to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the property for eventual sale or obtain financing to further develop the property.

Land Held for Sale - Land held for sale is stated at the lower of cost or estimated fair value less costs to sell. Estimated fair value is based upon independent appraisals or prevailing market rates for comparable properties. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to the uncertainties inherent in the appraisal process, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

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

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995

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

Consolidation - In order to satisfy certain lender requirements for the Partnership's 1996 loan secured by Service Retail Center, Promotional Retail Center and Carnegie Business Center (see Note 6), Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City") was formed in April, 1996. The three properties securing the loan were contributed to RRF IV Tri-City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV Tri-City have been consolidated with those of the Partnership. All inter-company transactions and balances have been eliminated in consolidation.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

Note 2.  RELATED PARTY TRANSACTIONS

Employee costs paid to Sponsor - As a result of the agreement between RFC and Glenborough (see Note 1), RFC terminated certain employees who were previously responsible for performing the administrative, legal and development services for the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon partnerships. Such costs allocated to the Partnership aggregated $200,000 and are included in administrative costs for the year ended October 31, 1995.

Reimbursable Expenses and Management Fees to Sponsor - Through December 31, 1994, the Partnership had an agreement with the Sponsor for property management services. The agreement provided for a management fee equal to 5% of gross rentals collected while managing the properties. Fees incurred under this agreement totaled $54,000 for the year ended October 31, 1995. Effective January 1, 1995 the Partnership contracted with Glenborough to provide these services to the Partnership.

The Partnership paid $4,000 in program management fees to the Sponsor for the year ended October 31, 1995. The Sponsor received this fee for its management and administration of unimproved or non-income producing properties. As a result of the agreement with Glenborough, effective January 1, 1995 this fee was no longer payable.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995


The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Reimbursable costs incurred by the Partnership totaled $341,000 for the year ended October 31, 1995, of which the Partnership capitalized $43,000 in fiscal year 1995. Effective January 1, 1995, such services are being provided by Glenborough as described in Note 1.


Note 3.  INVESTMENTS IN REAL ESTATE


Rental property components at December 31, 1997 and 1996 are as follows (in thousands):

                                         1997                    1996
                                     -----------               --------
Land                                 $     3,845             $     4,976
Buildings                                 29,671                  37,378
Leasehold and other improvements          10,617                   8,817
                                     -----------             -----------
                                          44,133                  51,171
Less: accumulated depreciation           (11,474)                (13,077)
                                     ------------            -----------
Total rental property, net           $    32,659             $    38,094
                                     ===========             ===========

At December 31, 1997, the Partnership's rental property includes eight projects at the Tri-City Corporate Centre in San Bernardino, California. In 1997, the Shadowridge Woodbend Apartments in Vista, California was reclassified to real estate held for sale.


Land held for development consists of the following at December 31, 1997 and 1996 (in thousands):

                                                 1997                1996
                                             -----------         --------
26.0 acres at Tri-City Corporate Centre,
   San Bernardino, CA                        $    2,730        $    2,975
24.8 acres in Lake Elsinore, CA                   1,936             1,936
                                             ----------        ----------

Total land held for development              $    4,666        $    4,911
                                             ==========        ==========

The above land held for development is unencumbered at December 31, 1997 and 1996.


Real estate held for sale at December 31, 1997:

The Shadowridge Woodbend Apartment complex, a 240-unit complex is currently being marketed for sale by the Partnership. Accordingly, in 1997, the Partnership reclassified $10,179,000 (net of $3,192,000 in accumulated depreciation) from rental property to real estate held for sale and ceased depreciation of the rental property.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995


Land held for sale consists of the following at December 31, 1997 and 1996 (in thousands):

                                                                1997       1996
                                                              --------   ------
17.14 acres in Perris, CA                                     $ 1,386   $  1,386
3.87 acres and 10.66 acres in Temecula, CA
  in 1997 and 1996, respectively, net of a $121
  provision for impairment of real estate investment in 1997      924      3,483
                                                              -------   --------

Total land held for sale                                      $ 2,310   $  4,869
                                                              =======   ========

Through December 31, 1997, 8.53 acres of the total 12.4 acres of land in Temecula, California have been sold. The Partnership sold another 1.06 acres on January 27, 1998. Negotiations are currently underway to sell the remaining two lots totaling 2.18 acres.

The  Partnership  does not intend to develop the remaining  sites held for sale.
The  proceeds   generated  from  future  sales  would  be  used  to  reduce  the
Partnership's existing debt or to increase reserves.

The above land held for sale is unencumbered at December 31, 1997.

During the years ended December 31, 1997 and October 31, 1995, the Partnership recorded the following provisions to reduce the carrying value of investments in real estate (in thousands):

                                           1997                 1995
                                           ----                 ----
Land held for development:
    San Bernardino, CA                   $     275           $    6,158
    Lake Elsinore, CA                           --                4,042
Land held for sale:
    Temecula, CA                               672                   --
    Perris, CA                                  --                2,024
                                         ---------           ----------
       Total provision for impairment
        of real estate investments       $     947           $   12,224
                                         =========           ==========

Prior to 1995, the Partnership's business strategy was to hold its properties for future development and operations. Conclusions about the carrying value of the Partnership's properties were based upon this strategy. In 1995, the Partnership modified this strategy to focus on eventual disposition of its assets at the optimal time and sales price and revalued certain of its assets by providing for impairment in real estate. In 1997, management determined that the carrying values of the Partnership's land held for development and the land held for sale were in excess of the estimated fair market value of such property and recorded provisions for impairment of real estate totaling $275,000. Due to uncertainties in the valuation process, the carrying values do not purport to be the price at which a sale transaction involving these properties can or will take place.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995


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

Construction in progress of $2,184,000 at December 31, 1996 primarily represented development costs incurred on the Circuit City site in Tri-City. In May 1997, construction was completed for a total cost of approximately $3,840,000 and the construction in progress balance was reclassed to rental property.

Note 4.  RESTRICTED CASH

On March 12, 1997, pursuant to the Inland Regional Center ("IRC") lease, a $269,000 certificate of deposit ("CD") was opened. The $269,000 CD represents a security deposit, that the Partnership will retain in the event of default by IRC. Provisions in the lease allow for the security deposit plus accrued interest to be converted to prepaid rent after the 60th month (June 2001) of the lease if the tenant is not in default of the provisions of the lease.

In addition, a $100,000 CD at December 31, 1997 is held as collateral for subdivision improvement bonds related to the 3.87 acres of land held for development in Temecula, California. The Partnership is in the process of obtaining a release of this CD.


Note 5.  NOTES RECEIVABLE

At December 31, 1996, the Partnership had a $405,000 note receivable secured by a deed of trust on the TGI Friday's property (which the Partnership sold in December, 1990). The note bore interest at 10% per annum and matured on December 31, 2000.

On February 28, 1997, the Partnership reacquired the property known as TGI Friday's in San Bernardino, California for $1,750,000. The Partnership paid $1,345,000 in cash and the $405,000 note receivable secured by a deed of trust on the TGI Friday's property was retired as part of the transaction.

In 1996, the Partnership reached a $120,000 settlement with a former tenant. The Partnership received cash of $40,000 and an $80,000 note receivable which has been fully reserved. The note bears interest at ten percent per annum and requires monthly principal and interest payments of $4,805 commencing January 1, 1998 until the note matures on June 1, 1999. As of the date of filing, payments on the note receivable are current.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995


Note 6.           NOTES PAYABLE

Notes payable as of December 31, 1997 and 1996 was as follows (in thousands):

                                                   1997           1996
                                                 --------       -------
Note  payable,  secured by first deed of
trust   on   Service    Retail   Center,
Promotional  Retail  Center and Carnegie
Business  Center  I.  The  loan,   which
matures  May  1,  2006,  is  a  10-year,
8.744%  fixed  rate  loan with a 25-year
amortization   and   requires   $53   in
principal  and  interest   payments  due
monthly.                                          $6,377        $ 6,457

Permanent   loan   secured  by  the  IRC
building.  Interest  accrues  at a fixed
rate  of  8.75%   per   annum.   Monthly
payments   of  $21  of   principal   and
interest  are due until the loan matures
on April 23, 2001.                                 2,458          2,488

Note  payable,  secured by first deed of
trust   on  the   Shadowridge   Woodbend
Apartments.  Interest accrues at a fixed
rate  of  7.95%   per   annum.   Monthly
installments  of  $48 of  principal  and
interest  are due until the loan matures
on April 15, 1998.                                 5,849          5,960

Note  payable  secured  by first deed of
trust  on the One  Vanderbilt  building.
Interest  accrues at a fixed rate of 9%.
Monthly  installments of $20 are payable
which  include  principal  and  interest
amortized  over  25  years.  The  unpaid
principal   and   interest  are  due  on
January 1, 2005.                                   2,320          2,351

Note  payable  secured by first deeds of
trust on Circuit City and TGI  Friday's.
Interest  is  payable   monthly  at  one
percent  (1%) per annum in excess of the
lender's  "Prime  Rate"  until  the loan
matures on April 30,  1999 at which time
the unpaid  principal  and  interest are
due.                                               5,000             --
                                                 -------        -------
Total notes payable                              $22,004        $17,256
                                                 =======        =======

On January 31, 1997, the Partnership obtained an unsecured promissory note for a $1,500,000 revolving line of credit from Glenborough at a rate of eleven percent (11%) per annum to fund capital expenditures and other partnership costs. As of April 1997, the Partnership had drawn the total $1,500,000 available on the line of credit and the loan was paid-off in May 1997 from new permanent financing proceeds (see below).

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995


On February 28, 1997, the Partnership obtained a $1,200,000 unsecured loan from Wells Fargo Bank at an interest rate of one percent (1%) per annum in excess of the bank "Prime Rate". The loan was used to finance the acquisition of the TGI Friday's property. This loan was also paid-off in May 1997, from new permanent financing proceeds (see below).

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

The annual maturities of the Partnership's notes payable subsequent to December 31, 1997 are as follows (in thousands):

         1998                     $      6,006
         1999                            5,171
         2000                              187
         2001                            2,498
         2002                              172
         Thereafter                      7,970
                                  ------------

         Total                    $     22,004
                                  ============


Note 7.  PROPOSED DISSOLUTION COSTS

In 1997, the Partnership entered into an agreement to sell all of its real estate assets and then liquidate the Partnership, described in a Consent Solicitation Statement sent to the Unitholders on October 17, 1997 (incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed with the Securities and Exchange Commission on October 17, 1997).

In December 1997, the Partnership's General Partner determined it would be in the best interests of the Partnership to rescind the agreement (see Item 4) and all costs totaling $445,000 related to the sale and proposed dissolution were expensed.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995


Note 8.  LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through January, 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants; however, no contingent rentals were realized during the years ended December 31, 1997 and 1996 and October 31, 1995. Future minimum rents under non-cancelable operating leases as of December 31, 1997 are as follows (in thousands):

         1998                     $      5,393
         1999                            5,385
         2000                            5,141
         2001                            4,849
         2002                            4,022
         Thereafter                     21,699
                                  ------------

         Total                    $     46,489
                                  ============


Note 9.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 at December 31, 1997 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Note 10. TAXABLE INCOME (LOSS)

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The Partnership's tax returns are filed on a calendar year basis. As such, the following reconciliation has been prepared using tax amounts estimated on a calendar year basis.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and October 31, 1995


The following is a reconciliation for the years ended December 31, 1997 and 1996 and October 31, 1995 of the net loss for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                1997        1996         1995
                                            ----------   ---------    ---------

Net loss per financial statements           $ (3,066)    $  (1,510)   $ (13,417)
Financial reporting depreciation in excess
  of tax reporting depreciation                  200           191          599
Provision for impairment of investments
  in real estate                                 672            --       12,224
Operating expenses recognized in a
  different period for financial reporting
  than for income tax reporting, net             432          (692)        (271)
Property taxes capitalized for tax               388           465          476
                                            --------     ---------     --------

Estimated net loss for federal
 income tax purposes                        $ (1,374)    $  (1,546)    $   (389)
                                            =========    =========     ========


The following is a reconciliation of partner's equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 1997 and 1996 (in thousands).

                                                 1997             1996
                                              ----------       ---------
Partners' equity per financial statements     $   30,766       $  34,659
Cumulative provision for impairment of
      investments in real estate                  14,946          14,274
Financial reporting depreciation in excess
  of tax reporting depreciation                    4,586           4,386
Operating expenses recognized in a
  different period for financial reporting
  than for income tax reporting, net                 305            (692)
Property taxes capitalized for tax                 1,329             941
Other, net                                            --            (287)
                                              ----------       ---------

Estimated partners' capital for federal
 income tax purposes                          $   51,932       $  53,281
                                              ==========       =========

                                                      RANCON REALTY FUND IV,
                                                 A CALIFORNIA LIMITED PARTNERSHIP

                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                          (in thousands)

--------------------------------------------------------------------------------------------------------
    COLUMN A                               COLUMN B           COLUMN C                    COLUMN D
--------------------------------------------------------------------------------------------------------

                                                            Initial Cost to    Cost Capitalized Subsequent
                                                              Partnership              to Acquisition
                                                          --------------------  -------------------------
                                                                    Buildings
                                                                       and                        Carrying
   Description                             Encumbrances   Land     Improvements     Improvements     Cost
--------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes, San Bernardino County, CA:
   One Vanderbilt                            $ 2,320     $    572     $     --       $  8,693      $    9
   Two Vanderbilt                                 --          443           --          6,872          --
   Carnegie Business  Center I                   (c)          380           --          4,885          --
   Inland Regional Center                      2,458          608           --          7,419         338
    Provision for impairment of real est          --         (196)          --             --          --
                                             -------     --------     --------       --------      ------
                                               4,778        1,807           --         27,869         347
                                             -------     --------     --------       --------      ------

Commercial Retail Space, San Bernardino, County, CA:
   Service Retail Center                         (c)          300           --          1,717          --
    Provision for impairment of real estate (b)  --           --            --           (250)         --
   Promo Retail                                  (c)          811           --          5,677         282
    Provision for impairment of real estate (b)  --           --            --           (119)         --
    TGI Friday's                                 (d)          181        1,624             --          --
    Circuit City                                 (d)          284           --          3,426         170
                                              ------      --------     --------       -------      ------
                                              11,377        1,576        1,624         10,451         452
                                             -------     --------      --------       --------     ------

Land Held for Development:
 San Bernardino County, CA:
   26 acres - Tri-City                            --        4,186           --          5,626         417
    Provision for impairment of real estate (b)   --         (244)          --         (7,255)         --
 Riverside County, CA:
   Lake Elsinore property 24.8 acres              --        4,495           --          1,483          --
    Provision for impairment of real estate (b)   --       (2,560)          --         (1,482)         --
                                             -------     ---------     -------        -------      ------
                                                  --        5,877           --         (1,628)        417
                                             -------     --------      -------        -------      ------

Real Estate Held for Sale:
Residential Property, San Diego County, CA:
  Shadowridge Woodbend Apartments              5,849        1,766       11,118            487          --
                                             -------     --------      -------       --------      ------

Land Held for Sale:
 Riverside County, CA:
   Perris property 17.14 acres                    --        3,005           --            327          78
    Provision for impairment of real estate (b)   --       (1,697)          --           (327)         --
   Temecula property  3.87 acres                  --          712           --            333          --
    Provision for impairment of real estate (b)   --           --           --           (121)         --
                                             -------     --------      -------       --------      ------
                                                  --        2,020           --            212          78
                                             -------     --------      -------       --------      ------

                                             $22,004     $ 13,046      $12,742       $ 37,391      $1,294
                                             =======     ========      =======       ========      ======













-------------------------------------------------------------------------------------------------------------------
    COLUMN A                                            COLUMN E                COLUMN F      COLUMN G    COLUMN H    COLUMN I
-------------------------------------------------------------------------------------------------------------------

                                                   Gross Amount Carried
                                                   at December 31, 1997
                                             -------------------------------
                                                      Buildings                                 Date                   Life
                                                         and           (a)      Accumulated  Construction    Date    Depreciated
   Description                                 Land   Improvements    Total    Depreciation     Began      Acquired     Over
-------------------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes, San Bernardino County, CA:
   One Vanderbilt                            $   573    $ 8,701     $  9,274      $  4,102     11/30/85   11/06/84    3-40 yrs.
   Two Vanderbilt                                443      6,872        7,315         3,234      1/30/86   11/06/84    3-40 yrs.
   Carnegie Business  Center I                   380      4,885        5,265         2,611      7/31/86   11/06/84    3-40 yrs.
   Inland Regional Center                        946      7,419        8,365           301       1/96      6/26/87   10-40 yrs.
    Provision for impairment of real estate (b) (196)        --         (196)           --
                                             -------    -------     --------      --------
                                               2,146     27,877       30,023        10,248
                                             -------    -------     --------      --------

Commercial Retail Space, San Bernardino, County, CA:
   Service Retail Center                         301      1,723        2,024           540      7/31/86   11/06/84    3-40 yrs.
    Provision for impairment of real estate (b)  (41)      (209)        (250)           --
   Promo Retail                                  811      5,959        6,770           559      2/01/93   11/06/84   10-40 yrs.
    Provision for impairment of real estate (b)   (7)      (112)        (119)           --
    TGI Friday's                                 181      1,624        1,805            34        N/A      2/28/97       40yrs.
    Circuit City                                 454      3,426        3,880            93       7/96     11/06/84    20-40yrs.
                                             -------    -------     --------      --------
                                               1,699     12,411       14,110         1,226
                                             -------    -------     --------      --------

Land Held for Development:
 San Bernardino County, CA:
   26 acres - Tri-City                        10,229         --       10,229            --        N/A     11/06/84          N/A
    Provision for impairment of real estate(b)(7,499)        --       (7,499)           --
 Riverside County, CA:
   Lake Elsinore property 24.8 acres           5,978         --        5,978            --        N/A      7/06/88          N/A
    Provision for impairment of real estate(b)(4,042)        --       (4,042)           --
                                              ------    -------     --------        ------
                                               4,666         --        4,666            --
                                              ------    -------     --------        ------

Real Estate Held for Sale:
Residential Property, San Diego County, CA:
  Shadowridge Woodbend Apartments              1,766     11,605       13,371         3,192        N/A      6/26/87    5-40 yrs.
                                              ------    -------      -------       -------

Land Held for Sale:
 Riverside County, CA:
   Perris property 17.14 acres                 3,410         --        3,410            --        N/A     11/07/88          N/A
    Provision for impairment of real estate(b)(2,024)        --       (2,024)           --
   Temecula property  3.87 acres               1,045         --        1,045            --        N/A      6/01/92          N/A
    Provision for impairment of real estate(b)  (121)        --         (121)           --
                                              ------    -------      -------       -------
                                               2,310         --        2,310            --
                                              ------    -------      -------       -------

                                             $12,587    $51,893     $ 64,480      $ 14,666
                                              ======    =======      =======       =======


(a)   The aggregate cost for federal income tax purposes is $ 80,614.
(b)   See Note 3 to Financial Statements.
(c) Service Retail Centre, Carnegie Business Center I and Promotional Retail Center are collateral for the debt in the aggregate amount of $6,377.
(d) TGI Friday's and Circuit City are collateral for the debt in the aggregate amount of $5,000.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:

                                                           For the two     For the
                                     For the years ended   months ended   year ended
                                         December 31,      December 31,   October 31,
                                       1997       1996         1995          1995
                                    --------    ---------  ------------    --------
Investment in real estate

  Balance at beginning of period    $ 63,135    $ 56,216    $ 55,863         $ 65,560

     Additions during period:
         Purchases and improvements    4,030       7,166         353            2,351
         Capitalized carrying costs       --          --          --              176
     Provision for impairment of
         investments in real estate     (947)         --          --          (12,224)
     Sales                            (1,738)       (247)         --               --
                                    ---------   ---------    -------         --------

  Balance at end of period          $ 64,480    $ 63,135     $56,216         $ 55,863
                                    ========    ========     =======         ========




Accumulated Depreciation

  Balance at beginning of period    $ 13,077    $ 11,799     $11,609         $ 10,332

     Additions charged to expense      1,589       1,278         190            1,277
                                    --------    --------     -------         --------

  Balance at end of period          $ 14,666(1) $ 13,077     $11,799         $ 11,609
                                    =========   =========    =======         ========





(1) Included in the accumulated depreciation balance at December 31, 1997 is $3,192,000 of accumulated depreciation of the Shadowridge Woodbend Apartment complex, which is classified in the December 31, 1997 balance sheet as real estate held for sale.