Form 10-Q
period 1998-03-31
RANCON REALTY FUND IV
filed 1998-05-14
CIK 743870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                              Yes __X__     No ______


         Total number of units outstanding as of March 31, 1998: 76,842

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                       March 31,    December 31,
                                                          1998          1997
                                                       ---------      ---------

Assets
Investments in real estate:
  Rental property, net of accumulated depreciation
    of $11,776 and $11,474 at March 31, 1998
    and December 31, 1997, respectively                 $ 32,524      $ 32,659
  Land held for development, net                           2,735         4,666
  Rental property held for sale, net                      10,181        10,179
  Land held for sale, net                                  3,994         2,310
                                                        --------      --------

     Total real estate investments                        49,434        49,814

Cash and cash equivalents                                    957           788
Restricted cash                                              369           369
Accounts and interest receivable                             361           286
Deferred financing costs and other fees, net of
  accumulated amortization of $1,112 and $1,039 at
  March 31, 1998 and December 31, 1997,
  respectively                                             1,371         1,373
Prepaid expenses and other assets                            822           771
                                                        --------      --------

     Total assets                                       $ 53,314      $ 53,401
                                                        ========      ========









                                  - continued -

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                       March 31,    December 31,
                                                          1998           1997
                                                       ---------      ---------

Liabilities and Partners' Equity (Deficit)
Liabilities:
  Notes payable                                         $ 21,941      $ 22,004
  Accounts payable and accrued expenses                      828           565
  Interest payable                                            83            66
                                                        --------      --------

     Total liabilities                                    22,852        22,635
                                                        --------      --------

Commitments and contingent liabilities (see Note 4)

Partners' equity (deficit):
  General partners                                          (891)         (891)
  Limited partners, 76,842 and 77,054 limited
    partnership units outstanding at
    March 31, 1998 and December 31, 1997, respectively    31,353        31,657
                                                        --------      --------

     Total partners' equity                               30,462        30,766
                                                        --------      --------

     Total liabilities and partners' equity             $ 53,314      $ 53,401
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

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                           1998         1997
                                                        --------      -------
Revenues:
  Rental income                                         $  1,910      $ 1,539
  Interest and other income                                   10            8
                                                        --------      -------

    Total revenues                                         1,920        1,547
                                                        --------      -------

Expenses:
  Operating                                                  823          712
  Interest expense                                           508          393
  Depreciation and amortization                              347          391
  Loss on sale of land                                        11           --
  Expenses associated with land held for development         139          177
  General and administrative expenses                        310          316
                                                        --------      -------

    Total expenses                                         2,138        1,989
                                                        --------      -------

Net loss                                                $   (218)     $  (442)
                                                        ========      =======


Net loss per limited partnership unit                   $  (2.83)     $ (5.54)
                                                        ========      =======


Weighted average number of limited
  partnership units outstanding during
  each period used to compute net loss
  per limited partnership unit                            76,940       79,846
                                                         =======      =======







                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)




                                            General       Limited
                                           Partners       Partners       Total
                                           --------       --------     --------

Balance at December 31, 1997               $   (891)      $ 31,657     $ 30,766

Retirement of limited partnership units          --            (86)         (86)

Net loss                                         --           (218)        (218)
                                           --------       --------     --------

Balance at March 31, 1998                  $   (891)      $ 31,353     $ 30,462
                                           ========       ========     ========



Balance at December 31, 1996               $   (891)      $ 35,550     $ 34,659

Net loss                                        ---           (442)        (442)
                                           --------       --------     --------

Balance at March 31, 1997                  $   (891)      $ 35,108     $ 34,217
                                           ========       ========     ========















                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Cash Flows (in thousands)
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                               1998      1997
                                                            ---------  ---------

Cash flows from operating activities:
  Net loss                                                   $  (218)   $  (442)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                347        391
    Amortization of loan fees, included in interest expense       28         14
    Loss on sale of land                                          11         --
    Changes in certain assets and liabilities:
      Accounts and interest receivable                           (75)       164
      Deferred financing costs and other fees                    (71)      (150)
      Prepaid expenses and other assets                          (51)        55
      Accounts payable and accrued expenses                      263        149
      Interest payable                                            17         29
                                                             -------    -------

  Net cash provided by operating activities                      251        210
                                                             -------    -------

Cash flows from investing activities:
  Net proceeds from sale of land                                 241         --
  Net additions to real estate and property development costs   (174)    (1,481)
                                                             -------    -------

  Net cash provided by (used for) investing activities            67     (1,481)
                                                             -------    -------

Cash flows from financing activities:
  Net loan proceeds                                               --      2,200
  Notes payable principal payments                               (63)       (58)
  Purchase and retirement of limited partnership units           (86)        --

  Net cash provided by (used for) financing activities          (149)     2,142
                                                             -------    -------

Net increase in cash and cash equivalents                        169        871

Cash and cash equivalents at beginning of period                 788         97
                                                             -------    -------

Cash and cash equivalents at end of period                   $   957    $   968
                                                             =======    =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $   463    $   350
                                                             =======    =======


                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)


Note 1.   THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation)("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of March 31, 1998 and December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the three months ended March 31, 1998 and 1997.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee which is fixed for five years subject to reduction in the year following the sale of assets ($806,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Consolidation - In order to satisfy certain lender requirements for the Partnership's 1996 loan secured by Service Retail Center, Promotional Retail Center, and Carnegie Business Center I, Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City") was formed in April, 1996. The three properties securing the loan were contributed to RRF IV Tri-City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)


Note 2.   REFERENCE TO 1997 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1997 audited financial statements.

Note 3.   SALE OF REAL ESTATE

On January 27, 1998, the Partnership sold one of the three remaining Rancon Towne Village lots in Temecula, California to an unaffiliated entity for $270,000. The Partnership recognized an $11,000 loss on the sale and the net proceeds of $241,000 were added to the Partnership's operating cash reserves.

Note 4.   COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 at March 31, 1998 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Note 5.   NOTES PAYABLE

Included in notes payable at March 31, 1998 is a $5,820,000 note (the "Note") secured by the Shadowridge Woodbend Apartment complex, which matured on April 15, 1998. On March 28, 1998, the Partnership entered into a Forbearance Agreement with the lender. The Forbearance Agreement provides that the lender will forebear exercising remedies from March 28, 1998 through July 15, 1998 provided that certain terms and conditions are met. The monthly payments of principal and interest as well as the interest rate will remain the same during the forbearance period and the entire remaining loan balance must be paid in full by July 15, 1998. The Partnership expects to sell the Shadowridge Woodbend Apartment complex prior to July 15, 1998 and pay-off this Note with the sale proceeds.

Note 6.   SUBSEQUENT EVENT

On May 5, 1998, a potential third-party buyer entered into a contract with the Partnership for the purchase of the Shadowridge Woodbend Apartments for $16,075,000 with a close of escrow by June 11, 1998. The net book value of the property is $10,181,000 at March 31, 1998, therefore no provision for impairment in investment in real estate is required.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY  AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had cash of $957,000 (exclusive of restricted cash). The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $49,434,000 which includes $32,524,000 in rental properties, $4,671,000 of land held for development, $10,181,000 of rental property held for sale and $2,058,000 of land held for sale.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, construction financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

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

Tri-City

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

           Property                            Type                  Square Feet
  ----------------------------   ----------------------------------  -----------
  One Vanderbilt                 Four story office building             73,730
  Two Vanderbilt                 Four story office building             69,046
  Carnegie Business Center I     Two R&D buildings                      62,539
  Service Retail Center          Two retail buildings                   20,780
  Promotional Retail Center      Four strip center retail buildings     66,265
  Inland Regional Center         Two story office building              81,079
  TGI Friday's                   Restaurant                              9,386
  Circuit City                   Retail building                        39,123

The Partnership also owns approximately 26 acres of unimproved land in the Tri-City area.

Management is currently in the process of evaluating the potential sale of the Tri-City assets. Management has ordered an appraisal from CB Commercial, an econometric forecast of future value from CB Commercial and an analysis by Arlen Capital of the Real Estate Investment Trust ("REIT") market to determine if it is better to offer the Tri-City assets for sale in 1998 or 1999.

Shadowridge Woodbend Apartments

The Shadowridge Woodbend Apartment complex, a 240-unit complex in Vista, California is currently under contract to be sold for $16,075,000 with an estimated closing date of June 11, 1998. Since December 31, 1997, the Partnership has classified this property as real estate held for sale and ceased depreciation on the property effective January 1, 1998. Since the net book value of the property is $10,181,000 at March 31, 1998, no provision for impairment in investment in real estate is required.

Lake Elsinore

Lake Elsinore is 24.8 acres of undeveloped land, commercially zoned in Lake Elsinore, Riverside County, California. During the first quarter of 1998, the Partnership began marketing this land for sale. On April 24, 1998 the Partnership entered into a contract with a third party buyer for the sale of the land for $4,500,000. The sale is expected to close in the fourth quarter of 1998. Accordingly, the Partnership has classified this property as land held for sale on the accompanying consolidated balance sheet as of March 31, 1998. Since the net book value of the property is $1,936,000 at March 31, 1998, no provision for impairment in investment in real estate is required.

Perris

Perris is 17.14 acres of unimproved land near Perris Lake in Perris, Riverside County, California. There has been no development of the Perris property to date. The property is being marketed for sale to retail users and interested developers.

Temecula

Final map approval was received January 2, 1996 to divide the 12.4 acres of undeveloped commercial property in Temecula, California into twelve parcels to accommodate retail and commercial development. Through January 1998, the Partnership sold ten parcels in six transactions, totaling approximately 10.2 acres for an aggregate sales price of $2,529,000.

General

The $75,000 or 20%  increase in accounts and  interest  receivable  at March 31,
1998 compared to December 31, 1997 is a result of tenant improvement reimbursements due from a tenant at March 31, 1998. The Partnership received the reimbursement in April 1998.

The $263,000 or 47% increase in accounts payable and accrued expenses at March 31, 1998 from December 31, 1997 is primarily due to the accrual of property tax expenses which are payable in April 1998.

Management believes that the Partnership's cash balance as of March 31, 1998 together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and properties' continued operations and development plans. However, there can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

RESULTS OF OPERATIONS

Revenues

Rental income for the three months ended March 31, 1998 increased $371,000 or 24% over the three months ended March 31, 1997, primarily as a result of: (i) the commencement of the Circuit City operating lease in May 1997, (ii) the acquisition of the TGI Friday's property in February 1997 and (iii) the significant increase in occupancy at Two Vanderbilt. These sources of increased revenue were slightly offset with a decrease in rental income associated with the loss of two tenants at Carnegie Business Center I over the past year. Management is currently marketing these spaces for lease.

Occupancy rates at the Partnership's Tri-City properties as of March 31, 1998 and 1997 were as follows:

                                                        March 31,
                                                     1998        1997
                                                  ---------   ---------

      One Vanderbilt                                  85%         88%
      Two Vanderbilt                                  93%         63%
      Service Retail Center                          100%        100%
      Carnegie Business Center I                      69%         90%
      Promotional Retail Center-Phase I              100%         97%
      Inland Regional Center                         100%        100%
      TGI Friday's                                   100%        100%
      Circuit City                                   100%         N/A

As of March 31, 1998, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease which expires in December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; and Circuit City with a lease through January 2018. These six tenants, in the aggregate, occupied approximately 238,000 square feet of the 422,000 total leasable square feet at Tri-City and account for approximately 56% of the rental income generated at Tri-City and 41% of the total rental income for the Partnership during the first quarter of 1998.

Expenses:

Operating expenses increased $111,000 or 16% during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to: (i) the addition of TGI Friday's as an operating property in February 1997; (ii) the addition of Circuit City as an operating property in May 1997; and (iii) the receipt of prior year tax refunds during the first quarter of 1997.

Interest expense increased $115,000 or 29% during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to the Partnership's increased permanent debt to finance selected properties over the past year.

Depreciation and amortization decreased $45,000 or 12% during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily due to ceasing depreciation on the Shadowridge Woodbend Apartments upon classification of the property as rental property held for sale (non-depreciable property) effective December 31, 1997.

During the three months ended March 31, 1998, the Partnership recognized $11,000 in loss on the January 1998 sale of one lot in Rancon Towne Village.

Expenses associated with undeveloped land decreased $37,000 or 21% during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily due to a reduction in property tax expense as a result of the ten lots of Rancon Towne Village sold since July 1997.

Year 2000 Compliance

The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given the information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

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


                                              RANCON REALTY FUND IV,
                                              a California Limited Partnership
                                              (Registrant)




Date: May 14, 1998                    By:     /s/ Daniel L. Stephenson
                                              ------------------------
                                              Daniel L. Stephenson
                                              Chief Executive Officer and
                                              Chief Financial Officer of
                                              Rancon Financial Corporation,
                                              General Partner of
                                              Rancon Realty Fund IV,
                                              a California Limited Partnership