Form 10-Q
period 1998-06-30
RANCON REALTY FUND IV
filed 1998-08-14
CIK 743870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                               Yes __X__ No _____

          Total number of units outstanding as of June 30, 1998: 76,788

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                        June 30,    December 31,
                                                         1998          1997

Assets
Investments in real estate:
  Rental property, net of accumulated depreciation
    of $12,081 and $11,474 at June 30, 1998
    and December 31, 1997, respectively               $  32,275      $  32,659
  Land held for development, net                          2,877          4,666
  Rental property held for sale, net                         --         10,179
  Land held for sale, net                                 3,994          2,310
                                                      ---------      ---------

    Total real estate investments                        39,146         49,814

Cash and cash equivalents                                10,464            788
Restricted cash                                             369            369
Accounts and interest receivable                            169            286
Deferred financing costs and other fees, net of
  accumulated amortization of $1,066 and $1,039
  at June 30, 1998 and December 31, 1997,
  respectively                                            1,404          1,373
Prepaid expenses and other assets                           881            771
                                                      ---------      ---------

    Total assets                                      $  52,433      $  53,401
                                                      =========      =========











                                  - continued -

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        1998            1997

Liabilities and Partners' Equity (Deficit)
Liabilities:
  Notes payable                                       $  16,082      $  22,004
  Accounts payable and accrued expenses                     596            565
  Interest payable                                           64             66
                                                      ---------      ---------

    Total liabilities                                    16,742         22,635
                                                      ---------      ---------

Commitments and contingent liabilities (see Note 4)

Partners' equity (deficit):
  General partners                                         (618)          (891)
  Limited partners, 76,788 and 77,054 limited
    partnership units outstanding at June 30, 1998
    and December 31, 1997, respectively                  36,309         31,657
                                                      ---------      ---------

    Total partners' equity                               35,691         30,766
                                                      ---------      ---------

    Total liabilities and partners' equity            $  52,433      $  53,401
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

                                 RANCON REALTY FUND IV,
                            A CALIFORNIA LIMITED PARTNERSHIP

                          Consolidated Statements of Operations
              (in thousands, except per unit amounts and units outstanding)
                                       (Unaudited)


                                          Three months ended         Six months ended
                                               June 30,                 June 30,
                                         ---------------------    --------------------
                                            1998        1997         1998       1997
                                         ---------   ---------    ---------   --------
Revenues:
  Rental income                          $   1,784   $   1,748    $   3,694   $   3,287
  Interest and other income                     13           3           23          11
  Gain on sale of rental property            5,468          --        5,468          --
                                         ---------   ---------    ---------   ---------

    Total revenues                           7,265       1,751        9,185       3,298
                                         ---------   ---------    ---------   ---------

Expenses:
  Operating                                    733         758        1,556       1,470
  Interest expense                             475         468          983         861
  Depreciation and amortization                346         429          693         820
  Provision for impairment of land
    held for sale                               --         378           --         378
  Loss on sale of land                          --          --           11          --
  Expenses associated with
    land held for development                  141         148          280         325
  General and administrative                   338         325          648         641
                                         ---------   ---------    ---------   ---------

    Total expenses                           2,033       2,506        4,171       4,495
                                         ---------   ---------    ---------   ---------

Net income (loss)                        $   5,232   $    (755)   $   5,014   $  (1,197)
                                         =========   =========    =========   =========



Net income (loss) per limited
  partnership unit                       $   64.55   $   (9.45)   $   61.67   $  (14.99)
                                         =========   =========    =========   =========

Weighted average number of limited
  partnership units outstanding during
  each period used to compute net income
  (loss) per limited partnership unit       76,821      79,846       76,881      79,846
                                         =========   =========    =========   =========



                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)




                                             General    Limited
                                            Partners   Partners        Total

Balance at December 31, 1997                $  (891)   $ 31,657     $  30,766

Retirement of limited partnership units          --         (89)          (89)

Net income                                      273       4,741         5,014
                                            -------    --------     ---------

Balance at June 30, 1998                    $  (618)   $ 36,309     $  35,691
                                            =======    ========     =========




Balance at December 31, 1996                $  (891)   $ 35,550     $  34,659

Net loss                                         --      (1,197)       (1,197)
                                            -------    --------     ---------

Balance at June 30, 1997                    $  (891)   $ 34,353     $  33,462
                                            =======    ========     =========
















                 See accompanying notes to financial statements.


                                 RANCON REALTY FUND IV,
                            A CALIFORNIA LIMITED PARTNERSHIP

                          Consolidated Statements of Cash Flows
                                     (in thousands)
                                       (Unaudited)

                                                                    Six months ended
                                                                        June 30,
                                                                  1998           1997
                                                               ---------      ---------

Cash flows from operating activities:
  Net income (loss)                                            $   5,014      $  (1,197)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
     Net gain on sale of real estate                              (5,457)            --
     Depreciation and amortization                                   693            820
     Amortization of loan fees, included in interest expense          52             48
     Provision for impairment of land held for sale                   --            378
     Changes in certain assets and liabilities:
       Accounts and interest receivable                              117            151
       Deferred financing costs and other fees                      (169)          (272)
       Prepaid expenses and other assets                            (110)            78
       Accounts payable and accrued expenses                          80           (109)
       Interest payable                                               (2)            18
                                                               ---------      ---------

  Net cash provided by (used for) operating activities               218            (85)
                                                               ---------      ---------

Cash flows from investing activities:
  Net proceeds from sale of real estate                           15,847             --
  Net additions to real estate and property development costs       (378)        (3,837)
                                                               ---------      ---------

  Net cash provided by (used for) investing activities            15,469         (3,837)
                                                               ---------      ---------

Cash flows from financing activities:
  Net loan proceeds                                                   --          6,500
  Increase in restricted cash, net                                    --           (269)
  Payment of loan fees                                                --           (122)
  Notes payable principal payments                                (5,922)        (1,621)
  Purchase and retirement of limited partnership units               (89)            --
                                                               ---------      ---------

  Net cash provided by (used for) financing activities            (6,011)         4,488
                                                               ---------      ---------

Net increase in cash and cash equivalents                          9,676            566

Cash and cash equivalents at beginning of period                     788             97
                                                               ---------      ---------

Cash and cash equivalents at end of period                     $  10,464      $     663
                                                               =========      =========



                                  - continued -


                                 RANCON REALTY FUND IV,
                            A CALIFORNIA LIMITED PARTNERSHIP

                    Consolidated Statements of Cash Flows - continued
                                     (in thousands)
                                       (Unaudited)

                                                                   Six months ended
                                                                        June 30,
                                                                  1998          1997
                                                                --------      --------



Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    933      $     795
                                                                ========      =========

Supplemental disclosure of additions to real estate
  and property development costs:
    Purchase price of real estate                               $     --      $  (1,750)
    Reduction of note receivable                                      --            405
    Additions to real estate and property development costs         (378)        (2,492)
                                                                --------      ---------

Net additions to real estate and property development costs     $   (378)     $  (3,837)
                                                                ========      =========

Supplemental disclosure of non-cash refinancing activity:
  New financing $                                                     --      $   7,700
  Original financing paid off in escrow                               --         (1,200)
                                                                --------      ---------

Net loan proceeds                                               $     --      $   6,500
                                                                ========      =========
















                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)



Note 1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), ("Glenborough") the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of June 30, 1998 and December 31, 1997, and the related statements of operations for the three and six months ended June 30, 1998 and 1997, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1998 and 1997.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc. ("PPS"), a California Corporation unaffiliated with the Partnership, contracted to assume these services. According to the Glenborough contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, which is fixed for five years subject to reduction in the year following the sale of assets, ($806,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner of the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

During the first half of 1998, a total of 266 limited partnership units were repurchased and retired as a result of the Partnership's offer to redeem limited partnership units. As of June 30, 1998, there were 76,788 limited partnership units outstanding.

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

                                  June 30, 1998
                                   (Unaudited)

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

Note 3.  INVESTMENTS IN REAL ESTATE

On January 27, 1998, the Partnership sold one of the three remaining Rancon Towne Village lots in Temecula, California to an unaffiliated entity for $270,000. The Partnership recognized an $11,000 loss on the sale and the net proceeds of $241,000 were added to the Partnership's operating cash reserves.

On June 4, 1998, the Partnership sold the Shadowridge Woodbend Apartments, a 240-unit complex in Vista, California, to an unaffiliated entity for
$16,075,000. The Partnership recognized a gain on the sale of the rental property of $5,468,000 and realized net proceeds of $9,806,000.

Note 4.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $643,000 at June 30, 1998 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had cash of $10,464,000 (exclusive of restricted cash) which includes $9,806,000 of net cash proceeds from the Shadowridge Woodbend Apartment sale. Management is currently analyzing the Partnership's cash flow requirements and its ability to make a distribution from the sale proceeds. The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $39,146,000 which includes $32,275,000 of rental properties, $2,877,000 of land held for development and $3,994,000 of land held for sale.

Operationally, the Partnership's primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, construction financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties. Cash generated from property sales may be utilized in the development of other properties or distributed to the partners.

A majority of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, which, despite recent economic growth has been affected by recent business mergers. Management believes that while the commercial real estate market continues to improve in the Inland Empire, new construction may soon begin to constrain rent and price increases.

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

The Partnership's general partner is currently in the process of evaluating the fair market value of the Tri-City assets. The general partner and management are evaluating appraisals prepared by CB Commercial and other market information in an effort to determine the optimal time to dispose of its assets and realize their maximum value.

Lake Elsinore

The Partnership owns 24.8 acres of undeveloped land (referred to as Lake Elsinore) commercially zoned in Lake Elsinore, Riverside County, California. During the first quarter of 1998, the Partnership began marketing this land for sale. On April 24, 1998 the Partnership entered into a contract with a third party buyer for the sale of the land for $4,500,000. The sale is expected to close in the fourth quarter of 1998. Accordingly, the Partnership has classified this property as land held for sale on the accompanying consolidated balance sheet as of March 31, 1998.

Perris

The Partnership owns 17.14 acres of unimproved land near Perris Lake in Perris, Riverside County, California (referred to as Perris). There has been no development of the Perris property to date. The property is being marketed for sale to retail users and interested developers. Accordingly, this property is classified as land held for sale on the accompanying consolidated balance sheets.

Temecula

The Partnership owns two parcels of unimproved land in Temecula, California which are being marketed for sale. Accordingly, this property is classified as land held for sale on the accompanying consolidated balance sheet.

General Matters

The $10,179,000 decrease in rental property held for sale and the $9,676,000 increase in cash at June 30, 1998 from December 31, 1997 is primarily due to the June 4, 1998 sale of the Shadowridge Woodbend Apartments ("Shadowridge"). In addition, the $5,922,000 decrease in notes payable is largely due to the payoff of the note secured by Shadowridge.

The $117,000 or 41% decrease in accounts and interest receivable at June 30, 1998 compared to December 31, 1997 is due to the collection of December 31, 1997 tenant receivables and the reimbursement from a tenant for tenant improvements during the first quarter of 1998.

The $110,000 or 14% increase in prepaid expenses and other assets at June 30, 1998 compared to December 31, 1997 is primarily due to the prepayment of premiums for annual pollution liability insurance coverage.

Other than the aforementioned, the Partnership knows of no demands, commitments, events or uncertainties that might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

RESULTS OF OPERATIONS

Revenues

Rental income for the six and three months ended June 30, 1998 increased $407,000 or 12% and $36,000 or 2% over the six and three months ended June 30, 1997, respectively, primarily as a result of the increased occupancy at One Vanderbilt, Two Vanderbilt and Promotional Retail Center. The overall increase in revenue was offset with a decrease in rental income resulting from the June 1998 sale of Shadowridge and the loss of an 18,000 square foot tenant at Carnegie Business Center I following a business merger.

Occupancy rates at the Partnership's Tri-City properties as of June 30, 1998 and 1997 were as follows:

                                                   June 30,
                                            1998             1997
                                          --------         -------

One Vanderbilt                                97%             90%
Two Vanderbilt                                93%             90%
Service Retail Center                         95%            100%
Carnegie Business Center I                    72%             81%
Promotional Retail Center-Phase I            100%             97%
Inland Regional Center                       100%            100%
TGI Friday's                                 100%            100%
Circuit City                                 100%            100%

As of June 30, 1998, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease which expires in December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; and (vi) Circuit City with a lease through January 2018. These six tenants, in the aggregate, occupy approximately 238,000 square feet of the 422,000 total leasable square feet at Tri-City and account for approximately 55% of the rental income generated at Tri-City and 43% of the total rental income of the Partnership during the first half of 1998.

Interest income increased $12,000 or 109% and $10,000 or 333% during the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997, respectively, due to interest earned on an $80,000 note received as part of a settlement agreement with a former tenant. The note bears interest at 10% per annum commencing January 1, 1998.

Expenses

Operating expenses increased $86,000 or 6% during the six months ended June 30, 1998 over the six months ended June 30, 1997, due to: (i) the addition of TGI Friday's as an operating property in February 1997; (ii) the addition of Circuit City as an operating property in May 1997 and (iii) the receipt of prior year tax refunds during the first quarter of 1997.

Interest expense increased $122,000 or 14% during the six months ended June 30, 1998 compared to the same period in 1997, due to the increased permanent debt to finance certain properties over the past year.

Depreciation and amortization decreased $127,000 or 15% and $83,000 or 19% during the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997, respectively, primarily due to ceasing depreciation on the Shadowridge Woodbend Apartments upon classification of the property as rental property held for sale (non-depreciable property) effective December 31, 1997.

Provision for impairment of land held for sale was recorded in the first quarter of 1997 in the amount of $378,000 due to management's conclusion that the carrying value of the Partnership's investment in land held for sale in Temecula, California was in excess of its fair value.

Expenses associated with land held for development decreased $45,000 or 14% and $7,000 or 5% for the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997, respectively, due in large part to the reduction in property tax expense as a result of the sale of ten parcels in Rancon Towne Village since July 1997.

General and administrative expenses remained stable during the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997. This was due to a reduction in asset administration fees resulting from land sales in 1997 which was offset by increases in professional fees due to the special appraisals, analyses and forecasts ordered by management to assist in determining the optimal time to market the properties for sale.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         #27 - Financial Data Schedule

         (b) Reports on Form 8-K:

          Registrant filed a Current Report on Form 8-K, dated July 6, 1998 reporting the sale of the Shadowridge Woodbend Apartments, a 240 unit apartment complex in Vista, California. Also included were the pro-forma financial statements.

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


                                      RANCON REALTY FUND IV,
                                      a California Limited Partnership
                                      (Registrant)




Date: August 12, 1998                 By: /s/ Daniel L. Stephenson
                                          ------------------------
                                          Daniel L. Stephenson
                                          Chief Executive Officer and
                                          Chief Financial Officer of
                                          Rancon Financial Corporation,
                                          General Partner of
                                          Rancon Realty Fund IV,
                                          a California Limited Partnership