Form 10-Q
period 1998-09-30
RANCON REALTY FUND IV
filed 1998-11-13
CIK 743870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 Yes ___X___    No _____

       Total number of units outstanding as of September 30, 1998: 76,767

  PART 1.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                         September 30,     December 31,
                                                             1998              1997




Assets
Investments in real estate:
  Rental property, net of accumulated depreciation
    of $12,391 and $11,474 at September 30, 1998
    and December 31, 1997, respectively                   $     32,109     $     32,659
  Land held for development                                      3,483            4,666
  Rental property held for sale, net                                --           10,179
  Land held for sale                                             3,994            2,310
                                                          ------------     ------------

    Total real estate investments                               39,586           49,814

Cash and cash equivalents                                        9,969              788
Restricted cash                                                    369              369
Accounts and interest receivable                                   164              286
Deferred financing costs and other fees, net of
 accumulated amortization of $1,129 and $1,039
 at September 30, 1998 and December 31, 1997,
  respectively                                                   1,344            1,373
Prepaid expenses and other assets                                  988              771
                                                          ------------     ------------

    Total assets                                          $     52,420     $     53,401
                                                          ============     ============









                           - continued -





                      RANCON REALTY FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Balance Sheets - continued
             (in thousands, except units outstanding)
                            (Unaudited)

                                                         September 30,     December 31,
                                                             1998             1997
Liabilities and Partners' Equity (Deficit)
  Liabilities:
  Notes payable                                           $     16,044     $     22,004
  Accounts payable and accrued expenses                            806              565
  Interest payable                                                  64               66
                                                          ------------     ------------

    Total liabilities                                           16,914           22,635
                                                          ------------     ------------

Commitments and contingent liabilities (see Note 4)

Partners' equity (deficit):
  General partners                                                (618)            (891)
  Limited partners, 76,767 and 77,054 limited
    partnership units outstanding at September 30,
    1998 and December 31, 1997, respectively                    36,124           31,657
                                                          ------------     ------------

    Total partners' equity                                      35,506           30,766
                                                          ------------     ------------

    Total liabilities and partners' equity                $     52,420     $     53,401
                                                          ============     ============

















                 See accompanying notes to financial statements.


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                              Three months ended         Nine months ended
                                                 September 30,             September 30,
                                           ----------------------     ----------------------
                                              1998         1997          1998        1997
                                           ---------    ---------     ---------    ---------
Revenue:
 Rental income                             $   1,490    $   1,767     $   5,184    $   5,054
 Interest and other income                       129            6           152           17
 Gain on sale of rental property                  --           --         5,468           --
                                           ---------    ---------     ---------    ---------

    Total revenue                              1,619        1,773        10,804        5,071
                                           ---------    ---------     ---------    ---------

Expenses:
 Operating                                       605          853         2,161        2,323
 Interest expense                                389          515         1,372        1,376
 Depreciation and amortization                   350          447         1,043        1,267
 Provision for impairment of land
  held for sale                                   --           --            --          378
 Loss on sales of real estate                     --           64            11           64
 Expenses associated with
  undeveloped land                               115          154           395          479
 General and administrative expenses             339          320           987          961
                                           ---------    ---------     ---------    ---------

    Total expenses                             1,798        2,353         5,969        6,848
                                           ---------    ---------     ---------    ---------

Net income (loss)                          $    (179)   $    (580)    $   4,835    $  (1,777)
                                           =========    =========     =========    =========

Net income (loss) per limited
  partnership unit                         $   (2.33)   $   (7.26)    $   59.36    $  (22.25)
                                           =========    =========     =========    =========

Weighted average number of limited
 partnership units outstanding during
 each period used to compute net income
 (loss) per limited partnership unit          76,784       79,846        76,849       79,846
                                           =========    =========     =========    =========






                     See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       Consolidated Statement of Partners'
                      Equity (Deficit) For the nine months
                            ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)




                                              General       Limited
                                             Partners      Partners       Total

Balance at December 31, 1997               $   (891)   $   31,657    $   30,766

Retirement of limited partnership units          --           (95)          (95)

Net income                                      273         4,562         4,835
                                           --------    ----------    ----------

Balance at September 30, 1998              $   (618)   $   36,124    $   35,506
                                           ========    ==========    ==========
























                     See accompanying notes to financial statements.


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                        Nine months ended
                                                                           September 30,
                                                                     1998            1997

Cash flows from operating activities:
  Net income (loss)                                              $   4,835       $   (1,777)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
    Net (gain) loss on sales of real estate                         (5,457)              64
    Depreciation and amortization                                    1,043            1,267
    Amortization of loan fees, included in interest expense             76               76
    Provision for impairment of land held for sale                      --              378
    Changes in certain assets and liabilities:
      Accounts and interest receivable                                 122              (51)
      Deferred financing costs and other fees                         (173)            (286)
      Prepaid expenses and other assets                               (217)            (336)
      Accounts payable and accrued expenses                            290              129
      Interest payable                                                  (2)              18
                                                                 ---------       ----------

Net cash provided by (used for) operating activities                   517             (518)
                                                                 ---------       ----------

Cash flows from investing activities:
  Net proceeds from sales of real estate                            15,847              699
  Net additions to real estate investments                          (1,128)          (3,687)
                                                                 ---------       ----------

Net cash provided by (used for) investing activities                14,719           (2,988)
                                                                 ---------       ----------

Cash flows from financing activities:
  Net loan proceeds                                                     --            6,500
  Increase in restricted cash                                           --             (269)
  Payment of loan fees                                                  --             (122)
  Notes payable principal payments                                  (5,960)          (1,685)
  Purchase and retirement of limited partnership units                 (95)              --
                                                                 ---------       ----------

Net cash provided by (used for) financing activities                (6,055)           4,424
                                                                 ---------       ----------

Net increase in cash and cash equivalents                            9,181              918

Cash and cash equivalents at beginning of period                       788               97
                                                                 ---------       ----------

Cash and cash equivalents at end of period                       $   9,969       $    1,015
                                                                 =========       ==========
                                  - continued -


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Consolidated Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)

                                                                        Nine months ended
                                                                           September 30,
                                                                     1998            1997



Supplemental disclosure of cash flow information:
 Cash paid for interest                                          $   1,298       $    1,282
                                                                 =========        =========


Supplemental disclosure of non-cash refinancing activity:
 New financing $                                                        --       $    7,700
 Original financing paid-off in escrow                                  --           (1,200)
                                                                 ---------       ----------

Net loan proceeds                                                $      --       $    6,500
                                                                 =========       ==========























                     See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)



Note 1.      THE PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of September 30, 1998 and December 31, 1997, and the related statements of operations for the three and nine months ended September 30, 1998 and 1997, and the changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1998 and 1997.

Allocation of profits, losses and cash distributions from operations and cash distributions from sales or financing are made pursuant to the terms of the Partnership Agreement. Generally, net income and distributions from operations are allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partner be allocated more than 5% of the net income other than net income from operations; (ii) second, to the limited partners in proportion to and to the extent of the amounts to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum; (iii) third, to the partners in the minimum amount required to first equalize their capital account in proportion to the number of units owned, and then second, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the general partners.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, which is fixed for five years subject to reduction in the year following the sale of

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

assets, ($806,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) management fees equal to 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner of the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

During the nine months ended September 30,1998, a total of 287 limited partnership units were repurchased and retired as a result of the Partnership's offer to redeem the partners limited partnership units. As of September 30, 1998, there were 76,767 limited partnership units outstanding.

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

Note 3.      INVESTMENTS IN REAL ESTATE

On January 27, 1998, the Partnership sold one of the three Rancon Towne Village lots in Temecula, California to an unaffiliated entity for $270,000. The Partnership recognized an $11,000 loss on the sale and realized net proceeds of $241,000.

On June 4, 1998, the Partnership sold the Shadowridge Woodbend Apartments, ("Shadowridge") a 240-unit complex in Vista, California, to an unaffiliated entity for $16,075,000. The Partnership recognized a gain on the sale of the rental property of $5,468,000 and realized net proceeds of $9,806,000 after paying off the secured debt.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the amount of $643,000 at September 30, 1998 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Note 5.      SUBSEQUENT EVENT

Due to an increase in the cash balance resulting from the sale of Shadowridge, the Partnership will make a distribution to its partners in the amount of $4,000,000. The distribution will be paid before the end of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY  AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had cash of $9,969,000 (exclusive of restricted cash). The remainder of the Partnership's assets consist primarily of its real estate investments, totaling approximately $39,586,000, which includes $32,109,000 of rental properties, $3,483,000 of land held for development and $3,994,000 of land held for sale.

The Partnership's primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

The Partnership's improved cash position at September 30, 1998 compared to December 31, 1997 is largely due to the net proceeds from the sale of Shadowridge. Management and the General Partner concluded their analysis of the Partnership's cash flow requirements and determined that there will be sufficient cash reserves to fund continued operations and planned capital improvements as well as make a $4,000,000 distribution to its partners. The Partnership expects to make the $4,000,000 distribution prior to the end of the year.

A majority of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, which, despite recent economic growth, has been affected by recent business mergers and completion of new buildings within the neighboring area. Management believes that, while these external pressures exist, demand for office and industrial space in the Inland Empire should improve due to less expensive labor, lower cost of living and a good transportation and distribution infrastructure.

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

In addition, the construction of a 23,500 square foot build-to-suit retail building, referred to as Office Max, was completed in October 1998 and the tenant's lease commenced on October 15, 1998.

The Partnership also owns approximately 26 acres of unimproved land in the Tri-City area.

The Partnership's General Partner is currently in the process of evaluating the fair market value of the Tri-City assets. The General Partner and management are evaluating appraisals prepared by CB Commercial as well as other market information in an effort to determine the optimal time to dispose of its assets and realize maximum value.

Lake Elsinore

The Partnership owns 24.8 acres of undeveloped land (referred to as Lake Elsinore) commercially zoned in Lake Elsinore, Riverside County, California. During the first quarter of 1998, the Partnership began marketing this land for sale. On April 24, 1998, the Partnership entered into a contract with a third party buyer for the sale of the land for $4,500,000; however, the sale fell out of contract in October 1998. The Partnership will continue to market the property for sale.

Perris

The Partnership owns 17.14 acres of unimproved land near Perris Lake in Perris, Riverside County, California (referred to as Perris). There has been no development of the Perris property to date. The property is being marketed for sale to retail users and interested developers.

Temecula

The Partnership owns two parcels of unimproved land in Temecula, California, which are being marketed for sale.

General Matters

The $10,179,000 decrease in rental property held for sale and the $9,181,000 increase in cash at September 30, 1998 from December 31, 1997 are primarily due to the sale of the Shadowridge Woodbend Apartments ("Shadowridge"). In addition, the $5,960,000 decrease in notes payable is largely due to the payoff of the note secured by Shadowridge.

The $1,183,000 decrease in land held for development at September 30, 1998 compared to December 31, 1997 is due to the reclassification of the Lake Elsinore land to land held for sale. This decrease was offset by an increase of $753,000 due to the construction of Office Max and Mimi's Restaurant (a build-to-suit adjacent to Office Max).

The $122,000 decrease in accounts and interest receivable at September 30, 1998 compared to December 31, 1997 is due to the collection of December 31, 1997 tenant receivables and the reimbursement from a tenant for tenant improvements.

The $217,000 increase in prepaid expenses and other assets at September 30, 1998 compared to December 31, 1997 is due to the: (i) prepayment of the fourth quarter investor relation services fee and premiums for annual property liability insurance coverage; and (ii) an increase in the deferred asset relating to rent concessions given to tenants.

The $241,000 increase in accounts payable and accrued expenses at September 30, 1998 from December 31, 1997 is due primarily to property tax accruals for the current year. Property taxes are paid in April and December of each year.

The Partnership knows of no unrecorded demands, commitments, or events that might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

RESULTS OF OPERATIONS

Revenues

Rental income for the nine months ended September 30, 1998 increased $130,000 or 3% compared to the nine months ended September 30, 1997, even with the sale of Shadowridge in June 1998, primarily as a result of increased occupancy at One Vanderbilt and Promotional Retail Center.

Rental income for the three months ended September 30, 1998 compared to the same period in 1997 decreased $277,000 or 16% primarily due to the loss of rental income resulting from the sale of Shadowridge in the second quarter of 1998. This was offset by an increase in rental revenue due to the increased occupancy at One Vanderbilt and Promotional Retail Center.

Occupancy rates at the Partnership's Tri-City properties as of September 30, 1998 and 1997 were as follows:
                                                       September 30,
                                                    1998           1997
                                                 ----------     ---------

One Vanderbilt                                        91%             75%
Two Vanderbilt                                        93%             93%
Service Retail Center                                 95%            100%
Carnegie Business Center I                            72%             87%
Promotional Retail Center                             98%             97%
Inland Regional Center                               100%            100%
TGI Friday's                                         100%            100%
Circuit City                                         100%            100%

As of September 30, 1998, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Regional Center with a lease through July 2009; (ii) Circuit City with a lease through January 2018; (iii) Inland Empire Health Plan with a lease through March 2002; (iv) ITT Educational Services with a lease which expires in December 2004; (v) CompUSA with a lease through August 2003; and (vi) PetsMart with a lease through January 2009. These six tenants, in the aggregate, occupied approximately 238,000 square feet of the 422,000 total leasable square feet at Tri-City and account for 53% of the rental income generated at Tri-City and 44% of the total rental income for the Partnership during the nine months ended September 30, 1998.

Interest income increased $135,000 and $123,000 for the nine and three months ended September 30, 1998 compared to the same period in 1997, respectively, due to the interest earned on the investment of the net proceeds from the sale of Shadowridge.

The net gain on sale of rental property of $5,468,000 for the nine months ended September 30, 1998 resulted from the sale of Shadowridge for a sales price of $16,075,000.

Expenses

Operating expenses decreased $162,000 or 7% and $248,000 or 29% for the nine and three months ended September 30, 1998 compared to the nine and three months ended September 30, 1997, respectively, primarily due to the elimination of operating expenses at Shadowridge. The decrease is partially offset by an increase in property operating expenses attributable to increased occupancy in One Vanderbilt and Promotional Retail Center.

Interest expense decreased $126,000 or 24% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to the payoff of the $5,800,000, 7.95% fixed rate loan secured by Shadowridge.

Interest expense for the nine months ended September 30, 1998 compared to the same period in 1997 is stable because the savings due to Shadowridge is offset by increased permanent financing obtained for Circuit City and TGI Friday's placed in service in February and May of 1997.

Depreciation and amortization decreased $224,000 or 18% for the nine months ended September 30, 1998 and $97,000 or 22% for the nine and three months ended September 30, 1997 primarily due to ceasing depreciation on Shadowridge upon classification of the property as rental property held for sale (non-depreciable property) effective December 31, 1997.

Provision for impairment of land held for sale was recorded in the first quarter of 1997 in the amount of $378,000 due to the management's conclusion that the carrying value of the Partnership's investment in land held for sale in Temecula, California was in excess of its fair value.

The loss on sales of real estate of $11,000 for the nine months ended September 30, 1998 resulted from the sale of one Rancon Towne Village parcel. The loss on sales of real estate of $64,000 for the nine months ended September 30, 1997 resulted from the sales of eight Rancon Towne Village parcels.

Expenses associated with undeveloped land decreased $84,000 or 18% and $39,000 or 25% for the nine and three months ended September 30, 1998 compared to September 30, 1997, respectively, due to the reduction of property taxes resulting from the sale of ten parcels in Rancon Towne Village since July 1997.

General and administrative expenses increased $26,000 or 3% and $19,000 or 6% for the nine months and three months ended September 30, 1998 compared to the nine and three months ended September 30, 1997, respectively, due to the increase in professional fees incurred for appraisals, analyses and forecast services provided to the Partnership to assist in the determination of the marketing strategies for the properties. This increase was offset by the decrease in asset administration fees resulting from 1997 land sales.

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

                  None

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


                               RANCON REALTY FUND IV,
                        a California Limited Partnership
                               (Registrant)




Date: November 13, 1998        By:     /s/ Daniel L. Stephenson
                                       ------------------------
                                       Daniel L. Stephenson
                                       Chief Executive Officer and
                                       Chief Financial Officer of
                                       Rancon Financial Corporation,
                                       General Partner of
                                       Rancon Realty Fund IV,
                                       a California Limited Partnership