Form 10-K
RANCON REALTY FUND IV
filed 1999-03-30
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                      For the year ended December 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                        For the transition period from to

                         Commission file number: 0-14207

                             RANCON REALTY FUND IV,
                     A CALIFORNIA LIMITED PARTNERSHIP (Exact
                 name of registrant as specified in its charter)

               California                                  33-0016355
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

   400 South El Camino Real, Suite 1100                    94402-1708
        San Mateo, California                             ------------
        ---------------------                              (Zip Code)
   (Address of principal executive offices)

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

                                  Yes X    No

State the aggregate market value of the voting stock held by non-affiliates of the Partnership. Not applicable.

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), File no. 2-90327, is incorporated by reference in Part IV hereof.

                                     Part I

Item 1.      Business

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1984 and reached final funding in July, 1987. The general partners of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corp. ("RFC") collectively, the General Partner. RFC is wholly owned by DLS. At December 31, 1998, 76,767 limited partnership units ("Units") were outstanding. The Partnership has no employees.

In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $6,400,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,290,000 at December 31, 1998, and matures on May 1, 2006 with an 8.744% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

In 1997, the Partnership entered into an agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB") and Glenborough Properties L.P. ("GPLP") (collectively as the "Buyer"), and then to liquidate the Partnership, as described in a Consent Solicitation Statement sent to the Unitholders on October 17, 1997 (and filed with the Securities and Exchange Commission on the same date under cover of Schedule 14A) upon the completion of the sale. In November 1997, the Unitholders consented to the sale of the Partnership's real estate assets and the subsequent liquidation of the Partnership with sixty percent of the total outstanding Units cast in favor of such proposal. However; in December 1997, the General Partner determined that it would be in the best interest of the Partnership to rescind the agreement for the sale of the real estate assets. The General Partner experienced greater than anticipated opposition to the timing of the sale by the Limited Partners who voted against (11% of the outstanding Units), abstained from (1% of the outstanding Units), or did not respond to (27% of the outstanding Units) the proposal. In addition, the General Partner, sensing the beginning of positive changes in the real estate market, believed that holding the Partnership's real estate assets for an additional period of time would provide the Partnership with the opportunity to recognize an appreciation in its value.

As part of the Partnership's agreement with the Buyer to rescind the agreement for the sale of real estate assets, the Partnership granted to the Buyer a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). Pursuant to the GLB Matching Right, the Partnership agreed that if it decided to sell all or any portion of the properties, it would do so by requesting multiple party offers, and upon its decision to accept an offer, the Partnership is required to give prompt written notice to the Buyer of the price and other terms and conditions of the offer upon which it is willing to sell the properties. The Buyer has ten days after receipt of the written notice to accept or reject the purchase price and other terms and conditions of the sale. If the Buyer exercises its matching right, the Partnership and the Buyer must promptly execute a purchase agreement, and if on the other hand, the Buyer notifies the Partnership that it does not intend to, or fails to respond within the ten day period, the Partnership has the right to sell the properties to the third party offerer on the identical terms and conditions as set forth in the Partnership's notice to Buyer.

The General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership. The General Partner hopes to mail consent solicitation materials to the Limited Partners in the second quarter of 1999 and has filed preliminary consent solicitation materials with the United States Securities and Exchange Commission (the "Commission"). Assuming a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership is submitted to and approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's remaining properties in 1999 and distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received, which is not expected to occur prior to at least early to mid-2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Annual Report on Form 10-K with the Commission, entered into any agreement for the sale of its remaining properties. If the Limited Partners consent to the Partnership selling all of its remaining properties and then liquidating, the General Partner currently intends to offer the Partnership's remaining properties for sale by soliciting bids from various potential purchasers.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimate of the timing of the sale of the Partnership's remaining properties, the distribution of proceeds and the liquidation of the Partnership. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. The General Partners' current plans are subject to change, including in the event of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that regulatory approval will be obtained, if and when consent solicitation materials will be mailed to Limited Partners, that a proposal for the sale of all of the Partnership's remaining properties and liquidation of the Partnership will be approved, or if and when the properties will be sold, the proceeds distributed and the Partnership liquidated. The timing of any sale of the Partnership's remaining properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's remaining properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the date when any consent solicitation materials are mailed to the Limited partners, the date when consent of the Limited Partners is obtained (assuming it is obtained), the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties are sold, and the duration of any installment sales of any of the properties.

If a proposal for the sale of the Partnership's properties and liquidation of the Partnership is submitted to the Limited Partners, but not approved, the Partnership currently intends to continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

At December 31, 1998, the Partnership owned ten rental properties totaling approximately 452,000 square feet of space in a master-planned development known as Tri-City Corporate Centre ("Tri-City") in San Bernardino, California. Tri-City is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V ("Fund V"), a partnership sponsored by the general partners of the Partnership. At December 31, 1998, the Partnership also owned for development or sale approximately 23.0 acres in Tri-City, 24.8 acres in Lake Elsinore, California, 17.14 acres in Perris, California and approximately 1.80 acres in Temecula, California.

Competition Within the Market

The Partnership competes in the leasing and sale of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership's properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information, which allows comparison of its cash reserves to those of its competitors.

Other Factors

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino ("the City") from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The Partnership's landfill monitoring program currently meets or exceeds all regulatory requirements and no material capital expenditures have been incurred with respect thereto. The Partnership is working with the Santa Ana Region of the California Regional Water Quality Control Board and the City to determine the need and responsibility for any further testing. There is no current requirement to ultimately clean up the site; however, no assurance can be made that circumstances will not arise which could impact the Partnership's responsibility related to the property.

Item 2.     Properties

Tri-City Corporate Center

Between December 24, 1984 and August 19, 1985, the Partnership acquired a total of 76.56 acres of partially developed land in Tri-City for an aggregate purchase price of $9,917,000. During that time, Fund V acquired the remaining 76.21 acres within Tri-City.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside Counties.

The Partnership has constructed and owns the following ten operating properties in Tri-City:

          Property                            Type                   Square Feet
 ----------------------------   ----------------------------------   -----------
 One Vanderbilt                 Four story office building              73,730
 Two Vanderbilt                 Four story office building              69,046
 Carnegie Business Center I     Two R & D buildings                     62,539
 Service Retail Center          Two retail buildings                    20,780
 Promotional Retail Center      Four strip center retail buildings      66,265
 Inland Regional Center         Two story office building               81,079
 TGI Friday's                   Restaurant                               9,386
 Circuit City                   Retail building                         39,123
 Office Max                     Retail building                         23,500
 Mimi's Cafe                    Restaurant                               6,455

These properties total approximately 452,000 leasable square feet and offer a wide range of retail, commercial, R & D and office products to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of a total of 10,440,330 square feet of office space and an overall vacancy rate of approximately 25% as of December 31, 1998, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 1998, the Partnership has 223,855 square feet of office space with an average vacancy rate of 3%, 165,509 square feet of retail space with an average vacancy rate of 12% and 62,539 square feet of R & D space with a vacancy rate of 22%.

Occupancy levels for the Partnership's Tri-City buildings at December 31, 1998, 1997 and 1996 and October 31, 1995 and 1994, expressed as a percentage of the total net rentable square feet are as follows:

                                               1998         1997         1996         1995       1994
                                               ----         ----         ----         ----       ----
 One Vanderbilt                                 91%          80%          86%          70%       100%
 Two Vanderbilt                                100%          93%          25%          95%       100%
 Carnegie Business Center I                     78%          69%          90%          97%       100%
 Service Retail Center                          95%         100%         100%          90%        98%
 Promotional Retail Center                      98%          97%          98%          97%        94%
 Inland Regional Center (commenced
   June 1996)                                  100%         100%         100%         N/A        N/A
 TGI Friday's (commenced February 1997)        100%         100%         N/A          N/A        N/A
 Circuit City  (commenced May 1997)            100%         100%         N/A          N/A        N/A
 Office Max (commenced October 1998)           100%         N/A          N/A          N/A        N/A
 Mimi's Cafe
   (placed in service December 1998)           100%         N/A          N/A          N/A        N/A

In 1998, management renewed four leases totaling 15,089 square feet of space, expanded three existing tenants by 10,340 square feet and executed three new leases totaling 12,458 square feet of space. Slightly offsetting these increases in occupancy were the vacancy of five tenants, which occupied a total of 11,001 square feet of space. During 1999, there are seven leases totaling 17,748 square feet that are due to expire. Management believes that at least two tenants, occupying a total of 3,079 square feet will vacate when their leases expire in 1999. The remaining five tenants occupying an aggregate 14,669 square feet have not indicated whether they will renew their lease or vacate the premises.

The annual effective rent per square foot for the years ended December 31, 1998, 1997, 1996 and October 31, 1995 were as follows:
                                     1998         1997         1996        1995
                                     ----         ----         ----        ----
 One Vanderbilt                    $17.38       $17.13       $18.07       $20.94
 Two Vanderbilt                    $16.58       $15.35       $13.91       $19.16
 Carnegie Business Center I        $10.33       $10.51       $10.02       $11.00
 Service Retail Center             $16.08       $15.71       $14.37       $14.63
 Promotional Retail Center         $10.41       $10.10        $9.85       $10.49
 Inland Regional Center            $13.62       $13.62       $13.49          N/A
 TGI Friday's                      $19.18       $19.18         N/A           N/A
 Circuit City                      $13.38        13.38         N/A           N/A
 Office Max                        $11.75          N/A         N/A           N/A
 Mimi's Cafe                       $13.17          N/A         N/A           N/A

Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property. At December 31, 1998, the Partnership's annual rental rates ranged from $13.62 to $22.80 per square foot for office space; $9.00 to $19.18 per square foot for commercial space; and $9.00 to $10.51 per square foot for R & D space.

The annual effective rental rate at Two Vanderbilt increased by 8% in 1998 compared to 1997 due to the expansion of leased space by an existing tenant during 1998, totaling 8,336 square feet. This expansion resulted in an increase in the occupancy at this property from 93% at December 31, 1997 to 100% at December 31, 1998.

According to research conducted by the Partnership's property manager, the average annual effective rent per square foot for office space in the Partnership's competitive market ranges from $13.08 to $20.16. Since there is no comparable R & D space or measurable commercial space available in the market, management determines the asking rents based on discussions with independent leasing brokers.

During 1998, the Partnership determined that the carrying value of the Inland Regional Center rental property was in excess of its estimated fair value and accordingly recorded a provision for impairment of $1,482,000.

The Partnership's Tri-City properties had the following seven tenants which occupied a significant portion of the net rentable square footage as of December 31, 1998:

                                     Inland Regional      ITT Educational           Comp
       Tenant                            Center              Services                USA
---------------------                ---------------   --------------------    ---------------
                                         Inland              Carnegie
                                        Regional             Business            Promotional
Building                                 Center              Center I              Retail

Nature of Business                   Social Services   Educational Services    Computer Retail

Lease Term                               13 yrs.              12 yrs.              10 yrs.

Expiration Date                          7/16/09             12/31/04              8/31/03

Square Feet                              81,079               33,551               23,000

(% of rentable total)                      18%                  7%                   5%

Annual Rent                            $1,104,000            $392,268             $229,360

Future Rent Increases                   6% every            3% annually            10% in
                                        2.5 years                                   2003

                                       four 5-year           one 5-year         three 5-year
Renewal Options                          options               option              options


                                                            Circuit            Inland Empire        Office
       Tenant                        PetsMart                City               Health Plan           Max
---------------------                -----------       ------------------     ---------------    --------------
                                     Promotional            Circuit               Two               Office
Building                               Retail                City              Vanderbilt             Max

Nature of Business                   Pet Retail        Electronics Retail           HMO             Supplies
                                                                                                     Retail

Lease Term                             15 yrs.              20 yrs.              5 yrs.              15 yrs.

Expiration Date                       1/10/09              1/31/18              3/31/02             10/31/13

Square Feet                            25,015               39,123               44,094              23,500

(% of rentable total)                    6%                   9%                   10%                5%

Annual Rent                          $273,840             $563,868             $591,078            $276,125

Future Rent Increases                5% in 1999         lesser of 10%          3% in 1999           5% in
                                      and 2004          or 5 yr. CPI                                2003
                                                        every 5 years
                                                        during lease
                                                            term

                                     one 5-year         four 5-year                              fifteen 5-year
Renewal Options                        option             options               none                options

In the opinion of management, the properties are adequately covered by insurance.

The Partnership's Tri-City rental properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:

                                             Service Retail Center,          Inland
                             One            Carnegie Business Center        Regional       Circuit City
Security                 Vanderbilt       and Promotional Retail Center      Center      and TGI Friday's

Principal balance
at December 31, 1998    $2,286,000             $6,290,000                 $2,429,000       $5,000,000

Interest Rate                9%                    8.74%                      8.75%        1% in excess
                                                                                           of "Prime Rate"

Monthly Payment         $   20,141             $   53,413                 $   20,771       Interest only

Maturity Date              1/1/05                 5/1/06                     4/23/01          4/30/99

During 1998, the Partnership's Tri-City rental properties were assessed $541,000 in property taxes based on an average realty tax rate of 1.80% (which includes
 .69% in additional assessments).

Tri-City Land

Approximately 23 acres of the Tri-City property owned by the Partnership remain undeveloped. The Partnership's intention has been to develop parcels of this land as tenants become available or dispose of the property at the optimal time and sales price. During 1998, management determined that the carrying value of the land was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of the real estate of $129,000.

During 1998, the Partnership's Tri-City land was assessed $304,000 in property taxes based on an average realty tax rate of 5.53% (which includes 4.42% in additional assessments and bonds).

Shadowridge Woodbend Apartments

On June 26, 1987, the Partnership acquired a 240-unit apartment complex known as Shadowridge Woodbend Apartments ("Shadowridge") in an all cash transaction for $12,850,000.

On June 4, 1998, the Partnership sold Shadowridge to an unaffiliated entity for $16,075,000. The Partnership recognized a gain on the sale of the rental property of $5,468,000 and realized net proceeds of $9,806,000 after paying off the related secured debt.

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

At December 31, 1998, the Lake Elsinore property is unencumbered.

During 1998, the Lake Elsinore property was assessed $37,000 in property taxes based on an average realty tax rate of 1.71%.

Perris Property

In 1988, the Partnership acquired 17.14 acres of unimproved land near Perris Lake in Perris, Riverside County, California at a purchase price of $3,000,000. There has been no development of this property to date.

As of December 31, 1997, the Perris land had been written down to its then estimated fair value of $1,386,000. During 1998, the Partnership determined that the carrying value of the Perris land was further impaired and accordingly recorded an additional provision for impairment of $1,086,000.

In December 1998, the Partnership entered into an agreement to sell the Perris property to an unaffiliated third party for $334,800, before selling expenses. On January 15, 1999, the Perris property was sold and the Partnership received $297,000 of net sales proceeds, which were added to cash reserves. At December 31, 1998 and at the time of sale, the Perris property was unencumbered.

During 1998, the Perris property was assessed $17,000 in property taxes based on an average realty tax rate of 1.12%.

Temecula Property

In June 1992, the Partnership acquired 12.4 acres of undeveloped commercial property in Temecula, Riverside County, California (referred to as Rancon Towne Village). On January 2, 1996, a final map approval was received to divide the property into twelve parcels to accommodate retail and commercial development. This enabled the Partnership to market these smaller parcels for sale. The Partnership completed the street utility and sewer improvements on this site, which greatly assisted in the marketing efforts of the property. In 1997, the Partnership sold nine of the Rancon Towne Village lots totaling approximately
8.53 acres for an aggregate sales price of $2,534,000. On January 27, 1998, the Partnership sold one of the three remaining Rancon Towne Village lots to an unaffiliated entity for $270,000. The Partnership recognized an $11,000 loss on the sale and realized net proceeds of $241,000.

In 1998, management determined that the carrying value of the two remaining Rancon Towne Village lots was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of real estate of $167,000.

At December 31, 1998, the Temecula property is unencumbered.

In the opinion of management, the property is adequately covered by insurance.

The  Partnership  is  contingently  liable for a  subordinated  note  payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of December 31, 1998. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

During 1998, the Temecula property was assessed $12,000 in property taxes based on an average realty tax rate of 3.22% (including 2.07% special assessments and bonds).

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.

                                     Part II


Item 5.   Market for Partnership's Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 1998, there were 10,952 holders of Partnership Units.

Distributions

Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing (as such terms are defined in the Partnership Agreement).

On November 30, 1998, the Partnership declared and paid a distribution of $40,000 and $3,960,000 to the General Partner and Limited Partners, respectively, which resulted from the gain on sale of the Shadowridge Woodbend Apartments. There were no distributions made by the Partnership in 1997 and 1996.

Cash from Operations includes all cash receipts from operations in the ordinary course of business (except for the sale, refinancing, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. All distributions of Cash From Operations are paid in the ratio of 90% to the Limited Partners and 10% to the General Partners.

Cash From Sales or Refinancing is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash
From Sales or Refinancing are generally allocated as follows: (i) first, 1 percent to the General Partner and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions, plus a 12 percent return on their unreturned capital contributions (less prior distributions of Cash from Operations); (ii) second, to Limited Partners who purchased their units of limited partnership interest prior to April 1, 1985, to the extent they receive an additional return (depending on the date on which they purchased the units) on their unreturned capital of either 9 percent, 6 percent or 3 percent (calculated through October 31, 1985); and (iii) third, 20 percent to the General Partner and 80 percent to the Limited Partners. A more explicit statement of these distribution policies is set forth in the Partnership Agreement.

Item 6.           Selected Financial Data

The following is selected financial data for the years ended December 31, 1998, 1997 and 1996, the two months ended December 31, 1995 and the years ended October 31, 1995 and 1994 (in thousands, except per Unit data:

                                                                               For the two             For the
                                               For the years ended            months ended             years ended
                                                 December 31,                 December  31,            October 31,
                                    -------------------------------------    -------------      -------------------
                                    1998            1997          1996           1995             1995          1994
                                    ----            ----          ----           ----            ------        -----

Rental Income                    $   6,678      $   7,275      $   5,149      $      768      $   5,784      $   5,465

Gain (loss) on sale of real
  estate                         $   5,457      $    (253)     $      --      $       --      $      --      $      --

Provision for impairment
  of real estate investments     $  (2,864)     $    (947)     $      --      $      --       $ (12,224)     $      --

Net income (loss)                $   1,904      $  (3,066)     $  (1,510)     $    (308)      $ (13,417)     $    (663)

Net income (loss) allocable
   to Limited Partners           $   1,631      $  (3,066)     $  (1,510)     $    (308)      $ (13,417)     $    (663)

Net income (loss) per Unit       $   21.22      $  (38.40)     $  (18.91)     $   (3.86)      $ (168.03)     $   (8.30)

Total assets                     $  45,509      $  53,401      $  52,695      $  48,282       $  49,321      $  59,537

Long-term obligations            $  16,005      $  22,004      $  17,256      $  11,757       $  11,766      $   8,860

Cash distributions per Unit      $   51.58      $     ___      $      --      $      --       $      --      $      --


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
The following discussions should be read in conjunction with the financial statements and the notes thereto in Item 14 of Part IV.

At December 31, 1998, the Partnership had cash of $4,297,000 (exclusive of $369,000 in restricted cash). The remainder of the Partnership's assets consisted primarily of its net investments in real estate, totaling approximately $38,097,000 which includes $33,781,000 in rental properties, $1,575,000 of land held for development and $2,741,000 of undeveloped land held for sale.

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. As discussed in
Item 1, the General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership, and the General Partner has filed preliminary consent solicitation materials with the Securities and Exchange Commission.

In 1998 and 1997, management determined that the carrying values of certain Partnership's investments in real estate were in excess of such property's estimated fair value and, accordingly, recorded provisions for impairment totaling $2,864,000 and $947,000 in 1998 and 1997, respectively.

Operationally, the Partnership's primary sources of funds consist of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales are generally added to the Partnership's cash reserves, pending use in development of other properties, or are distributed to the partners.

The Partnership's restricted cash at December 31, 1998 consists of a $269,000 certificate of deposit ("CD") for Inland Regional Center's security deposit ("IRC CD") and a $100,000 CD held as collateral for subdivision improvements and monument bonds related to the land for sale in Temecula, California ("Temecula CD"). Pursuant to the lease, the IRC CD will be converted to prepaid rent after the 60th month of the lease and will be applied towards the IRC's monthly rent until exhausted, provided that IRC is not in default of the lease and IRC receives a five-year extension for its contract term with the State of California. Management is currently working with the City of Temecula to obtain release of the Temecula CD, or reduce the collateral to cover the costs of a traffic signal installation within the property ("Traffic Signal Mitigation Cost"). The Traffic Signal Mitigation Cost is approximately $25,000.

The Partnership's improved cash position at December 31, 1998 compared to December 31, 1997 is primarily due to the net proceeds (after repayment of debt and distributions to partners) from the sale of the Shadowridge Woodbend Apartment complex in June 1998.

The  Partnership  is  contingently  liable for a  subordinated  note  payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of December 31, 1998. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

The Partnership also remains contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $643,000 at December 31, 1998 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded when and if it becomes payable.

Aside from the foregoing and the current plan to potentially sell all of the Partnership's remaining properties and liquidate the Partnership, the Partnership knows of no demands, commitments, events or uncertainties, which might effect its liquidity or capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Management believes that the Partnership's cash balance as of December 31, 1998 together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

RESULTS OF OPERATIONS

1998 versus 1997

Revenue

Rental income for the year ended December 31, 1998 decreased $597,000 or 8% compared to the year ended December 31, 1997 primarily as a result of the loss of rental income due to the June 1998 sale of Shadowridge Woodbend Apartments ("Shadowridge"). This decrease was offset by the commencement of the operations of Office Max in October 1998 and the increased occupancy at One Vanderbilt, Two Vanderbilt, Carnegie Business Center I, and Promotional Retail Center.

Occupancy rates at the Partnership's Tri-City properties as of December 31, 1998, 1997 and 1996, and October 31, 1995 and 1994 were as follows:

                                      1998      1997      1996     1995    1994
                                      ----      ----      ----     ----    ----
One Vanderbilt                         91%       80%       86%      70%    100%
Two Vanderbilt                        100%       93%       25%      95%    100%
Carnegie Business Center I             78%       69%       90%      97%    100%
Service Retail Center                  95%      100%      100%      90%     98%
Promotional Retail Center              98%       97%       98%      97%     94%
Inland Regional Center
  (commenced June 1996)               100%      100%      100%     N/A      N/A
TGI Friday's (commenced
  February 1997)                      100%      100%      N/A      N/A      N/A
Circuit City (commenced May 1997)     100%      100%      N/A      N/A      N/A
Office Max (commenced October 1998)   100%      N/A       N/A      N/A      N/A
Mimi's Cafe
  placed in service December 1998)    100%      N/A       N/A      N/A      N/A

The eleven-percent increase in occupancy from December 31, 1997 to December 31, 1998 at One Vanderbilt is attributed to leasing 15,946 square feet to a new tenant and expanding the leased space of an existing tenant.

The seven-percent increase in occupancy from December 31, 1997 to December 31, 1998 at Two Vanderbilt is attributed to the expansion of the leased space of an existing tenant.

The nine-percent increase in occupancy from December 31, 1997 to December 31, 1998 at Carnegie Business Center I is attributed to leasing of 3,221 square feet of space to a new tenant and expanding another lease by 1,608 square feet.

The  construction  of Office Max and Mimi's  Cafe,  23,500 and 6,455 square feet
build-to-suit   retail  buildings,   were  completed  during  1998,  with  lease
commencements on October 15, 1998 and January 4, 1999, respectively.

In 1998, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002;
(ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease which expires in December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 269,000 square feet of the 452,000 total leasable square feet at Tri-City and account for approximately 54% of the rental income generated at Tri-City and 47% of the total rental income for the Partnership in 1998.

The gain on sale of rental property resulted from the sale of Shadowridge for a sales price of $16,075,000.

Interest and other income for the year ended December 31, 1998 increased $218,000 from the year ended December 31, 1997 as a result of the increase in cash reserves resulting from the sales proceeds of Shadowridge.

Expenses

Operating expenses decreased $376,000 or 12% during the year ended December 31, 1998 compared to the year ended December 31, 1997 due to the sale of Shadowridge.

Interest expense decreased $236,000 or 13% during the year ended December 31, 1998 compared to the year ended December 31, 1997 due to the payoff of the $5,800,000, 7.95% fixed rate loan secured by Shadowridge.

Depreciation and amortization decreased $330,000 or 19% during the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to ceasing depreciation on Shadowridge upon classification of the property as rental property held for sale effective December 31, 1997.

In 1998 and 1997, management determined that the carrying value of certain of the Partnership's investments in real estate were in excess of the estimated fair value of such property and, accordingly, recorded provisions for impairment of real estate investments of $2,864,000 and $947,000, respectively. The fair values were based on independent appraisals of the Partnership's real estate.

The Partnership made the following provisions to reduce the carrying value of investments in real estate for the years ended December 31, 1998 and December 31, 1997:

                                                  1998                 1997
                                               ----------           ---------
Rental property:
  Inland Regional Center                       $1,482,000          $       --

Land held for development:
  San Bernardino, CA                              129,000             275,000

Land held for sale:
  Temecula, CA                                    167,000             672,000
  Perris, CA                                    1,086,000                  --
                                               ----------          ----------
    Total provision for impairment
      of real estate investments               $2,864,000          $  947,000
                                               ==========          ==========

The loss on sales of real estate of $11,000 during the year ended December 31, 1998 resulted from the sale of one parcel in Rancon Towne Village. The loss on sales of real estate of $253,000 during the year ended December 31, 1997 resulted from the sale of eight parcels in Rancon Towne Village.

Expenses associated with undeveloped land decreased $260,000 or 38% during the year ended December 31, 1998 compared to the year ended December 31, 1997 due to: (i) the reduction of property taxes resulting from the sale of ten parcels in Rancon Towne Village during the period from July 1997 through December 31, 1998; (ii) the capitalization of expenses during the construction of Office Max and Mimi's Cafe in 1998; and (iii) the decrease of maintenance association dues in 1998.

The $102,000 and $445,000 of proposed dissolution costs in 1998 and 1997, respectively, were for work performed and expenses incurred while exploring the possibilities of having the Partnership sell all of its real estate assets followed by a liquidation. See Item 1 of Part I for further details.

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

Interest expense increased $1,095,000 or 138% during the year ended December 31, 1997 compared to the year ended December 31, 1996 due to the Partnership's increased permanent debt to finance selected properties during 1997 and 1996. In addition, in 1996 some of the land was under development and accordingly, the Partnership capitalized $597,000 of interest costs.

In 1997, management determined that the carrying value of the Partnership's land held for development and the land held for sale was in excess of the estimated fair value of such property and, accordingly, recorded provisions for impairment of real estate investments in the aggregate amount of $947,000. The fair values were based on independent appraisals of the Partnership's real estate.

During the year ended December 31, 1997, the Partnership recognized $253,000 in losses on sales of the eight parcels in Rancon Towne Village.

Expenses associated with undeveloped land increased $107,000 or 19% during the year ended December 31, 1997 compared to the year ended December 31, 1996, due in large part to the capitalization of expenses the during construction of Circuit City and Rancon Towne Village in 1996. No such provisions were recorded in 1996.

The $445,000 for proposed dissolution costs in 1997 was for work performed and expenses incurred while exploring the possibilities of having the Partnership sell all of its real estate assets and then liquidate. The proposed transactions were detailed in a Consent Solicitation Statement, sent to the Unitholders on October 17, 1997, (and filed with the Securities and Exchange Commission on the same date under cover of Schedule 14A).

Year 2000 Compliance

State of Readiness. Glenborough Corporation (Glenborough), the Partnership's asset and property manager, utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations. Although the Partnership does not utilize any significant IT Systems of its own, it does utilize embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these IT Systems and Property Systems will be necessary.

IT Systems. Employing a team made up of internal personnel and third-party consultants, Glenborough has completed an identification of IT Systems, including hardware components that are not yet Year 2000 compliant. To the best of Glenborough's knowledge based on available information and a reasonable level of inquiry and investigation, such upgrading as appears to be called for under the circumstances has been completed in accordance with prevailing industry practice. Glenborough has commenced a testing program which will be completed during 1999. In addition, the Partnership is currently communicating with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

Property Systems. An identification of Property Systems, including hardware components, that are not yet Year 2000 compliant, has also been completed. Upgrading of such systems as appears to be called for under the circumstances based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice has commenced. Upon completion of such upgrading, a testing program will be initiated and completed during 1999. To the best of Glenborough's knowledge, the Partnership has no Property Systems, the failure of which would have a material effect on its operations.

Costs of Addressing Year 2000 issues. Given the information known at this time about systems that are non-compliant, coupled with ongoing, normal course-of business efforts to upgrade or replace critical systems, as necessary, the Partnership does not expect Year 2000 compliance costs to have a material adverse impact on its liquidity or ongoing results of operations. The costs of assessment and remediation of the Property Systems will be paid by the Partnership as an operating expense.

Risks of Year 2000 issues. In light of the assessment and upgrading efforts to date, and assuming completion of the planned, normal course-of-business upgrades and subsequent testing, the Partnership believes that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to overall operations. Glenborough and the Partnership believe that all IT Systems and Property Systems will be Year 2000 compliant and that compliance will not materially adversely affect its future liquidity or results of operations or its ability to service debt. However, absolute assurance that this is the case cannot be given.

Contingency Plans. The Partnership is currently developing a contingency plan for all operations which will address the most reasonably likely worst case scenario regarding Year 2000 compliance. Such a plan, however, will recognize material limitations on the ability to respond to major regional or industrial failures such as power outages or communications breakdowns. Management expects such a contingency plan to be completed during 1999.

Item 8.     Financial Statements and Supplementary Data

For information with respect to this Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III


Item 10.    Directors and Executive Officers of the Partnership

Daniel Lee Stephenson and RFC are the general partners of the Partnership. The executive officer and director of RFC is:

Daniel L. Stephenson     Director, President, Chief Executive Officer and Chief
                         Financial Officer


There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 55, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.


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

Security Ownership of Management
--------------------------------
                                                        Amount and
                                                        Nature of
  Title         Name of                                 Beneficial     Percent
 of Class      Beneficial Owner                         Ownership      of Class
 --------    -----------------------------------   ------------------ ----------
   Units      Daniel Lee Stephenson (I.R.A.)         4 Units (direct)     *
   Units      Daniel Lee Stephenson Family Trust   100 Units (direct)     *

*  Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership's Partnership Agreement;
(ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner or General Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; and (vi) extension of the term of the Partnership.


Item 13.    Certain Relationships and Related Transactions

During the year ended December 31, 1998, the Partnership did not incur any expenses or costs reimbursable to RFC, DLS or any other affiliate of the Partnership.

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  The following documents are filed as part of the report

         (1)  Financial Statements:

              Report of Independent Public Accountants

              Consolidated Balance Sheets as of December 31, 1998 and 1997

              Consolidated Statements of Operations for the years ended December
                31, 1998, 1997 and 1996

              Consolidated Statements of Partners' Equity (Deficit) for the
                years ended December 31, 1998, 1997 and 1996

              Consolidated Statements of Cash Flows for the years ended December
                31, 1998, 1997 and 1996

              Notes to Consolidated Financial Statements

         (2)  Financial Statement Schedule:

              Schedule III - Real Estate and Accumulated Depreciation as of
                             December 31, 1998 and Note thereto

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

              (10.1) First Amendment to the Second Amended Management, administration and consulting agreement and amendment thereto for services rendered by Glenborough Corporation dated August 31, 1998.

              (10.2) Management, administration and consulting agreement and amendment thereto for services rendered by Glenborough Inland Corporation dated December 20, 1994 and March 30, 1995, respectively (filed as
                      Exhibit 10.2 to the Partnership's annual report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

              (10.3) Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.6 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

                (27)  Financial Data Schedule.

    (b) Reports on Form 8-K


         No report on Form 8-K was filed with the Securities and Exchange Commission during the fourth quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 RANCON REALTY FUND IV,
                                 a California limited partnership

                                 By:     Rancon Financial Corporation
                                         a California corporation
                                         its General Partner



Date: March  30, 1999                    By:     /s/  DANIEL L. STEPHENSON
                                                 --------------------------
                                                 Daniel L. Stephenson, President

                                 By:     /s/  DANIEL L. STEPHENSON
                                         Daniel L. Stephenson, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE




Financial Statements and Schedule                                          Page


Financial Statements:

  Report of Independent Public Accountants                                   25

  Consolidated Balance Sheets as of December 31, 1998 and 1997               26

  Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996                                         27

  Consolidated Statements of Partners' Equity (Deficit) for the
    years ended December 31, 1998, 1997 and 1996                             28

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996                                  29 and 30

  Notes to Consolidated Financial Statements                                 31

Schedule:

  III - Real Estate and Accumulated Depreciation
        as of December 31, 1998 and Note thereto                             43



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1998 and 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

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



San Francisco, California
 February 12, 1999

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                    (in thousands, except units outstanding)

Assets                                                     1998         1997
------                                                     ----         ----
Investments in real estate:
  Rental property, net of accumulated depreciation
    of $12,723 and $11,474 as of December 31, 1998
    and 1997, respectively                             $   33,781   $    32,659
 Land held for development                                  1,575         4,666
 Rental property held for sale, net                            --        10,179
 Land held for sale                                         2,741         2,310
                                                       ----------   -----------

    Total real estate investments                          38,097        49,814
                                                       ----------   -----------

Cash and cash equivalents                                   4,297           788
Restricted cash                                               369           369
Deferred financing costs and other fees, net of
  accumulated amortization of $1,195 and $1,039
  as of December 31, 1998 and 1997, respectively            1,312         1,373
Prepaid expenses and other assets                           1,434         1,056
                                                       ----------   -----------

    Total assets                                       $   45,509   $    53,401
                                                       ==========   ===========

Liabilities and Partners' Equity (Deficit)
Notes payable                                          $   16,005   $    22,004
Accounts payable and accrued expenses                         929           631
                                                       ----------   -----------

    Total liabilities                                      16,934        22,635
                                                       ----------   -----------

Commitments and contingent liabilities (see Note 8)

Partners' equity (deficit):
  General partners                                           (658)         (891)
  Limited partners, 76,767 and 77,054 limited
    partnership units outstanding at December 31,
    1998 and 1997, respectively                            29,233        31,657
                                                       ----------   -----------
    Total partners' equity                                 28,575        30,766
                                                       ----------   -----------

Total liabilities and partners' equity                 $   45,509   $    53,401
                                                       ==========   ===========



    The accompanying notes are an integral part of these financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
              For the years ended December 31, 1998, 1997 and 1996
          (in thousands, except per unit amounts and units outstanding)


                                                 1998        1997        1996
                                              ---------   ---------   ---------
Revenue:
  Rental income                               $   6,678   $   7,275   $   5,149
  Gain on sale of rental property                 5,468          --          --
  Interest and other income                         241          23          65
                                              ---------   ---------   ---------

    Total revenue                                12,387       7,298       5,214
                                              ---------   ---------   ---------

Expenses:
  Operating                                       2,790       3,166       2,642
  Interest expense                                1,651       1,887         792
  Depreciation and amortization                   1,418       1,748       1,449
  Provision for impairment of investments
    in real estate                                2,864         947          --
  Loss on sales of land                              11         253          --
  Expenses associated with undeveloped land         418         678         571
  General and administrative                      1,229       1,240       1,270
  Proposed dissolution costs                        102         445          --
                                              ---------   ---------   ---------

    Total  expenses                              10,483      10,364       6,724
                                              ---------   ---------   ---------

Net income (loss)                             $   1,904   $  (3,066)  $  (1,510)
                                              =========   =========   =========

Net income (loss) per limited
  partnership unit                            $   21.22   $  (38.40)  $  (18.91)
                                              =========   =========   =========

Weighted average number of limited
  partnership units outstanding during
  each period                                    76,828      79,846      79,846
                                              =========   =========   =========




    The accompanying notes are an integral part of these financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit) For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                             General      Limited
                                            Partners      Partners       Total

Balance at December 31, 1995                $   (891)   $   37,060    $  36,169

Net loss                                          --        (1,510)      (1,510)
                                            --------    ----------    ---------

Balance at December 31, 1996                    (891)       35,550       34,659

Retirement of limited partnership units           --          (827)        (827)

Net loss                                          --        (3,066)      (3,066)
                                            --------    ----------    ---------

Balance at December 31, 1997                    (891)       31,657       30,766

Retirement of limited partnership units           --           (95)         (95)

Net income                                       273         1,631        1,904

Distributions                                    (40)       (3,960)      (4,000)
                                            --------    ----------    ---------

Balance at December 31, 1998                $   (658)   $   29,233    $  28,575
                                            ========    ==========    =========















    The accompanying notes are an integral part of these financial statements


                                           RANCON REALTY FUND IV,
                                      A CALIFORNIA LIMITED PARTNERSHIP

                                   Consolidated Statements of Cash Flows
                            For the years ended December 31, 1998, 1997 and 1996
                                               (in thousands)



                                                               1998               1997             1996
                                                            ---------        ----------        ----------
Cash flows from operating activities:
Net income (loss)                                           $   1,904        $   (3,066)       $   (1,510)
Adjustments to reconcile net income (loss) to
  net cash provided by (used for) operating activities:
   Net (gain) loss on sales of real estate                     (5,457)              253                --
   Depreciation and amortization                                1,418             1,748             1,449
   Amortization of loan fees,
      included in interest expense                                 98               105                68
   Provision for impairment of investments in real
      estate                                                    2,864               947                --
   Changes in certain assets and liabilities:
     Deferred financing costs and other fees                     (207)             (292)             (596)
     Prepaid expenses and other assets                           (377)             (247)              (25)
     Accounts payable and accrued expenses                        298              (149)              424
                                                            ---------        ----------        ----------
        Net cash provided by (used for)
          operating activities                                    541              (701)             (190)
                                                            ---------        ----------        ----------

Cash flows from investing activities:
  Net proceeds from sales of real estate                       15,896             1,890               248
  Net additions to real estate investments                     (2,834)           (4,030)           (7,166)
                                                            ---------        ----------        ----------

        Net cash provided by (used for)
          investing activities                                 13,062            (2,140)           (6,918)
                                                            ---------        ----------        ----------

Cash flows from financing activities:
  Net loan proceeds                                                --             6,500             5,687
  Notes payable principal payments                             (5,999)           (1,752)             (196)
  Decrease (increase) in restricted cash, net                      --              (267)              824
  Payment of loan fees                                             --              (122)             (406)
  Cash distribution to partners                                (4,000)               --                --
  Retirement of limited partnership units                         (95)             (827)               --
                                                            ---------        ----------        ----------

        Net cash provided by (used for) financing
          activities                                        $ (10,094)       $    3,532        $    5,909
                                                            ---------        ----------        ----------

                                                (continued)


                                           RANCON REALTY FUND IV,
                                      A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Statements of Cash Flows (continued)
                            For the years ended December 31, 1998, 1997 and 1996
                                               (in thousands)





                                                               1998              1997              1996
                                                            ---------        ----------        ----------

Net increase (decrease) in cash and cash equivalents        $   3,509        $      691        $   (1,199)

Cash and cash equivalents at beginning of year                    788                97             1,296
                                                            ---------        ----------        ----------

Cash and cash equivalents at end of year                    $   4,297        $      788        $       97
                                                            =========        ==========        ==========


Supplemental disclosure of cash flow information:

  Cash paid for interest (exclusive of capitalized
        interest costs)                                     $   1,555        $    1,783        $    1,254
                                                            =========        ==========        ==========

  Interest capitalized                                      $     103        $       --        $      597
                                                            =========        ==========        ==========

Supplemental disclosure of non-cash financing activity:
   New financing                                            $      --        $    7,700        $   11,273
   Original financing paid-off in escrow                           --            (1,200)           (5,586)
                                                            ---------        ----------        ----------

Net loan proceeds                                           $      --        $    6,500        $    5,687
                                                            =========        ==========        ==========

















                 The accompanying notes are an integral part of these financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


Note 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation ("RFC"), hereinafter referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July 1987. As of December 31, 1997, a total of 2,946 limited partnership units ("Units") were repurchased and retired as a result of the Partnership's offer to redeem limited partnership units. During the year ended December 31, 1998, an additional 287 Units were repurchased and retired resulting in 76,767 Units outstanding as of December 31, 1998.

The General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership and has filed preliminary consent solicitation materials with the United States Securities and Exchange Commission with the goal of mailing consent solicitation materials to the Limited Partners in the second quarter of 1999. Assuming a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership is submitted to and approved by the limited partners, the General Partner currently intends to sell all of the Partnership's remaining properties in 1999 and distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received, which the General Partner does not expect will occur prior to at least early to mid-2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date hereof, entered into any agreement for the sale of its remaining properties. If the limited partners consent to the Partnership selling all of its remaining properties and then liquidating, the General Partner currently intends to offer the Partnership's remaining properties for sale by soliciting bids from various potential purchasers.

If a proposal for the sale of the Partnership's properties and liquidation of the Partnership is submitted to the limited partners, but not approved, the Partnership currently intends to continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

Allocation of profits and losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero. Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partners be allocated more than 5% of the net income other than net income from

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital account in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income for any period.

General Partner and Management Matters

Effective January 1, 1995, Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough") entered into an agreement with the Partnership and other related Partnerships (collectively, "the Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sells any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled.

According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($806,000 in 1998, $989,000 in 1997 and $993,000 in 1996); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


The consent of the Unitholders to a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development", all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

When the sale price and timing of the last property disposal is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the Unitholders upon liquidation will be estimated.

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

New Accounting Pronouncement - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. As the Partnership operates in only one geographic location and one industry, and allocates resources solely for the optimization of the Partnership's overall return, management has determined that no additional disclosure in the Partnership's financial statements is necessary.

Rental Property - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Land Held for Development - Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership's plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

Interest and property taxes related to property constructed by the Partnership are capitalized during periods of construction. Interest of $103,000 and property taxes of $44,000 related to the construction of Office Max and Mimi's Cafe, two build-to-suit retail buildings which were completed in October 1998 and December 1998, respectively, were capitalized during the year ended December 31, 1998.

Rental Property Held for Sale - Rental property held for sale is stated at the lower of cost or estimated fair value less costs to sell. Estimated fair value is based upon prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans to dispose of property is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to hold the property for eventual sale. The Partnership discontinues depreciating rental property once it is classified as held for sale.

Land Held for Sale - Land held for sale is stated at the lower of cost or estimated fair value less costs to sell. Estimated fair value is based upon independent appraisals or prevailing market rates for comparable properties. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located.

Cash and Cash Equivalents - The Partnership considers short-term investments (including certificates of deposit and money market funds) with a maturity of less than ninety days at the time of investment to be cash equivalents.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


Deferred Financing Costs and Other Fees - Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

Rental Income - Rental income is recognized as earned over the term of the related lease.

Net Income/Loss Per Limited Partnership Unit - Net income or loss per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' allocable share of the net income or loss.

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

Consolidation - In April, 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City") as required by the lender of a $6,400,000 loan obtained by the Partnership in 1996. The loan is secured by three of the Partnership's properties which were contributed to RRF IV Tri-City by the Partnership. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV Tri-City have been consolidated with those of the Partnership. All inter-company transactions and balances have been eliminated in consolidation.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.


Note 3. INVESTMENTS IN REAL ESTATE

Rental property components at December 31, 1998 and 1997 are as follows (in thousands):

                                          1998                    1997
                                      -----------             -----------
Land                                  $     4,318             $     3,845
Buildings                                  31,031                  29,671
Leasehold and other improvements           11,155                  10,617
                                      -----------             -----------
                                           46,504                  44,133
Less: accumulated depreciation            (12,723)                (11,474)
                                      -----------             -----------
Total rental property, net            $    33,781             $    32,659
                                      ===========             ===========

At December 31, 1998 and 1997, the Partnership's rental property included ten projects at the Tri-City Corporate Centre in San Bernardino, California.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


The increase in Land and Buildings is due to the completion of the construction of Office Max and Mimi's Cafe in 1998.

Land held for development consists of the following at December 31, 1998 and 1997 (in thousands):

                                                       1998                1997
                                                   -----------         ---------
23.0 acres at Tri-City Corporate Centre,
   San Bernardino, CA                               $    1,575        $    2,730
24.8 acres in Lake Elsinore, CA                             --             1,936
                                                    ----------        ----------

Total land held for development                     $    1,575        $    4,666
                                                    ==========        ==========

The 24.8 acres of land in Lake Elsinore, CA was reclassified to land held for sale during the first quarter of 1998.

The decrease in land held for development in San Bernardino, CA is due to the reclassification of Office Max and Mimi's Cafe to rental property during the year ended December 31, 1998.

The above land held for development is unencumbered.

Rental property held for sale at December 31, 1997:

As of December 31, 1997 the Partnership was marketing for sale its 240-unit apartment complex, the Shadowridge Woodbend Apartment complex, located in Vista, California. On June 4, 1998, the Partnership sold the Shadowridge Woodbend Apartment complex to an unaffiliated entity for $16,075,000. The Partnership recognized a gain on the sale of the rental property of $5,468,000 and realized net proceeds of $9,806,000 after paying off the related secured debt and closing costs.

Land held for sale consists of the following at December 31, 1998 and 1997 (in thousands):

                                                 1998                  1997
                                             ------------          -----------
17.14 acres in Perris, CA                    $       300           $     1,386
1.80 acres and 3.87 acres in Temecula, CA
     in 1998 and 1997, respectively                  505                   924
24.8 acres in Lake Elsinore, CA                    1,936                    --
                                             -----------           -----------

Total land held for sale                     $     2,741           $     2,310
                                             ===========           ===========

The decrease in the carrying value of the 17.14 acres of land in Perris, California is due to the provision for impairment recorded during the year ended December 31, 1998 as discussed below. On January 15, 1999, the Partnership sold the Perris land for $334,800, see Note 10.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


On January 27, 1998, the Partnership sold 2.07 acres of the land held for sale in Temecula, California and realized a loss on the sale of $11,000, which is reflected in the accompanying 1998 statement of operations.

The Partnership does not intend to develop the remaining sites held for sale. The proceeds generated from future sales would be added to the Partnership's cash reserves, pending use in development of other properties, or distributed to the partners.

The above land held for sale is unencumbered.

Provisions for impairment of real estate investments:

During the years ended December 31, 1998 and 1997, the Partnership recorded the following provisions to reduce the carrying value of investments in real estate (in thousands):

                                                  1998               1997
                                             -------------       -----------
Rental property:
    Inland Regional Center                   $       1,482       $        --

Land held for development:
    San Bernardino, CA                       $         129       $       275

Land held for sale:
    Perris, CA                                       1,086                --
    Temecula, CA                                       167               672
                                             -------------       -----------

     Total provision for impairment
      of real estate investments             $       2,864       $       947
                                             =============       ===========

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. In 1998 and 1997, management determined that the carrying values of certain of the Partnership's investments in real estate were in excess of the estimated fair value of such property and accordingly, recorded provisions for impairment as shown above.

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino ("the City") from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The Partnership's landfill monitoring program currently meets or exceeds all regulatory requirements and no material capital expenditures have been incurred. The Partnership is working with the Santa Ana Region of the California Regional Water Quality Control Board and the City to determine the need and responsibility for any further testing. There is no current requirement to ultimately clean up the site; however, no assurance can be made that circumstances will not arise which could impact the Partnership's responsibility related to the property.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


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

In addition, a $100,000 CD at December 31, 1998 is held as collateral for subdivision improvement bonds related to the land held for development in Temecula, California. The Partnership is in the process of obtaining a release of this CD.

Note 5.           NOTES PAYABLE

Notes payable as of December 31, 1998 and 1997 was as follows (in thousands):

                                                                      1998               1997
                                                                   -----------        ----------
Note payable secured by first deed of trust on Service
Retail Center, Promotional Retail Center and Carnegie
Business  Center I. The loan, which matures May 1,
2006, is a 10-year, 8.744% fixed rate loan with a 25-year
amortization requiring monthly payments of
principal and interest totaling $53.                               $     6,290        $    6,377

Note payable secured by first deed of trust on the IRC.
building.  Interest accrues at a fixed rate of 8.75%
per annum. Monthly payments of $21 of  principal and
interest are due until the loan matures on April 23, 2001.               2,429             2,458

Note payable secured by first deed of trust on the One
Vanderbilt building.  The note bears interest at a fixed
rate of 9% per annum. Monthly installments of $20 of
principal and interest are due until January 1, 2005, at
which time the unpaid principal and interest are payable
in full.                                                                 2,286             2,320

Note payable  secured by first deed of trust on the
Shadowridge Woodbend  Apartments. The note was
paid-off in June 1998 upon the sale of the Shadowridge
Woodbend Apartments.                                                        --             5,849

Note payable secured by first deeds of trust on Circuit
City and TGI Friday's. Interest is payable monthly at one percent (1%) per annum in excess of the lender's

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


                                                                      1998               1997
                                                                   -----------        ----------
"Prime Rate" until the loan matures on April 30, 1999
at which time the unpaid principal and interest are due.                 5,000             5,000
                                                                   -----------        ----------

Total notes payable                                                $    16,005        $   22,004
                                                                   ===========        ==========

The Partnership has an option to extend for one year from the maturity date, subject to an extension fee of 0.05% of the loan ($25,000), the note payable secured by first deeds of trust on Circuit City and TGI Friday's. The Partnership will exercise its one-year extension right on the secured loan.

The annual maturities of the Partnership's notes payable subsequent to December 31, 1998 (not taking into effect the extension option on the Circuit City and TGI Fridays loan, discussed above) are as follows (in thousands):

          1999                                         $      5,171
          2000                                                  187
          2001                                                2,505
          2002                                                  172
          2003                                                  188
          Thereafter                                          7,782
                                                       ------------

          Total                                        $     16,005
                                                       ============


Note 6.           PROPOSED DISSOLUTION COSTS

In 1997, the Partnership entered into an agreement to sell all of its real estate assets and then to liquidate the Partnership, as described in a Consent Solicitation Statement sent to the Unitholders on October 17, 1997 (and filed with the Securities and Exchange Commission on the same date under cover of
Schedule 14A) upon the completion of the sale. In November 1997, the Unitholders consented to the sale of the Partnership's real estate assets and the subsequent liquidation of the Partnership with sixty percent of the total outstanding Units cast in favor of such proposal. However; in December 1997, the General Partner determined that it would be in the best interest of the Partnership to rescind the agreement for the sale of the real estate assets. The General Partner experienced greater than anticipated opposition by the Limited Partners to the timing of the sale. In addition, the General Partner believed that holding the Partnership's real estate assets for an additional period of time would provide the Partnership with the opportunity to recognize an appreciation in its value. Costs totaling $445,000 related to the sale and proposed dissolution were expensed in 1997.

The General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership, and the General Partner has filed preliminary consent solicitation materials with the Securities and Exchange Commission. The Partnership's remaining properties consist of ten rental properties and approximately 23 acres of unimproved land it owns in the Tri-City Corporate Center in San Bernardino, California, 24.8 acres

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


in Lake Elsinore, California and 1.80 acres in Temecula, California. Costs totaling $102,000 related to the proposal to sell all of the Partnership's remaining properties and liquidate the Partnership have been incurred and are expensed in the accompanying statement of operations for the year ended December 31, 1998.

Note 7.            LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through January, 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Contingent rentals of $9,800 were realized during the year ended December 31, 1998; however, no contingent rentals were realized during the years ended December 31, 1997 or 1996. Future minimum rents under non-cancelable operating leases as of December 31, 1998 are as follows (in thousands):

         1999                                       $      5,918
         2000                                              5,717
         2001                                              5,399
         2002                                              4,395
         2003                                              3,982
         Thereafter                                       27,266
                                                    ------------

         Total                                      $    52,677
                                                    ===========

Note 8.  COMMITMENTS AND CONTINGENT LIABILITIES

The  Partnership  is  contingently  liable for a  subordinated  note  payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of December 31, 1998. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

The Partnership also remains contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $643,000 at December 31, 1998 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded when and if it becomes payable.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


Note 9.  TAXABLE INCOME (LOSS)

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

The following is a reconciliation for the years ended December 31, 1998, 1997 and 1996 of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                 1998         1997        1996
                                               ---------   ---------   --------

Net income (loss) per financial statements     $   1,904   $  (3,066)  $ (1,510)
Gain on sale of property in excess of
  recognized gain for tax                           (362)         --         --
Financial reporting depreciation in excess
  of tax reporting depreciation                      (28)        200        191
Provision for impairment of investments
  in real estate                                   2,864         672         --
Operating expenses recognized in a
  different period for financial reporting
  than for income tax reporting, net                 (81)        432       (692)
Property taxes capitalized for tax                   391         388        465
                                               ---------   ---------   --------

 Net income (loss) for federal
 income tax purposes                           $   4,688   $  (1,374)  $ (1,546)
                                               =========   =========   ========

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


The following is a reconciliation of partner's equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 1998 and 1997 (in thousands).

                                                    1998              1997
                                                ------------      -----------
Partners' equity per financial statements $ 28,575 $ 30,766 Cumulative provision for impairment of
      investments in real estate                      17,610           14,946
Financial reporting depreciation in excess
  of tax reporting depreciation                        4,537            4,586
Operating expenses recognized in a
  different period for financial reporting
  than for income tax reporting, net                      51              305
Property taxes capitalized for tax                       932            1,329
                                               -------------      -----------

Partners' capital for federal
 income tax purposes                           $      51,705      $    51,932
                                               =============      ===========



Note 10. SUBSEQUENT EVENT

On January 15, 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California, to an unaffiliated entity for $334,800. The Partnership realized a $4,000 loss on the sale which will be reflected in its 1999 financial statements. The sale generated net proceeds of approximately $297,000, which were added to the Partnership's cash reserves.


                                                        RANCON REALTY FUND IV,
                                                   A CALIFORNIA LIMITED PARTNERSHIP

                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1998
                                                            (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
    COLUMN A                        COLUMN B           COLUMN C                 COLUMN D                       COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Initial Cost to     Cost Capitalized Subsequent      Gross Amount Carried
                                                       Partnership              to Acquisition              at December 31, 1998
                                                              Buildings                                         Buildings
                                                                 and                     Carrying                  and        (a)
   Description                      Encumbrances   Land     Improvements  Improvements     Cost      Land     Improvements   Total
-----------------------------------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes,
 San Bernardino County, CA:
   One Vanderbilt                     $ 2,286     $    572     $     --    $  9,066      $   --     $   573    $ 9,065     $  9,638
   Two Vanderbilt                          --          443           --       6,974          --         443      6,974        7,417
   Carnegie Business  Center I            (c)          380           --       5,062          --         380      5,062        5,442
   Inland Regional Center               2,429          608           --       7,757          --         946      7,419        8,365
    Provision for impairment
    of real estate (b)                    --          (196)          --      (1,482)         --        (196)    (1,482)      (1,678)
                                      -------     --------     --------    --------      ------     -------    -------     --------
                                        4,715        1,807           --      27,377          --       2,146     27,038       29,184
                                      -------     --------     --------    --------      ------     -------    -------     --------
Commercial Retail Space, San Bernardino,
 County, CA:
   Service Retail Center                  (c)          300           --       1,724          --         301      1,723        2,024
    Provision for impairment of real
     estate (b)                            --           --           --        (250)         --         (41)      (209)        (250)
   Promo Retail                           (c)          811           --       5,975          --         811      5,975        6,786
    Provision for impairment of real
     estate (b)                            --           --           --        (119)         --          (7)      (112)        (119)
    TGI Friday's                          (d)          181        1,624          --          --         181      1,624        1,805
    Circuit City                          (d)          284           --       3,597          --         454      3,427        3,881
    Office Max                             --          324        2,045          --          --         324      2,045        2,369
    Mimi's Cafe                            --          149          675          --          --         149        675          824
                                      -------     --------     --------    --------      ------     -------    -------     --------
                                       11,290        2,049        4,344      10,927          --       2,172     15,148       17,320
                                      -------     --------     --------    --------      ------     -------    -------     --------
Land Held for Development:
 San Bernardino County, CA:
   26 acres - Tri-City                     --        4,186           --       5,017          --       9,203         --        9,203
   Provision for impairment of real
    estate (b)                             --         (244)          --      (7,384)         --      (7,628)        --           --
                                      -------      -------     --------    --------      ------     -------    -------     --------
                                           --        3,942           --      (2,367)         --       1,575         --        1,575
                                      -------     --------     --------    --------      ------     -------    -------     --------
Land Held for Sale:
 Riverside County, CA:
   Perris property 17.14 acres             --        3,005           --         405          --       3,410         --        3,410
    Provision for impairment of real
     estate (b)                            --       (1,697)          --      (1,413)         --      (3,110)        --       (3,110)
   Lake Elsinore property 24.8 acres       --        4,495           --       1,483          --       5,978         --        5,978
    Provision for impairment of real
     estate (b)                            --       (2,560)          --      (1,482)         --      (4,042)        --       (4,042)
   Temecula property  3.87 acres           --          712           --          81          --         793         --          793
    Provision for impairment of real
     estate (b)                            --           --           --        (288)         --        (288)        --         (288)
                                                  --------     --------    --------      ------     -------    -------     --------
                                           --        3,955           --      (1,214)         --       2,741         --        2,741
                                      -------     --------     --------    --------      ------     -------    -------     --------

                                      $16,005     $ 11,753     $  4,344    $ 34,723      $   --     $ 8,634    $42,186     $ 50,820
                                      =======     ========     ========    ========      ======     =======    =======     ========


                                      RANCON REALTY FUND IV,
                                 A CALIFORNIA LIMITED PARTNERSHIP

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        DECEMBER 31, 1998
                                          (in thousands)

------------------------------------------------------------------------------------------------
    COLUMN A                             COLUMN F       COLUMN G      COLUMN H        COLUMN I
------------------------------------------------------------------------------------------------

                                                          Date                          Life
                                        Accumulated    Construction      Date        Depreciated
   Description                          Depreciation      Began       Acquired           Over
------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes,
 San Bernardino County, CA:
   One Vanderbilt                       $   4,439      11/30/85     11/06/84          3-40 yrs.
   Two Vanderbilt                           3,471       1/30/86     11/06/84          3-40 yrs.
   Carnegie Business  Center I              2,700       7/31/86     11/06/84          3-40 yrs.
   Inland Regional Center                     487        1/96        6/26/87         10-40 yrs.
    Provision for impairment
     of real estate (b)                        --
                                        ---------
                                           11,097
                                        ---------

Commercial Retail Space, San Bernardino,
  County, CA:
   Service Retail Center                      595       7/31/86     11/06/84          3-40 yrs.
    Provision for impairment of real
     estate (b)                                --
   Promo Retail                               722       2/01/93     11/06/84         10-40 yrs.
    Provision for impairment of real
     estate (b)                                --
    TGI Friday's                               75         N/A        2/28/97            40yrs.
    Circuit City                              224        7/96       11/06/84         20-40yrs.
    Office Max                                 10        7/98       11/06/84            40yrs.
    Mimi's Cafe                                --        7/98       11/06/84            40yrs.
                                        ---------
                                            1,626
                                        ---------

Land Held for Development:
 San Bernardino County, CA:
   26 acres - Tri-City                         --        N/A        11/06/84             N/A
    Provision for impairment of real
     estate (b)                                --
                                        ---------
                                               --
                                        ---------

Land Held for Sale:
 Riverside County, CA:
   Perris property 17.14 acres                --        N/A         11/07/88             N/A
    Provision for impairment of real
     estate (b)                               --
   Lake Elsinore property 24.8 acre           --        N/A          7/06/88             N/A
    Provision for impairment of real
     estate (b)                               --
   Temecula property  3.87 acres              --        N/A          6/01/92             N/A
    Provision for impairment of real
     estate (b)                               --
                                        --------
                                              --
                                        --------

                                        $ 12,723
                                        ========

(a) The aggregate cost for federal income tax purposes is $ 69,378.
(b) See Note 3 to Financial Statements.
(c) Service Retail Centre, Carnegie Business Center I and Promotional Retail Center are collateral for the debt in the aggregate amount of $6,290.
(d) TGI Friday's and Circuit City are collateral for the debt in the aggregate amount of $5,000.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:

                                                 For the years ended
                                                    December 31,
                                        1998             1997           1996
                                   ------------     ------------     ----------
Investment in real estate:

Balance at beginning of period     $     64,480     $     63,135     $   56,216

  Additions during period:
    Purchases and improvements            2,834            4,030         7,166
    Capitalized carrying costs               --               --          --
  Provision for impairment of
    investments in real estate           (2,864)            (947)            --
  Retirements during period             (13,630)          (1,738)          (247)
                                   ------------     ------------     ----------

Balance at end of period           $     50,820     $     64,480     $   63,135
                                   ============     ============     ==========



Accumulated Depreciation

Balance at beginning of period     $     14,666     $     13,077     $   11,799

  Additions charged to expense            1,249            1,589          1,278
  Retirements during period              (3,192)              --             --
                                   ------------     ------------     ----------

Balance at end of period           $     12,723     $     14,666 (1) $   13,077
                                   ============     ============     ==========





             (1) Included in the accumulated depreciation balance at December 31, 1997 is $3,192 of accumulated depreciation of the Shadowridge Woodbend Apartment complex, which is classified as rental property held for sale in the accompanying consolidated balance sheet as of December 31, 1997.

                                  EXHIBIT INDEX



Exhibit No.                             Exhibit Title
------------               -----------------------------------------------

10.1 First Amendment to Second Amended Management, Administration and Consultation Agreement for services rendered by Glenborough Corporation dated August 31, 1998.

                                    Agreement

         This Agreement is made as of August 31, 1998, by and between Glenborough Corporation, a California corporation ("GC"), Rancon Realty Fund IV, a California limited partnership ("Fund IV"), Daniel L. Stephenson ("DLS") and Rancon Financial Corporation, a California corporation ("RFC").

                                    Recitals

         A.        DLS and RFC are general partners of Fund IV.

         B. Reference is made to that certain Management, Administration and Consulting Agreement dated December 20, 1994, by and among (among others) Glenborough Inland Realty Corporation ("GIRC," GC's predecessor-in-interest), Fund IV, DLS and RFC, as amended on March 30, 1995 (the "Agreement").

         C. Under the Agreement, GC is required, as GIRC's successor-in-interest, to perform services for Fund IV, and Fund IV is required to pay to GC, among other things, (i) property management fees ("Management Fees") and (ii) Asset Administration Fees ("Asset Fees"). The Agreement also establishes similar contractual arrangements between GIRC and a number of other partnerships in which DLS and/or RFC or affiliates thereof serve as general partners (the "Other Rancon Partnerships"), and GC is also successor-in-interest to GIRC with respect to such contractual arrangements.

         D. Under Section 11.6 of the Agreement, GC is entitled to Liquidated Damages from Fund IV in the amount of $2,110,306 ("Liquidated Damages") if the Agreement is terminated by Fund IV prior to the date five (5) years after the Commencement Date of January 3, 1995.

         E. GC is willing to waive its right to Liquidated Damages if Fund IV agrees to maintain the Management Fees and Asset Fees at a specified amount, and Fund IV is willing to so maintain the amount of the Management Fees and Asset Fees.

                                    Agreement

         Now, therefore, in consideration of the mutual promises, covenants and agreements contained herein, it is hereby agreed as follows:

         1. Liquidated Damages. GC hereby waives any and all claims to Liquidated Damages from Fund IV.

         2. Asset Fees and Management Fees. For the period beginning on the date of this Agreement and ending December 31, 1999, Fund IV shall pay to GC Asset Fees and Management Fees in an amount equal to the greater of (i) the amount of Asset Fees and Management Fees in effect as of the date of this Agreement, as set forth in Exhibit A hereto, reduced only for such Asset Fees (in accordance with Exhibit E to the Agreement) and Management Fees, respectively, as are applicable to the property known as Shadowridge, which was sold in June 1998, or (ii) the amount payable under the terms of the Agreement. Fund IV specifically guarantees that Asset Fees and Management Fees shall be paid at these respective amounts regardless of whether Fund IV sells any or all of its remaining properties during such time.

         3. Other Compensation. All other compensation payable to GC under the Agreement shall be paid in accordance with the terms of the Agreement.


         In witness whereof, the parties have executed this Agreement as of the date and year first above written.


Glenborough Corporation                       Rancon Financial Corporation,
a California corporation                      a California corporation


By     ___________________________            By   _____________________________


Rancon Realty Fund IV                         __________________________________
a California limited partnership              Daniel L. Stephenson

By       Rancon Financial Corporation,
         a California corporation
         its General Partner


         By       ___________________________
                  Daniel L. Stephenson, President


By       _______________________________
         Daniel L. Stephenson, General Partner

                                    Exhibit A

                              Rancon Realty Fund IV

                            Asset Administration Fees
                                       and
                            Property Management Fees


  Asset Administration Fees:         A monthly amount based on an annual total
                                     of $805,985 per year (i.e., $67,165.42 per
                                     month)

  Property Management Fees
  for the  Tri-City  property:       A monthly  amount based on an annual total
                                     equal to actual property management fees for the period January 1, 1998 through June
                                     30, 1998, multiplied by 2.