Form 10-Q
period 1999-03-31
RANCON REALTY FUND IV
filed 1999-05-12
CIK 743870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-14207


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                  California                                33-0016355
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification  No.)

    400 South El Camino Real, Suite 1100
            San Mateo, California                           94402-1708
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

                                 Yes X     No

         Total number of units outstanding as of March 31, 1999: 76,765

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                                        RANCON REALTY FUND IV,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                     Consolidated Balance Sheets
                                 (in thousands, except unit amounts)


                                                                       March 31,       December 31,
                                                                          1999             1998
                                                                      (Unaudited)       (Audited)
                                                                     ------------      ------------
Assets
Investments in real estate:
   Rental property, net of accumulated depreciation of
     $13,069 and $12,723 at March 31, 1999 and December
     31, 1998, respectively                                          $     33,651      $     33,781
   Land held for development                                                1,579             1,575
   Land held for sale                                                       2,441             2,741
                                                                     ------------      ------------

       Total real estate investments                                       37,671            38,097

   Cash and cash equivalents                                                4,365             4,297
   Restricted cash                                                            369               369
   Deferred financing costs and other fees, net of
     accumulated amortization of $1,261 and $1,195
     at March 31, 1999 and December 31, 1998, respectively                  1,412             1,312
   Prepaid expenses and other assets                                        1,435             1,434
                                                                     ------------       -----------

       Total assets                                                  $     45,252       $    45,509
                                                                     ============       ===========

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Notes payable                                                     $     15,965       $    16,005
   Accounts payable and other liabilities                                     845               929
                                                                     ------------       -----------
     Total liabilities                                                     16,810            16,934
                                                                     ------------       -----------

Commitments and contingent liabilities (see Note 4)                            --                --

Partners' Equity (Deficit):
   General partners                                                          (658)             (658)
   Limited partners, 76,765 and 76,767 limited partnership
     units outstanding at March 31, 1999 and December 31,
     1998, respectively                                                    29,100            29,233
                                                                     ------------       -----------
     Total partners' equity                                                28,442            28,575
                                                                     ------------       -----------

         Total liabilities and partners' equity                      $     45,252       $    45,509
                                                                     ============       ===========


                           See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statement of Operations
          (in thousands, except per unit amounts and units outstanding)



                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
 Revenues:
    Rental income                                   $     1,623     $     1,910
    Interest and other income                                76              10
                                                    -----------     -----------
      Total revenues                                      1,699           1,920
                                                    -----------     -----------

 Expenses:
    Operating                                               652             823
    Interest expense                                        374             508
    Depreciation and amortization                           389             347
    Loss on sales of real estate                              4              11
    Expenses associated with undeveloped land               124             139
    General and administrative                              243             288
    Proposed dissolution costs                               45              22
                                                    -----------     -----------
      Total expenses                                      1,831           2,138
                                                    -----------     -----------

 Net loss                                           $      (132)    $      (218)
                                                    ===========     ===========

 Net loss per limited partnership unit              $     (1.72)    $     (2.83)
                                                    ===========     ===========

 Weighted average number of limited partnership
    units outstanding during each period used to
    compute net loss per limited partnership unit        76,766          76,940
                                                    ===========     ===========














                 See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                    For the three months ended March 31, 1999
                                 (in thousands)



                                              General      Limited
                                              Partners     Partners     Total
                                             ---------    ---------   ---------

 Balance at December 31, 1998                $    (658)   $  29,233   $  28,575

 Retirement of limited partnership units            --           (1)         (1)

 Net loss                                           --         (132)       (132)
                                             ---------    ---------   ---------

 Balance at March 31, 1999                   $    (658)   $  29,100   $  28,442
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


                                  RANCON REALTY FUND IV,
                             A CALIFORNIA LIMITED PARTNERSHIP

                          Consolidated Statements of Cash Flows
                                      (in thousands)

                                                                 Three months ended
                                                                      March 31,
                                                            ---------------------------
                                                                 1999            1998
                                                            ----------       ----------
Cash flows from operating activities:
   Net loss                                                 $     (132)      $     (218)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Loss on sales of real estate                                  4               11
       Depreciation and amortization                               389              347
       Amortization of loan fees, included in
         interest expense                                           23               28
       Changes in certain assets and liabilities:
         Accounts and interest receivable                           --              (75)
         Deferred financing costs and other fees                  (166)             (71)
         Prepaid expenses and other assets                          (1)             (51)
         Accounts payable and other liabilities                    (84)             263
         Interest payable                                           --               17
                                                            ----------       ----------

         Net cash provided by operating activities                  33              251
                                                            ----------       ----------

Cash flows from investing activities:
   Net proceeds from sales of land                                 296              241
   Net additions to real estate investments                       (220)            (174)
                                                            ----------       ----------

         Net cash provided by investing activities                  76               67
                                                            ----------       ----------

Cash flows from financing activities:
   Notes payable principal payments                                (40)             (63)
   Retirement of limited partnership units                          (1)             (86)
                                                            ----------       ----------

         Net cash used for financing activities                    (41)            (149)
                                                            ----------       ----------

Net increase in cash and cash equivalents                           68              169

Cash and cash equivalents at beginning of period                 4,297              788
                                                            ----------       ----------

Cash and cash equivalents at end of period                  $    4,365       $      957
                                                            ==========       ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                 $      352       $      463
                                                            ==========       ==========



                     See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


Note 1.      THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations and cash flows for the three months ended March 31, 1999 and 1998.

Proposed Asset Sale and Dissolution - The General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership and has filed preliminary consent solicitation materials with the United States Securities and Exchange Commission (the "Commission") with the goal of mailing consent solicitation materials to the Limited Partners in the quarter ending June 30, 1999. Assuming a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership is submitted to and approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's remaining properties in 1999, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received, which the General Partner does not expect to occur prior to at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its remaining properties. If the Limited Partners consent to the Partnership selling all of its remaining properties and then liquidating, the General Partner currently intends to offer the Partnership's remaining properties for sale by soliciting bids from various potential purchasers.

If a proposal for the sale of the Partnership's properties and liquidation of the Partnership is submitted to the Limited Partners, but not approved, the Partnership currently intends to continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

Allocation of Net Income and Net Loss - Allocation of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero.

Net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net income other than net income from operations shall be allocated as follows: (i) first,

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partners be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income other than net income from operations for any period.

Management Matters - Effective January 1, 1995, Glenborough entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sells any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee which is fixed for five years subject to reduction in the year following the sale of assets ($597,000 in 1999); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


The consent of the partners to a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development", all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

When the sale price and timing of the last property disposal is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the partners upon liquidation will be estimated.

Consolidation - In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $6,400,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,268,000 at March 31, 1999, and matures on May 1, 2006 with an 8.744% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

Note 2.      REFERENCE TO 1998 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1998 audited consolidated financial statements.

Note 3.      SALE OF REAL ESTATE

On January 15, 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California to an unaffiliated entity for $334,800. The Partnership recognized a $4,000 loss on the sale and the net proceeds of approximately $296,000 were added to the Partnership's operating cash reserves.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 1999 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded when and if it becomes payable.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of March 31, 1999. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Partnership had cash of $4,365,000 (exclusive of $369,000 in restricted cash). The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $37,671,000 at March 31, 1999, which includes $33,651,000 in rental properties, $1,579,000 of land held for development and $2,441,000 of land held for sale.

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. As discussed in
Note 1 of Item 1, the General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership and has filed preliminary consent solicitation materials with the United States Securities and Exchange Commission (the "Commission") with the goal of mailing consent solicitation materials to the Limited Partners in the quarter ending June 30, 1999. Assuming a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership is submitted to and approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's remaining properties in 1999, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received, which the General Partner does not expect to occur prior to at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its remaining properties. If the Limited Partners consent to the Partnership selling all of its remaining properties and then liquidating, the General Partner currently intends to offer the Partnership's remaining properties for sale by soliciting bids from various potential purchasers.

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

Operationally, the Partnership's primary source of funds consist of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income from certificates of deposit, and other deposits of funds invested temporarily. Cash generated from property sales are generally added to the Partnership's cash reserves, pending use in the development of properties, or are distributed to the partners.

The majority of the Partnership's assets are located in the Tri-City Corporate Centre, in San Bernardino, California. Tri-City is in the heart of the Inland Empire, a submarket of Southern California and is the most densely populated area of San Bernardino and Riverside counties. The Partnership's Tri City "Class A" office buildings such as One Vanderbilt and Two Vanderbilt experienced strong leasing activity over the past two quarters. Tri City's retail space continued to experience strong leasing activity during the first quarter ended March 31, 1999 even though the retail sector in general has been adversely affected by the presence of outlet retailers. The market for industrial space appears to be improving due to the demand for space for both warehouse and distribution facilities. Management currently believes that the overall real estate market in the Inland Empire remains strong through 1999, with conditions beyond such time being less predictable.

Tri-City

The Partnership currently owns the following ten properties in Tri-City Corporate Center:

Property                                   Type                     Square Feet
---------------------------  ----------------------------------     -----------
One Vanderbilt               Four story office building                73,730
Two Vanderbilt               Four story office building                69,046
Carnegie Business Center I   Two R & D buildings                       62,539
Service Retail Center        Two retail buildings                      20,780
Promotional Retail Center    Four strip center retail buildings        66,265
Inland Regional Center       Two story office building                 81,079
TGI Friday's                 Restaurant                                 9,386
Circuit City                 Retail building                           39,123
Office Max                   Retail building                           23,500
Mimi's Cafe                  Restaurant                                 6,455

The Partnership also owns approximately 23 acres of unimproved land in the Tri-City area.

Lake Elsinore Property

The Partnership owns approximately 24.8 acres of undeveloped, commercially zoned land in Lake Elsinore, Riverside County, California. The Lake Elsinore property is reflected as land held for sale in the accompanying consolidated balance sheets.

Perris

On January 15, 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California, to an unaffiliated third party for $334,800. The Partnership realized a $4,000 loss on the sale and $296,000 of net sales proceeds, which were added to cash reserves.

Temecula Property

The Partnership owns two parcels of undeveloped, commercially zoned land in Temecula, Riverside County, California (referred to as Rancon Towne Village), and is reflected as land held for sale in the accompanying consolidated balance sheets.

General Matters

The $300,000 or 11% decrease in land held for sale at March 31, 1999 compared to December 31, 1998 was due to the sale of the Perris property.

The $100,000 or 8% increase in deferred financing costs and other fees at March 31, 1999 compared to December 31, 1998 is due to the payment of lease commissions relating to new tenants at One Vanderbilt and the new leases for Office Max and Mimi's Cafe.

Management believes that the Partnership's cash balance at March 31, 1999 together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short- term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

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

RESULTS OF OPERATIONS

Revenues

Rental income decreased $287,000 or 15% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, primarily as a result of: (i) the loss of rental income due to the June 1998 sale of Shadowridge Woodbend Apartments ("Shadowridge"); and (ii) the decrease in occupancy at Service Retail Center. This decrease in rental revenue was partially offset by the commencement of operations of Office Max and Mimi's Cafe and the increased occupancy at One Vanderbilt, Two Vanderbilt and Carnegie Business Center I.

Occupancy rates at the Partnership's Tri-City properties as of March 31, 1999 and 1998 were as follows:

                                                             March 31,
                                                -------------------------------
                                                     1999                1998
                                                ---------------     -----------
   One Vanderbilt                                     91%                 75%
   Two Vanderbilt                                    100%                 93%
   Service Retail Center                              84%                100%
   Carnegie Business Center I                         78%                 69%
   Promotional Retail Center                         100%                100%
   Inland Regional Center                            100%                100%
   TGI Friday's                                      100%                100%
   Circuit City                                      100%                100%
   Office Max (commenced October 1998)               100%                 N/A
   Mimi's Cafe (commenced January 1999)              100%                 N/A

As of March 31, 1999, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease which expires in December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009;
(vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 269,000 square feet of the 452,000 total leasable square feet at Tri-City and accounted for approximately 57% of the total rental income of the Partnership during the first quarter of 1999.

The sixteen percentage point increase in occupancy from March 31, 1998 to March 31, 1999 at One Vanderbilt is attributed to the expansion of the leased space of two existing tenants.

The seven percentage point increase in occupancy from March 31, 1998 to March 31, 1999 at Two Vanderbilt is attributed to the expansion of the leased space of an existing tenant.

The sixteen percentage point decrease in occupancy from March 31, 1998 to March 31, 1999 at Service Retail Center is a result of three tenants, occupying 3,314 square feet of space in the aggregate, vacating their space upon their respective lease terminations. Management has executed a lease expansion for 1,103 square feet, with construction to commence in May 1999. Management is currently negotiating lease terms with a prospective tenant for approximately 1,100 square feet of space, and has been marketing other vacant space to potential tenants.

The nine percentage point increase in occupancy from March 31, 1998 to March 31, 1999 at Carnegie Business Center is attributed to leasing of 5,730 square feet of space to three new tenants.

The  construction  of Office Max and Mimi's  Cafe,  23,500 and 6,455 square feet
build-to-suit   retail  buildings,   were  completed  during  1998,  with  lease
commencements in October, 1998 and January, 1999, respectively.

Interest income increased $66,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 as a result of the increase in cash reserves resulting from the sale of Shadowridge.

Expenses

Operating expenses decreased $171,000 or 21% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998 primarily due to the sale of Shadowridge. This increase is partially offset by an increase in property operating expenses attributable to the commencement of operations of Office Max and Mimi's Cafe.

Interest expense decreased $134,000 or 26% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to the payoff of the $5,800,000, 7.95% fixed rate loan secured by Shadowridge.

Depreciation and amortization increased $42,000 or 12% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due primarily to the commencement of operations of Office Max and Mimi's Cafe and depreciation of additions to rental properties.

The loss on sale of real estate of $4,000 for the three months ended March 31, 1999 resulted from the sale of Perris property. The loss on sale of real estate of $11,000 for the three months ended March 31, 1998 resulted from the sale of a Rancon Towne Village parcel.

Expenses associated with undeveloped land decreased $15,000 or 11% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to: (i) the reduction of property taxes as a result of the sale of the Perris property in January 1999; and (ii) the reduction of expenses upon completion of construction of Office Max and Mimi's Cafe during the last quarter of 1998.

General and administrative expenses decreased $45,000 or 16% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily due to a decrease in asset management fees resulting from the 1998 sale of Shadowridge.

The proposed dissolution costs of $45,000 and $22,000 for the three months ended March 31, 1999 and 1998, respectively, represent charges for work performed and expenses incurred while exploring the possibilities of having the Partnership sell of all of its properties and then liquidate, and preparation of preliminary proxy materials in the quarter ended March 31, 1999. See Item 1 of Part I for further details.

Year 2000 Compliance

State of Readiness. Glenborough Corporation ("Glenborough"), the Partnership's asset and property manager, utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations. Although the Partnership does not utilize any significant IT Systems of its own, it does utilize embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these IT Systems and Property Systems will be necessary.

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

Part II.          OTHER INFORMATION


Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                  (27)  Financial Data Schedule

                  (b) Reports on Form 8-K:

On March 31, 1999, the Partnership filed Amendment No. 1 on Form 8-K/A relating to its Current Report on Form 8-K dated July 6, 1998 and filed with the Commission on July 9, 1998 relating to the sale of the Shadowridge Woodbend Apartments. The Form 8-K/A: (i) amends Item 7 of the Form 8-K to incorporate notes to the pro forma financial statements contained in the Form 8-K and amend certain pro forma adjustments; and (ii) restates Items 2 and 7 of the Form 8-K in their entirety.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RANCON REALTY FUND IV,
                                   a California limited partnership

                                   By:        Rancon Financial Corporation
                                              a California corporation,
                                              its General Partner



Date:    May  12, 1999                        By:      /s/  DANIEL L. STEPHENSON
                                                      --------------------------
                                                      Daniel L. Stephenson,
                                                      President

Date:    May 12, 1999                         By:     /s/   DANIEL L. STEPHENSON
                                                      --------------------------
                                                      Daniel L. Stephenson,
                                                      General Partner