Form 10-Q
period 1999-06-30
RANCON REALTY FUND IV
filed 1999-08-13
CIK 743870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                           Yes  X             No

          Total number of units outstanding as of June 30, 1999: 76,765

PART I.             FINANCIAL INFORMATION


Item 1.             Financial Statements

                                       RANCON REALTY FUND IV,
                                  A CALIFORNIA LIMITED PARTNERSHIP

                                     Consolidated Balance Sheets
                                 (in thousands, except unit amounts)


                                                                      June 30,        December 31,
                                                                        1999              1998
                                                                    (Unaudited)         (Audited)
                                                                   -------------     -------------
Assets
Investments in real estate:
     Rental property, net of accumulated depreciation of
       $13,427 and $12,723 at June 30, 1999 and December
       31, 1998, respectively                                      $      33,363     $      33,781
     Land held for development                                             1,579             1,575
     Land held for sale                                                    2,441             2,741
                                                                   -------------     -------------

         Total real estate investments                                    37,383            38,097
                                                                   -------------     -------------

     Cash and cash equivalents                                             4,497             4,297
     Restricted cash                                                         369               369
     Deferred financing costs and other fees, net of
       accumulated amortization of $1,340 and $1,195
       at June 30, 1999 and December 31, 1998, respectively                1,389             1,312
     Prepaid expenses and other assets                                     1,192             1,434
                                                                   -------------     -------------

         Total assets                                              $      44,830     $      45,509
                                                                   =============     =============

Liabilities and Partners' Equity (Deficit)
Liabilities:
     Notes payable                                                 $      15,922     $      16,005
     Accounts payable and other liabilities                                  613               929
                                                                   -------------     -------------
       Total liabilities                                                  16,535            16,934
                                                                   -------------     -------------

Commitments and contingent liabilities (see Note 4)                           --                --

Partners' Equity (Deficit):
     General partners                                                       (658)             (658)
     Limited partners, 76,765 and 76,767 limited partnership
       units outstanding at June 30, 1999 and December 31,
       1998, respectively                                                 28,953            29,233
                                                                   -------------     -------------
       Total partners' equity                                             28,295            28,575
                                                                   -------------     -------------

           Total liabilities and partners' equity                  $      44,830     $      45,509
                                                                   =============     =============


                           See accompanying notes to financial statements.


                                         RANCON REALTY FUND IV,
                                    A CALIFORNIA LIMITED PARTNERSHIP

                                 Consolidated Statements of Operations
                     (in thousands, except per unit amounts and units outstanding)
                                              (Unaudited)


                                               Three months ended                Six months ended
                                                     June 30,                        June 30,
                                            --------------------------     ---------------------------
                                               1999             1998           1999             1998
                                            ----------      ----------     -----------      ----------
Revenues:
  Rental income:                            $    1,701      $    1,784     $     3,324      $    3,694
  Interest and other income                         34              13             110              23
  Gain on sale of rental property                   --           5,468              --           5,468
                                            ----------      ----------     -----------      ----------
     Total revenues                              1,735           7,265           3,434           9,185
                                            ----------      ----------     -----------      ----------

Expenses:
  Operating                                        632             733           1,284           1,556
  Interest expense                                 385             475             759             983
  Depreciation and amortization                    406             346             795             693
  Loss on sales of real estate                      --              --               4              11
  Expenses  associated  with
     undeveloped land                               94             141             218             280
  General and administrative                       256             338             499             626
  Proposed dissolution costs                       109              --             154              22
                                            ----------      ----------     -----------      ----------
     Total expenses                              1,882           2,033           3,713           4,171
                                            ----------      ----------     -----------      ----------

  Net income (loss)                         $     (147)     $    5,232     $      (279)     $    5,014
                                            ==========      ==========     ===========      ==========

Net income (loss) per limited
  partnership unit                          $    (1.91)     $    64.55     $     (3.63)     $    61.67
                                            ==========      ==========     ===========      ==========

Weighted average number of limited
  partnership units outstanding during
  each period used to compute net loss
  per limited partnership unit                  76,765          76,821          76,765          76,881
                                            ==========      ==========     ===========      ==========












                            See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                     For the six months ended June 30, 1999
                                 (in thousands)
                                   (Unaudited)


                                             General     Limited
                                            Partners     Partners       Total
                                            --------    ----------   ----------

Balance at December 31, 1998                $   (658)   $   29,233   $   28,575

Retirement of limited partnership units           --            (1)          (1)

Net loss                                          --          (279)        (279)
                                            --------    ----------   ----------

Balance at June 30, 1999                    $   (658)   $   28,953   $   28,295
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

                                RANCON REALTY FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP

                         Consolidated Statements of Cash Flows
                                    (in thousands)
                                      (Unaudited)


                                                               Six months ended
                                                                    June 30,
                                                         ---------------------------
                                                            1999             1998
                                                         ----------       ----------
Cash flows from operating activities:
   Net income (loss)                                     $     (279)      $    5,014
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Net (gain) loss on sales of real estate                    4           (5,457)
       Depreciation and amortization                            795              693
       Amortization of loan fees, included in
         interest expense                                        55               52
       Changes in certain assets and liabilities:
         Deferred financing costs and other fees               (223)            (169)
         Prepaid expenses and other assets                      242                7
         Accounts payable and other liabilities                (316)              80
         Interest payable                                        --               (2)
                                                         ----------       ----------

         Net cash provided by operating activities              278              218
                                                         ----------       ----------

Cash flows from investing activities:
   Net proceeds from sales of land                              296           15,847
   Net additions to real estate investments                    (290)            (378)
                                                         ----------       ----------

         Net cash provided by investing activities                6           15,469
                                                         ----------       ----------

Cash flows from financing activities:
   Notes payable principal payments                             (83)          (5,922)
   Retirement of limited partnership units                       (1)             (89)
                                                         ----------       ----------

         Net cash used for financing activities                 (84)          (6,011)
                                                         ----------       ----------

Net increase in cash and cash equivalents                       200            9,676

Cash and cash equivalents at beginning of period              4,297              788
                                                         ----------       ----------

Cash and cash equivalents at end of period               $    4,497       $   10,464
                                                         ==========       ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                $      704       $      933
                                                         ==========       ==========



                    See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Note 1.      THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of June 30, 1999 and December 31, 1998, and the related consolidated statements of operations and cash flows for the six months ended June 30, 1999 and 1998.

Asset Sale and Dissolution Proposal - The General Partner is currently seeking the Limited Partners' consent to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership ("Dissolution"). A Consent Solicitation Statement was sent to the Limited Partners on July 6, 1999, detailing the Asset Sale and Dissolution Proposal (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of
1999). The Partnership's properties consist of ten rental properties and approximately 23 acres of unimproved land in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties") and an aggregate of approximately 27 acres of unimproved land in Lake Elsinore and Temecula, California (the "Remaining Properties"). Assuming the Asset Sale and Dissolution Proposal is approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's properties within approximately six months after consent has been obtained, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). The GLB Matching Right applies to the Tri-City Properties and the Remaining Properties. GLB is not an affiliate of the Partnership.

If the Limited Partners consent to the Asset Sale and Dissolution Proposal, the General Partner currently intends to offer the Partnership's Tri-City Properties for sale by soliciting bids from various potential purchasers. The Remaining Properties will not be sold with the Tri-City Properties, but will be sold separately in a single or multiple sales. If the Asset Sale and Dissolution Proposal is not approved by the Limited Partners, the General Partner currently intends to continue to manage the Partnership and its properties and will

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


continue to entertain and consider indications of interest from third parties to acquire all or a portion of the properties. The Partnership will continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

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

Net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partners be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the limited partner's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income other than net income from operations for any period.

Management Agreement - Effective January 1, 1995, Glenborough entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sells any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


fee which is fixed for five years subject to reduction in the year following the sale of assets ($597,000 in 1999); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($49,750 in 1999) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Basis of Accounting - The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

The consent of the Limited Partners to the proposal to sell all of the Partnership's properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development", all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

When the sale price and timing of the last property disposal is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the partners upon liquidation will be estimated.

Consolidation - In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $6,400,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,244,000 at June 30, 1999, and matures on May 1, 2006 with an 8.744% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Note 2.      REFERENCE TO 1998 AUDITED FINANCIAL STATEMENTS

These unaudited consolidated financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1998 audited consolidated financial statements.

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

Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at June 30, 1999 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital, which is not expected to be achieved as a result of the Asset Sale. As a result, such subordinated real estate commissions will not be paid to the General Partner and will be eliminated.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of June 30, 1999. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Note 5.      NOTES PAYABLE

Notes payable as of June 30, 1999 and December 31, 1998 were as follows (in thousands):

                                                                           1999         1998
                                                                         --------     --------
Note  payable  secured by first  deed of trust on Service  Retail
Center, Promotional Retail Center and Carnegie Business Center I.
The loan,  which matures May 1, 2006, is a 10-year,  8.744% fixed rate loan with a 25-year amortization  requiring monthly payments
of principal and interest totaling $53.                                  $  6,244     $  6,290

Note payable  secured by first deed of trust on the IRC building.
Interest  accrues  at a fixed  rate of 8.75% per  annum.  Monthly payments of $21 of principal  and interest are due until the loan
matures on April 23, 2001.                                                  2,410        2,429

Note payable secured by first deed of trust on the One Vanderbilt building.  The  note  bears  interest  at a fixed  rate of 9% per annum.  Monthly installments of $20 of principal and interest are due until January 1, 2005, at which time the unpaid principal and
interest are payable in full.                                               2,268        2,286

Note payable  secured by first deeds of trust on Circuit City and
TGI Friday's. Interest is payable monthly at one percent (1%) per annum in  excess  of the  lender's  "Prime  Rate"  until the loan matures on April 30, 2000 at which time the unpaid  principal and
interest are due.                                                           5,000        5,000
                                                                         --------     --------
Total notes payable                                                      $ 15,922     $ 16,005
                                                                         ========     ========

On March 30, 1999, the Partnership extended the maturity date of its note payable to Wells Fargo Bank one year from April 30, 1999, to April 30, 2000, and incurred approximately $75,000 in loan fees.

Note 6.      PROPOSED DISSOLUTION COSTS

The General Partner is currently seeking the Limited Partners' consent to the Asset Sale and Dissolution Proposal (see Note 1). Costs totaling $154,000 and $22,000 related to the proposal have been incurred and are reflected in the accompanying consolidated statements of operations for the six months ended June 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Partnership had cash of $4,497,000 (exclusive of $369,000 in restricted cash). The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $37,383,000 at June 30, 1999, which includes $33,363,000 in rental properties, $1,579,000 of land held for development and $2,441,000 of land held for sale.

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. As discussed in
Note 1 of the Notes to Consolidated Financial Statements, the General Partner is currently seeking the Limited Partners' consent to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership ("Dissolution"). A Consent Solicitation Statement was sent to the Limited Partners on July 6, 1999, detailing the Asset Sale and Dissolution Proposal (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999). The Partnership's properties consist of ten rental properties and approximately 23 acres of unimproved land in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties") and an aggregate of approximately 27 acres of unimproved land in Lake Elsinore and Temecula, California (the "Remaining Properties"). Assuming the Asset Sale and Dissolution Proposal is approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's properties within six months after consent has been obtained, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). The GLB Matching Right applies to the Tri-City Properties and the Remaining Properties. GLB is not an affiliate of the Partnership.

If the Limited Partners consent to the Asset Sale and Dissolution Proposal, the General Partner currently intends to offer the Partnership's Tri-City Properties for sale by soliciting bids from various potential purchasers. The Remaining Properties will not be sold with the Tri-City Properties, but will be sold separately in a single or multiple sales.

If the Asset Sale and Dissolution Proposal is not approved by the Limited Partners, the General Partner currently intends to continue to manage the Partnership and its properties and will continue to entertain and consider indications of interest from third parties to acquire all or a portion of the properties. The Partnership will continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

Assuming consummation of the Asset Sale and Dissolution, prior to completion of the sale of all of the Partnership's properties and the receipt in cash of the proceeds thereof, the General Partner currently intends to, but is not obligated, to make interim distributions to the Limited Partners, from time to time, of all or a portion of the net proceeds from sale of the properties. The General Partner will not receive any of the net proceeds from sale of the properties or upon dissolution with respect to its general partnership interests. The General Partner also intends to distribute in 1999 the net proceeds from the January 1999 sale of the Perris property. See Note 3 of the Notes to Consolidated Financial Statements above for further details.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimates of sales proceeds and future distributions resulting from the Asset Sale, estimates of the timing of the sale of the properties, the dissolution of the Partnership and the distribution of sales proceeds. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. All forward-looking statements included in this document are based on information available to the Partnership on the date hereof, and reflect the best judgment of the management of the Partnership. The General Partner's current plans are subject to change, including in the event of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that the Asset Sale and Dissolution Proposal will be approved by the Limited Partners, or if and when the properties will be sold, the proceeds distributed, and the Partnership liquidated. The timing of any sale of the Partnership's properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the date when consent of the Limited Partners is obtained (assuming it is obtained), the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties are sold, and the duration of any installment sales of any of the properties.

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

The majority of the Partnership's assets are located in the Tri-City Corporate Centre, in San Bernardino, California. Tri-City is in the heart of the Inland Empire, a submarket of Southern California and is the most densely populated area of San Bernardino and Riverside counties. Tri-City's office space market continues to improve despite recent completion of new buildings within the neighboring area. Tri-City's retail space market continued to experience strong leasing activity, benefiting from its excellent location affording good freeway visibility and access, while the industrial space market appears to be improving due to the demand for space for both warehouse and distribution facilities. Management currently believes that the overall real estate market in the Inland Empire will remain strong through 1999, with conditions beyond such time being less predictable.

Tri-City Properties

The Partnership's Tri-City Properties consist of approximately 23 acres of unimproved land and approximately 451,903 square feet of improved properties. The Partnership's improved properties in the Tri-City Corporate Centre are as follows:

 Property                                     Type                   Square Feet
 --------------------------     ----------------------------------   -----------
 One Vanderbilt                 Four story office building              73,730
 Two Vanderbilt                 Four story office building              69,046
 Carnegie Business Center I     Two R & D buildings                     62,539
 Service Retail Center          Two retail buildings                    20,780
 Promotional Retail Center      Four strip center retail buildings      66,265
 Inland Regional Center         Two story office building               81,079
 TGI Friday's                   Restaurant                               9,386
 Circuit City                   Retail building                         39,123
 Office Max                     Retail building                         23,500
 Mimi's Cafe                    Restaurant                               6,455

Remaining Properties

The Partnership's Remaining Properties consist of approximately 24.8 acres of undeveloped, commercially zoned land in Lake Elsinore, Riverside County, California ("Lake Elsinore Plaza") and approximately 1.8 acres of undeveloped, commercially zoned land in Temecula, Riverside County, California (referred to as Rancon Towne Village). The Lake Elsinore Plaza and the Rancon Towne Village properties are reflected as land held for sale in the accompanying consolidated balance sheets.

General Matters

The $300,000 or 11% decrease in land held for sale at June 30, 1999 compared to December 31, 1998 is due primarily to the January 1999 sale of the Perris property.

The $242,000 or 17% decrease in prepaid expenses and other assets at June 30, 1999 compared to December 31, 1998 is due primarily to the collection of approximately $289,000 of December 31, 1998 tenant receivables in the first quarter of 1999. This decrease in prepaid expenses and other assets was slightly offset by an increase due to the prepayment of the third quarter investor relations fees in June 1999.

The $77,000 or 6% increase in deferred financing costs and other fees at June 30, 1999 compared to December 31, 1998 is due to the payment of loan fees relating to the refinancing of the note payable secured by first deeds of trust in Circuit City and TGI Friday's.

The $316,000 or 34% decrease in accounts payable and other liabilities at June 30, 1999 compared to December 31, 1998 is due to the payment of December 31, 1998 accounts payable related to tenant improvements in the first half of 1999. The construction of the tenant improvements was completed in May 1999.

Management believes that the Partnership's cash balance at June 30, 1999, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Aside from the foregoing and the current plan to potentially sell all of the Partnership's properties and liquidate the Partnership, the Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.


RESULTS OF OPERATIONS


Revenues


Rental income decreased $370,000 or 10% and $83,000 or 5% during the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, primarily as a result of: (i) the loss of rental income due to the June 1998 sale of Shadowridge Woodbend Apartments ("Shadowridge"); and (ii) the decrease in occupancy at Service Retail Center. This decrease in rental revenue was partially offset by the commencement of operations of Office Max and Mimi's Cafe and the increased occupancy at Two Vanderbilt and Carnegie Business Center I.

Occupancy rates at the Partnership's Tri-City properties as of June 30, 1999 and 1998 were as follows:
                                                         June 30,
                                            --------------------------------
                                                 1999                1998
                                            ---------------     ------------

   One Vanderbilt                                 95%                 97%
   Two Vanderbilt                                100%                 93%
   Service Retail Center                          84%                 95%
   Carnegie Business Center I                     78%                 72%
   Promotional Retail Center                     100%                100%
   Inland Regional Center                        100%                100%
   TGI Friday's                                  100%                100%
   Circuit City                                  100%                100%
   Office Max (commenced October 1998)           100%                 N/A
   Mimi's Cafe (commenced January 1999)          100%                 N/A

As of June 30, 1999, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through in December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009;
(vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 269,000 square feet of the 452,000 total leasable square feet at Tri-City and accounted for approximately 56% of the total rental income of the Partnership during the second quarter of 1999.

The 7% increase in occupancy from June 30, 1998 to June 30, 1999 at Two Vanderbilt is attributed to the expansion of the leased space of an existing tenant.

The 11% decrease in occupancy from June 30, 1998 to June 30, 1999 at Service Retail Center resulted from three tenants, occupying 3,314 square feet of space in the aggregate, vacating their space upon their respective lease terminations. Management has executed a lease expansion for 1,103 square feet and has renewed one tenant occupying 3,001 square feet to a five year lease. Management is currently negotiating lease terms with a prospective tenant for approximately 1,100 square feet of space and is negotiating lease renewals for three tenants occupying a total of 2,140 square feet of space.

The 6% increase in occupancy from June 30, 1998 to June 30, 1999 at Carnegie Business Center I is attributed to the leasing of 4,122 square feet of space to two new tenants. Management is currently negotiating a lease expansion with an existing tenant for an additional 3,985 square feet of space.

The  construction  of Office Max and Mimi's  Cafe,  23,500 and 6,455 square feet
build-to-suit   retail   buildings,   was  completed  during  1998,  with  lease
commencements in October, 1998 and January, 1999, respectively.

Interest income increased $87,000 or 378% and $21,000 or 162% during the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, as a result of the increase in cash reserves resulting from the sale of Shadowridge.

The gain on sale of rental property of $5,468,000 for the six and three months ended June 30, 1998 resulted from the June 1998 sale of Shadowridge.

Expenses

Operating expenses decreased $272,000 or 17% and $101,000 or 14% for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, due primarily to the June 1998 sale of Shadowridge. This decrease is partially offset by an increase in property operating expenses attributable to the commencement of operations of Office Max and Mimi's Cafe.

Interest expense decreased $224,000 or 23% and $90,000 or 19% for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, due to the payoff of the $5,800,000, 7.95% fixed rate loan secured by Shadowridge.

Depreciation and amortization increased $102,000 or 15% and $60,000 or 17% for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, due primarily to the commencement of operations of Office Max and Mimi's Cafe.

The loss on sale of real estate of $4,000 for the six months ended June 30, 1999 resulted from the sale of the Perris property. The loss on sale of real estate of $11,000 for the six months ended June 30, 1998 resulted from the sale of a Rancon Towne Village parcel.

Expenses associated with undeveloped land decreased $62,000 or 22% and $47,000 or 33% for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, due to: (i) the receipt of real estate tax refunds in May 1999; (ii) the reduction of property taxes as a result of the sale of the Perris property in January 1999; and (iii) the reduction of expenses upon completion of construction of Office Max and Mimi's Cafe during the last quarter of 1998.

General and administrative expenses decreased $127,000 or 20% and $82,000 or 24% for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, primarily due to a decrease in asset management fees resulting from the 1998 sale of Shadowridge.

The proposed dissolution costs of $154,000 and $22,000 for the six months ended June 30, 1999 and 1998, respectively, represent charges for work performed and expenses incurred while exploring the possibilities of having the Partnership sell all of its properties and liquidate thereafter, and costs relating to the preparation of preliminary proxy materials in the quarter ended June 30, 1999.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  Incorporated herein by reference to Note 1 of the Notes to Consolidated Financial Statements.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                  (27)  Financial Data Schedule

                  (b)  Reports on Form 8-K (incorporated herein by reference):

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


                             RANCON REALTY FUND IV,
                             a California limited partnership

                                 By      Rancon Financial Corporation
                                         a California corporation,
                                         its General Partner



Date:    August 13, 1999                 By:     /s/  DANIEL L. STEPHENSON
                                                 --------------------------
                                                 Daniel L. Stephenson, President

Date:    August 13, 1999         By:     /s/  DANIEL L. STEPHENSON
                                         --------------------------
                                         Daniel L. Stephenson, General Partner