Form 10-Q
period 1999-09-30
RANCON REALTY FUND IV
filed 1999-11-15
CIK 743870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


                                Yes    X     No

       Total number of units outstanding as of September 30, 1999: 76,765

PART I.             FINANCIAL INFORMATION


Item 1.             Financial Statements

                                          RANCON REALTY FUND IV,
                                     A CALIFORNIA LIMITED PARTNERSHIP

                                        Consolidated Balance Sheets
                                    (in thousands, except unit amounts)


                                                                          September 30,     December 31,
                                                                               1999             1998
                                                                           (Unaudited)       (Audited)
                                                                         --------------   ---------------
Assets
Investments in real estate:
     Rental property, net of accumulated depreciation of
       $13,786 and $12,723 at September 30, 1999 and
       December 31, 1998, respectively                                   $      33,055    $       33,781
     Land held for development                                                   1,587             1,575
     Land held for sale                                                          2,481             2,741
                                                                         -------------    --------------

         Total real estate investments                                          37,123            38,097
                                                                         -------------    --------------

     Cash and cash equivalents                                                   4,646             4,297
     Restricted cash                                                               369               369
     Deferred financing costs and other fees, net of
       accumulated amortization of $1,413 and $1,195
       at September 30, 1999 and December 31, 1998,
       respectively                                                              1,325             1,312
     Prepaid expenses and other assets                                           1,224             1,434
                                                                         -------------    --------------

         Total assets                                                    $      44,687    $       45,509
                                                                         =============    ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
     Notes payable                                                       $      15,880    $       16,005
     Accounts payable and other liabilities                                        850               929
                                                                         -------------    --------------
       Total liabilities                                                        16,730            16,934
                                                                         -------------    --------------

Commitments and contingent liabilities (see Note 4)                                 --                --

Partners' Equity (Deficit):
     General partners                                                             (658)             (658)
     Limited partners, 76,765 and 76,767 limited partnership
       units outstanding at September 30, 1999 and December
       31, 1998, respectively                                                    28,615           29,233
                                                                         --------------   --------------
       Total partners' equity                                                   27,957            28,575
                                                                         -------------    --------------

           Total liabilities and partners' equity                        $      44,687    $       45,509
                                                                         =============    ==============


                              See accompanying notes to financial statements.


                                         RANCON REALTY FUND IV,
                                    A CALIFORNIA LIMITED PARTNERSHIP

                                 Consolidated Statements of Operations
                     (in thousands, except per unit amounts and units outstanding)
                                              (Unaudited)


                                              Three months ended                Nine months ended
                                                September 30,                     September 30,
                                           --------------------------      ---------------------------
                                              1999             1998            1999             1998
                                           ----------      ----------      -----------      ----------
 Revenues:
   Rental income                           $    1,619      $    1,490      $     4,943      $    5,184
   Interest and other income                       40             129              150             152
   Gain on sale of rental property                 --              --               --           5,468
                                           ----------      ----------      -----------      ----------
      Total revenues                            1,659           1,619            5,093          10,804
                                           ----------      ----------      -----------      ----------

 Expenses:
   Operating                                      702             605            1,986           2,161
   Interest expense                               383             389            1,142           1,372
   Depreciation and amortization                  403             350            1,198           1,043
   Loss on sales of real estate                    --              --                4              11
   Expenses  associated  with
      undeveloped land                            121             115              339             395
   General and administrative                     250             313              749             939
   Proposed dissolution costs                     138              26              292              48
                                           ----------      ----------      -----------      ----------
      Total expenses                            1,997           1,798            5,710           5,969
                                           ----------      ----------      -----------      ----------

   Net income (loss)                       $     (338)     $     (179)     $      (617)     $    4,835
                                           ==========      ==========      ===========      ==========

 Net income (loss) per limited
   partnership unit                        $    (4.40)     $    (2.33)     $     (8.03)     $    59.36
                                           ==========      ==========      ===========      ==========

 Weighted average number of limited
   partnership units outstanding
   during each period used to compute
   net income (loss) per limited
   partnership unit
                                               76,765          76,784           76,765          76,849
                                           ==========      ==========      ===========      ==========












                            See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                  For the nine months ended September 30, 1999
                                 (in thousands)
                                   (Unaudited)


                                             General    Limited
                                            Partners    Partners       Total
                                            --------   ----------   -----------

 Balance at December 31, 1998               $   (658)  $   29,233   $    28,575

 Retirement of limited partnership units          --           (1)           (1)

 Net loss                                         --         (617)         (617)
                                            --------   ----------   -----------

 Balance at September 30, 1999              $   (658)  $   28,615   $    27,957
                                            ========   ==========   ===========



































                 See accompanying notes to financial statements.


                                        RANCON REALTY FUND IV,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                Consolidated Statements of Cash Flows
                                            (in thousands)
                                             (Unaudited)


                                                                          Nine months ended
                                                                             September 30,
                                                                 ----------------------------------
                                                                      1999                  1998
                                                                 -------------         ------------
Cash flows from operating activities:
   Net income (loss)                                             $        (617)        $      4,835
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Net (gain) loss on sales of real estate                               4               (5,457)
       Depreciation and amortization                                     1,198                1,043
       Amortization of loan fees, included in
         interest expense                                                   82                   76
       Changes in certain assets and liabilities:
         Deferred financing costs and other fees                          (230)                (173)
         Prepaid expenses and other assets                                 210                  (95)
         Accounts payable and other liabilities                            (79)                 290
         Interest payable                                                   --                   (2)
                                                                 -------------         ------------

         Net cash provided by operating activities                         568                  517
                                                                 -------------         ------------

Cash flows from investing activities:
   Net proceeds from sales of land                                         296               15,847
   Net additions to real estate investments                               (389)              (1,128)
                                                                 -------------         ------------

         Net cash provided by (used for) investing activities              (93)              14,719
                                                                 -------------         ------------

Cash flows from financing activities:
   Notes payable principal payments                                       (125)              (5,960)
   Retirement of limited partnership units                                  (1)                 (95)
                                                                 -------------         ------------

         Net cash used for financing activities                           (126)              (6,055)
                                                                 -------------         ------------

Net increase in cash and cash equivalents                                  349                9,181

Cash and cash equivalents at beginning of period                         4,297                  788
                                                                 -------------         ------------

Cash and cash equivalents at end of period                       $       4,646         $      9,969
                                                                 =============         ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                      $       1,060         $      1,298
                                                                 =============         ============






                           See accompanying notes to financial statements.

                             RANCON REALTY FUND IV,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


Note 1.     THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of September 30, 1999 and December 31, 1998, and the related unaudited consolidated statements of operations and cash flows for the nine months ended September 30, 1999 and 1998.

Asset Sale and  Dissolution  Proposal - A Consent  Solicitation  Statement  (the
"Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999), discussed the General Partner's proposal to sell all of the Partnership's assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). The Partnership's properties consist of ten rental properties and approximately 23 acres of unimproved land in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties") and an aggregate of approximately 27 acres of unimproved land in Lake Elsinore and Temecula, California (the "Remaining Properties"). The General Partner currently intends to sell all of the Partnership's properties within approximately six months after consent has been obtained, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

As of August 25, 1999, the expiration of the voting period, 76,765 limited partnership units ("Units") were outstanding. Of the total Units outstanding, 61,429 Unitholders, or 80%, have voted ("Units Voted") and no response was received from the remaining 20%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with 54,010 Unitholders, or 88%, of the Units Voted in favor, 5,783 Unitholders, or 9%, against and 1,636 Unitholders, or 3%, abstaining.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the Tri-City Properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund V ("Fund V"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing Tri-City Properties and Fund V properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund V based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to

                             RANCON REALTY FUND IV,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner is currently assessing all offers on the properties in an effort to achieve the highest possible sales price and return value for the properties. The General Partner currently intends to close the bidding process by the end of November 1999. The Remaining Properties will not be sold with the Tri-City Properties, but will be sold separately in a single or multiple sales.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its Tri-City Properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer, received from an unaffiliated third party, the General Partner is willing to accept to sell all or a portion of the Partnership's properties. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement, which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB. The GLB Matching Right applies to the Tri-City Properties and the Remaining Properties.

Prior to the completion of the sale of all of the Partnership's properties and the receipt in cash of the proceeds thereof, the General Partner currently intends, but is not obligated, to make interim distributions to the Limited Partners, from time to time, of all or a portion of the net proceeds from the sale of the properties. The General Partner will not receive any of the net proceeds from the sale of the properties or upon dissolution of the Partnership with respect to its general partnership interests. The General Partner also intends to distribute in November 1999 the net proceeds from the January 1999 sale of the Perris land. See Note 3 below for further details.

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

                               September 30, 1999
                                   (Unaudited)


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

                               September 30, 1999
                                   (Unaudited)


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

Consolidation - In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $6,400,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,220,000 at September 30, 1999, and matures on May 1, 2006 with an 8.744% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

Reclassifications - Certain prior year balances have been reclassified to conform to the current year presentation.

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

                             RANCON REALTY FUND IV,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


Note 3.     SALE OF REAL ESTATE

On January 15, 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California to an unaffiliated entity for $334,800. The Partnership recognized a $4,000 loss on the sale and the net proceeds of approximately $296,000 were added to the Partnership's operating cash reserves, pending distribution to the Limited Partners in November 1999.

Note 4.     COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at September 30, 1999 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital, which is not expected to be achieved as a result of the Asset Sale. As a result, such subordinated real estate commissions will not be paid to the General Partner and will be eliminated.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of September 30, 1999. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying unaudited consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

Note 5.     NOTES PAYABLE

Notes payable as of September 30, 1999 and December 31, 1998 were as follows (in thousands):

                                                               1999        1998
                                                             -------     -------
Note payable secured by first deed of trust on Service
Retail Center, Promotional Retail Center and Carnegie
Business Center I. The loan, which matures May 1, 2006,
is a 10-year, 8.744% fixed rate loan with a 25-year
amortization requiring monthly payments of principal
and interest totaling $53.                                   $ 6,220     $ 6,290

                             RANCON REALTY FUND IV,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


                                                               1999        1998
                                                             -------     -------
Note payable secured by first deed of trust on the IRC
building. Interest accrues at a fixed rate of 8.75% per
annum. Monthly payments of $21 of principal and interest
are due until the loan matures on April 23, 2001.              2,402       2,429

Note payable secured by first deed of trust on the One
Vanderbilt building. The note bears interest at a fixed
rate of 9% per annum. Monthly payments of $20 of principal
and interest are due until January 1, 2005, at which time
the unpaid principal and interest are payable in full.         2,258       2,286

Note payable secured by first deeds of trust on Circuit
City and TGI Friday's. Interest is payable monthly at one
percent(1%) per annum in excess of the lender's "Prime Rate"
until the loan matures on April 30, 2000, at which time the
unpaid principal and interest are due.                         5,000       5,000
                                                             -------     -------
Total notes  payable                                         $15,880     $16,005
                                                             =======     =======

Note 6.     PROPOSED DISSOLUTION COSTS

Costs totaling $292,000 and $48,000, related to the Solicitation and the Asset Sale and Dissolution Proposal (as defined in Note 1), have been incurred and are reflected in the accompanying unaudited consolidated statements of operations for the nine months ended September 30, 1999 and 1998, respectively. These costs include expenses incurred for the preparation of the preliminary proxy materials and charges for work performed by independent appraisers and other consultants.

Note 7.     SUBSEQUENT EVENTS

On October 6, 1999, the Partnership entered into a contract with an unaffiliated third party buyer for the sale of one of the two parcels of unimproved land in Temecula, California (referred to as Rancon Towne Village) for $348,589. The sale is expected to close in December 1999. The sale of a Rancon Towne Village parcel is subject to the completion of due diligence, property inspections and other contingencies. Thus, there is no assurance that the sale will be completed.

On October 13, 1999, the Partnership executed a letter of intent with an unaffiliated third party buyer for the sale of the 24.8 acres of unimproved land in Lake Elsinore, California (referred to as Lake Elsinore Plaza) for $2,450,000. The sale is expected to close in December 1999. The sale of the Lake Elsinore Plaza is subject to the completion of due diligence, property inspections and other contingencies. Thus, there is no assurance that the sale will be completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Partnership's financial condition at September 30, 1999 and its result of operations for the nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the Partnership's December 31, 1998 audited consolidated financial statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Partnership had cash of $4,646,000 (exclusive of $369,000 in restricted cash). The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $37,123,000 at September 30, 1999, which includes $33,055,000 in rental properties, $1,587,000 of land held for development and $2,481,000 of land held for sale. The Partnership's primary liabilities include notes payable, totaling approximately $15,880,000 at September 30, 1999, which consist of four secured loans encumbering properties with an aggregate net book value of approximately $26,027,000 and maturity dates of April 30, 2000 and May 1, 2006. Three of the Partnership's notes payable require monthly principal and interest payments, and bear interest rates of 8.744% and 9%, while one note payable requires monthly interest-only payments and bears interest at 1% over the lender's Prime Rate.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales and interest income from invested cash balances. Cash generated from property sales is generally added to the Partnership's cash reserves, pending use in the development of properties or distribution to the partners.

Management believes that the Partnership's cash balance at September 30, 1999, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Aside from the current plan to potentially sell all of the Partnership's properties and liquidate the Partnership (as discussed below), the Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the nine months ended September 30, 1999, the Partnership's cash provided by operating activities totaled $568,000.

The $210,000, or 15%, decrease in prepaid expenses and other assets at September 30, 1999, compared to December 31, 1998, is due primarily to the collection of approximately $289,000 of December 31, 1998 tenant receivables in the first quarter of 1999. This decrease was slightly offset by an increase due to the prepayment of the fourth quarter investor relation fees and the annual earthquake insurance premiums in September 1999.

The $79,000, or 9%, decrease in accounts payable and other liabilities at September 30, 1999, compared to December 31, 1998, is due primarily to the payment of December 31, 1998 accounts payable related to tenant improvements during the first half of 1999. The construction of the tenant improvements was completed in May 1999. This decrease in accounts payable was partially offset by an increase due to property tax accruals for the current year. Property taxes are paid in April and December of each year.

Investing Activities

During the nine months ended September 30, 1999, the Partnership's cash used for investing activities totaled $93,000, which includes $296,000 of net cash proceeds from sale of land and $389,000 cash used for additions to real estate.

The Partnership received net cash proceeds of $296,000 from the January 1999 sale of approximately 17 acres of land, referred to as Perris land, for $334,800. The Partnership added the sale proceeds to its operating cash reserves, pending distribution to the Limited Partners in November 1999. The $260,000, or 9%, decrease in land held for sale at September 30, 1999, compared to December 31, 1998, is due primarily to this sale.

The Partnership invested, by way of improvements, approximately $337,000 in rental properties, $12,000 in land held for development and $40,000 in land held for sale.

Financing Activities

During the nine months ended September 30, 1999, the Partnership made a total of $125,000 in principal payments on its four notes payable.

During the nine months ended September 30, 1999, a total of 2 limited partnership units ("Units") were redeemed for approximately $1,000.

Asset Sale and Dissolution Proposal

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. As discussed in
Note 1 of the Notes to Consolidated Financial Statements, a Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders") on July 6, 1999 . The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999), discussed the General Partner's proposal to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). The Partnership's properties consist of ten rental properties and approximately 23 acres of unimproved land in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties") and an aggregate of approximately 27 acres of unimproved land in Lake Elsinore and Temecula, California (the "Remaining Properties"). The General Partner currently intends to sell all of the Partnership's properties within six months after consent has been obtained, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

As of August 25, 1999, the expiration of the voting period, 76,765 Units were outstanding. Of the total Units outstanding, 61,429 Unitholders, or 80%, have voted ("Units Voted") and no response was received from the remaining 20%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with 54,010 Unitholders, or 88%, of the Units Voted in favor, 5,783 Unitholders, or 9%, against and 1,636 Unitholders, or 3%, abstaining.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the Tri-City Properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund V ("Fund V"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing Tri-City Properties and Fund V properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund V based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner is currently assessing all offers on the properties in an effort to achieve the highest possible sales price and return value for the properties. The General Partner currently intends to close the bidding process by the end of November 1999. The Remaining Properties will not be sold with the Tri-City Properties, but will be sold in a single or multiple sales.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its Tri-City Properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer, received from an unaffiliated third party, the General Partner is willing to accept to sell all or a portion of the Partnership's properties. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement, which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB. The GLB Matching Right applies to the Tri-City Properties and the Remaining Properties.

Prior to the completion of the sale of all of the Partnership's properties and the receipt in cash of the proceeds thereof, the General Partner currently intends, but is not obligated, to make interim distributions to the Limited Partners, from time to time, of all or a portion of the net proceeds from the sale of the properties. The General Partner will not receive any of the net proceeds from the sale of the properties or upon dissolution of the Partnership with respect to its general partnership interests. The General Partner also intends to distribute in November 1999 the net proceeds from the January 1999 sale of the Perris land.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimates of sales proceeds and future distributions resulting from the Asset Sale, estimates of the timing of the sale of the properties, the dissolution of the Partnership and the distribution of sales proceeds. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. All forward-looking statements included in this document are based on information available to the Partnership on the date hereof, and reflect the best judgment of the management of the Partnership. The General Partner's current plans are subject to change, including in the event of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that the Asset Sale and Dissolution Proposal will be consummated, or if and when the properties will be sold, the proceeds distributed, and the Partnership liquidated. The timing of any sale of the Partnership's properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties are sold, and the duration of any installment sales of any of the properties.

Tri-City Properties

The majority of the Partnership's assets are located in the Tri-City Corporate Centre, in San Bernardino, California. Tri-City is in the heart of the Inland Empire, a submarket of Southern California and is the most densely populated area of San Bernardino and Riverside counties. As a result of Inland Empire's increasing population and job growth, Tri-City's office space and retail space market continues to improve and attract new tenants. Management believes that Tri-City's industrial space market should improve due to the demand for space for both warehouse and distribution facilities. Management also believes that the overall real estate market in the Inland Empire will remain strong through 1999, with conditions beyond such time being less predictable.

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

Remaining Properties

The Partnership's Remaining Properties consist of approximately 24.8 acres of undeveloped, commercially zoned land in Lake Elsinore, Riverside County, California ("Lake Elsinore Plaza") and the remaining two parcels (approximately
1.8 acres) of undeveloped, commercially zoned land in Temecula, Riverside County, California ("Rancon Towne Village"). The Lake Elsinore Plaza and the Rancon Towne Village properties are reflected as land held for sale in the accompanying consolidated balance sheets.

On October 6, 1999, the Partnership entered into a contract with an unaffiliated third party buyer for the sale of one of the two Rancon Towne Village parcels for $348,589. The sale is expected to close in December 1999. Additionally, on October 13, 1999, the Partnership executed a letter of intent with an unaffiliated third party buyer for the sale of Lake Elsinore Plaza for $2,600,000. The sale is expected to close in February 2000. The sale of a Rancon Towne Village parcel and the Lake Elsinore Plaza is subject to the completion of due diligence, property inspections and other contingencies. Thus, there is no assurance that the sales will be completed.

RESULTS OF OPERATIONS

Revenues

Rental income decreased $241,000, or 5%, during the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily as a result of the loss of rental income due to the June 1998 sale of Shadowridge Woodbend Apartments ("Shadowridge"). This decrease in rental revenue was partially offset by an increase due to the commencement of operations of Office Max and Mimi's Cafe in October 1998 and January 1999, respectively, and the overall increase in occupancy at the Tri-City Properties. Rental income increased $129,000, or 9%, during the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily due to the commencement of operations at Office Max and Mimi's Cafe and the overall increase in occupancy at the Tri-City Properties.

Occupancy rates at the Partnership's Tri-City Properties as of September 30, 1999 and 1998 were as follows:
                                                         September  30,
                                                       -----------------
                                                         1999      1998
                                                       -------   -------
One Vanderbilt                                            88%       91%
Two  Vanderbilt                                          100%       93%
Service Retail Center                                    100%       95%
Carnegie  Business  Center I                              77%       72%
Promotional  Retail Center                               100%       98%
Inland Regional Center                                   100%      100%
TGI Friday's                                             100%      100%
Circuit City                                             100%      100%
Office Max (commenced October 1998)                      100%       N/A
Mimi's Cafe (commenced January 1999)                     100%       N/A

As of September 30, 1999, tenants at the Tri-City Properties occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 269,000 square feet of the 452,000 total leasable square feet at Tri-City and accounted for approximately 56% of the total rental income of the Partnership during the third quarter of 1999.

The 7 percentage point increase in occupancy from September 30, 1998 to September 30, 1999 at Two Vanderbilt is attributed to the expansion of an existing tenant's leased space.

The 5 percentage point increase in occupancy from September 30, 1998 to September 30, 1999 at Service Retail Center is attributed to the leasing of 2,574 square feet of previously vacant space to three new tenants.

The 5 percentage point increase in occupancy from September 30, 1998 to September 30, 1999 at Carnegie Business Center I is attributed to the leasing of 4,122 square feet of previously vacant space to two new tenants. Management is currently negotiating lease expansion with two existing tenants for a total of 6,049 square feet of space. Management is also negotiating lease terms with a prospective tenant for approximately 9,700 square feet of space.

The  construction  of Office Max and Mimi's  Cafe,  23,500 and 6,455 square feet
build-to-suit   retail   buildings,   was  completed  during  1998,  with  lease
commencements in October 1998 and January 1999, respectively.

Interest and other income decreased $2,000, or 1%, and $89,000, or 69%, during the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, respectively, due to a lower average cash balance in 1999 as a result of the $4,000,000 distribution of cash from the Shadowridge sale in the fourth quarter of 1998.

The gain on sale of rental property of $5,468,000 for the nine months ended September 30, 1998 resulted from the June 1998 sale of Shadowridge.

Expenses

Operating  expenses  decreased  $175,000,  or 8%,  for  the  nine  months  ended
September 30, 1999, compared to the nine months ended September 30, 1998, due primarily to the June 1998 sale of Shadowridge. This decrease was partially offset by an increase in property operating expenses attributable to the commencement of operations of Office Max and Mimi's Cafe. Operating expenses increased $97,000, or 16%, for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, due to the increase in property operating expenses attributable to the commencement of operations of Office Max and Mimi's Cafe and the overall increase in occupancy at the Tri-City Properties.

Interest expense decreased $230,000, or 17%, and $6,000, or 2%, for the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, respectively, due primarily to the payoff of the $5,800,000, 7.95% fixed rate loan secured by Shadowridge.

Depreciation and amortization increased $155,000, or 15%, and $53,000, or 15%, for the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, respectively, due primarily to the commencement of operations of Office Max and Mimi's Cafe.

The loss on sale of real estate of $4,000 for the nine months ended September 30, 1999 resulted from the sale of the Perris land. The loss on sale of real estate of $11,000 for the nine months ended September 30, 1998 resulted from the sale of a Rancon Towne Village parcel.

Expenses associated with undeveloped land decreased $56,000, or 14%, for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, due to: (i) the reduction of expenses as a result of the completion of construction of Office Max and Mimi's Cafe during the last quarter of 1998; and (ii) the elimination of property taxes as a result of the sale of the Perris land in January 1999. Expenses associated with undeveloped land increased $6,000, or 5%, for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, due to the receipt of a real estate tax refund in September 1998.

General and administrative expenses decreased $190,000, or 20%, and $63,000, or 20%, for the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, respectively, primarily due to a decrease in asset management fees resulting from the 1998 sale of Shadowridge.

The proposed dissolution costs of $292,000 and $48,000 for the nine months ended September 30, 1999 and 1998, respectively, represent charges for work performed and expenses incurred relating to the Solicitation and the Asset Sale and Dissolution Proposal.

Year 2000 Compliance

State of Readiness. Glenborough Corporation ("Glenborough"), the Partnership's asset and property manager, utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations. Although the Partnership does not utilize any significant IT Systems of its own, it does utilize embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these IT Systems and Property Systems have been necessary.

IT Systems. Employing a team made up of internal personnel and third-party consultants, Glenborough has completed an identification of IT Systems, including hardware components that were not yet Year 2000 compliant. To the best of Glenborough's knowledge based on available information and a reasonable level of inquiry and investigation, such upgrading as appears to be called for under the circumstances has been completed in accordance with prevailing industry practice. Glenborough has completed a testing program during 1999. In addition, the Partnership has communicated with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

Property Systems. An identification of Property Systems, including hardware components, that were not yet Year 2000 compliant, has also been completed. Upgrading of such systems as appears to be called for under the circumstances based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice has been completed and tested. To the best of Glenborough's knowledge, the Partnership has no Property Systems, the failure of which would have a material effect on its operations.

Costs of Addressing Year 2000 issues. Given the information known at this time about systems that are non-compliant, coupled with ongoing, normal course-of business efforts to upgrade or replace critical systems, as necessary, the Partnership has not incurred Year 2000 compliance costs that have had a material adverse impact on its liquidity or ongoing results of operations. The costs of assessment and remediation of the Property Systems will be paid by the Partnership as an operating expense.

Risks of Year 2000 issues. In light of the assessment and upgrading efforts to date, and completion of the planned, normal course-of-business upgrades and subsequent testing, the Partnership believes that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to overall operations. Glenborough and the Partnership believe that all IT Systems and Property Systems will be Year 2000 compliant and that compliance will not materially adversely affect its future liquidity or results of operations or its ability to service debt. However, absolute assurance that this is the case cannot be given.

Contingency Plans. The Partnership has developed a contingency plan for all operations which addresses the most reasonably likely worst case scenario regarding Year 2000 compliance. Such a plan, however, recognizes material limitations on the ability to respond to major regional or industrial failures such as power outages or communications breakdowns.

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


                                  RANCON REALTY FUND IV,
                                  a California limited partnership

                                  By:    Rancon Financial Corporation
                                         a California corporation,
                                         its General Partner



Date:    November 15, 1999                By:    /s/  DANIEL L. STEPHENSON
                                                --------------------------
                                                Daniel L. Stephenson, President

Date:    November 15, 1999        By:     /s/  DANIEL L. STEPHENSON
                                          --------------------------
                                          Daniel L. Stephenson, General Partner