Form 10-K
period 1999-12-31
RANCON REALTY FUND IV
filed 2000-03-31
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                      For the year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                        For the transition period from to

                         Commission file number: 0-14207

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                     California                                33-0016355
               ------------------------                    --------------
             (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or organization)               Identification No.)

         400 South El Camino Real, Suite 1100                  94402-1708
                                                             ------------
                 San Mateo, California                         (Zip Code)
                 ---------------------
       (Address of principal executive offices)

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
                                    Yes X  No
                                       ---    ---
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

                                     Part I

Item 1.           Business

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corp. ("RFC"), collectively, the General Partner. RFC is wholly owned by DLS. At December 31, 1999, 76,765 limited partnership units ("Units") were outstanding. The Partnership has no employees.

In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $6,400,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,196,000 at December 31, 1999, and matures on May 1, 2006 with an 8.744% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

As of December 31, 1999, the Partnership owned ten rental properties and approximately 23 acres of unimproved land ("Tri-City Properties") in a master-planned development known as Tri-City Corporate Centre ("Tri-City") in San Bernardino, California, and approximately two acres of unimproved land in Temecula, California (the "Remaining Property"). Tri-City is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V ("Fund V"), a partnership sponsored by the General Partner of the Partnership.

Asset  Sale and  Dissolution  Proposal
--------------------------------------
The  Partnership's   business  strategy  has  been  to  focus  on  the  eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999), discussed the General Partner's proposal to sell all of the Partnership's assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). The Partnership's properties consist of ten rental properties and approximately 23 acres of unimproved land in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties") and approximately 2 acres of unimproved land in Temecula, California (the "Remaining Property"). The General Partner currently intends to sell all of the Partnership's properties, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least the second half of 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis. The resolution must be completed within 90 days of thefinal receipt of cash proceeds from the sale of Partnership property.

The period over which the sales transactions and dissolution are to take place is not currently known.

As of August 25, 1999, the expiration of the voting period, 76,765 limited partnership units ("Units") were outstanding. The holders of 61,429 Units, or 80% of the Units outstanding, have voted ("Units Voted") and no response was received from the remaining 20%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with holders of 54,010 Units, or 88%, of the Units Voted in favor, holders of 5,783 Units, or 9%, against and holders of 1,636 Units, or 3%, abstaining.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the Tri-City Properties into packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund V ("Fund V"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing Tri-City Properties and Fund V properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund V based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner assessed all offers on the properties in an effort to achieve the highest possible sales price and return value for the properties. The General Partner has closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999, the General Partner entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to impact of rising interst rates on the potential buyer's ability to fund. The General Partner has received two written offers from prospective buyers and is giving serious consideration to those offers.

The Partnership has not, as of the date of the filing of this Annual Report on Form 10-K with the Commission, entered into any agreement for the sale of its Tri-City Properties, although the Partnership did, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer, received from an unaffiliated third party. The General Partner is willing to accept to sell all or a portion of the Partnership's properties. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement, which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB. The GLB Matching Right applies to the Tri-City Properties and the Remaining Property.

Prior to the completion of the sale of all of the Partnership's properties and the receipt in cash of the proceeds thereof, the General Partner currently intends, but is not obligated, to make interim distributions to the Limited Partners, from time to time, of all or a portion of the net proceeds from the sale of the properties. The General Partner will not receive any of the net proceeds from the sale of the properties or upon dissolution of the Partnership with respect to its general partnership interests. In November 1999, the General Partner distributed $767,000 from the net proceeds of the January 1999 sale of the Perris land.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimates of sales proceeds and future distributions resulting from the Asset Sale, estimates of the timing of the sale of the properties, the dissolution of the Partnership and the distribution of sales proceeds. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. All forward-looking statements included in this document are based on information available to the Partnership on the date hereof, and reflect the best judgment of the management of the Partnership. The General Partner's current plans are subject to change, both as of result of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that the Asset Sale and Dissolution Proposal will be consummated, or if and when the properties will be sold that the proceeds will be distributed, and the Partnership liquidated. The timing of any sale of the Partnership's properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties are sold, and the duration of any installment sales of any of the properties.

Competition Within the Market
-----------------------------
The Partnership competes in the leasing and sale of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership's properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenants improvements commensurate with local market conditions. Although management believes the Partnership's properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital
---------------
The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies.

Other Factors
-------------
Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino ("the City") from approximately 1950 to 1960. There are no records of which the Partnership is aware, which disclose that hazardous wastes exist at the landfill. The Partnership's landfill monitoring program currently meets or exceeds all regulatory requirements and no material capital expenditures have been incurred with respect thereto. The Partnership is working with the Santa Ana Region of the California Regional Water Quality Control Board and the City to determine the need and responsibility for any further testing. There is no current requirement to ultimately clean up the site; however, no assurance can be made that circumstances will not arise which could impact the Partnership's responsibility related to the property.

Item 2.           Properties

Tri-City Corporate Center
-------------------------
Between December 24, 1984 and August 19, 1985, the Partnership acquired a total of 76.56 acres of partially developed land in Tri-City for an aggregate purchase price of $9,917,000. During that time, Fund V acquired the remaining 76.21 acres within Tri-City.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside Counties.

Tri-City Properties
-------------------
The Partnership's improved properties in the Tri-City Corporate Centre are as follows:

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

These ten operating properties total approximately 452,000 square feet and offer a wide range of retail, commercial, R & D and office products to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of a total of 10,440,330 square feet of office space and an overall vacancy rate of approximately 23% as of December 31, 1999, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 1999, the Partnership has 223,855 square feet of office space with an average vacancy rate of 4%, 165,509 square feet of retail space with no vacancy, and 62,539 square feet of R & D space with a vacancy rate of 23%.

Occupancy levels for the Partnership's Tri-City buildings at December 31, 1999, 1998, 1997, 1996 and October 31, 1995, expressed as a percentage of the total net rentable square feet, are as follows:

                                         1999     1998     1997     1996   1995
                                         ----     ----     ----     ----   ----
  One Vanderbilt                          88%      91%      80%      86%    70%
  Two Vanderbilt                         100%     100%      93%      25%    95%
  Carnegie Business Center I              77%      78%      69%      90%    97%
  Service Retail Center                  100%      95%     100%     100%    90%
  Promotional Retail Center              100%      98%      97%      98%    97%
  Inland Regional Center (commenced
       June 1996)                        100%     100%     100%     100%    N/A
  TGI Friday's (commenced February 1997) 100%     100%     100%      N/A    N/A
  Circuit City  (commenced May 1997)     100%     100%     100%      N/A    N/A
  Office Max (commenced October 1998)    100%     100%      N/A      N/A    N/A
  Mimi's Cafe
       (placed in service December 1998) 100%     100%      N/A      N/A    N/A

In 1999, management renewed two leases totaling 3,675 square feet of space, expanded two existing tenants by 4,416 square feet, and executed four new leases totaling 4,189 square feet of space. During 2000, there are four leases totaling 18,627 square feet that are due to expire. Management believes that one tenant with 5,651 square feet of space will renew their lease for another 5 years, and one tenant with 9,506 square feet of space will vacate when their lease expires in 2000. The remaining two tenants totaling 3,472 square feet of space have not indicated whether they will renew their lease or vacate the premises.

The annual effective rent per square foot for the years ended December 31, 1999, 1998, 1997 and 1996 and October 31, 1995 were as follows:

                                    1999         1998         1997         1996       1995
                                    ----         ----         ----         ----       ----
    One Vanderbilt                $17.88       $17.38       $17.13       $18.07     $20.94
    Two Vanderbilt                $18.88       $16.58       $15.35       $13.91     $19.16
    Carnegie Business Center I    $10.59       $10.33       $10.51       $10.02     $11.00
    Service Retail Center         $16.34       $16.08       $15.71       $14.37     $14.63
    Promotional Retail Center     $10.72       $10.41       $10.10       $ 9.85     $10.49
    Inland Regional Center        $14.43       $13.62       $13.62       $13.49        N/A
    TGI Friday's  $19.18          $19.18       $19.18          N/A         N/A
    Circuit City                  $13.38       $13.38       $13.38         N/A         N/A
    Office Max                    $11.75       $11.75          N/A         N/A         N/A
    Mimi's Cafe                   $13.17       $13.17          N/A         N/A         N/A

Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

The annual effective rental rate at Two Vanderbilt increased by 14% in 1999 compared to 1998 due to rental increases under existing leases during 1999.

At December 31, 1999, the Partnership's annual rental rates ranged from $14.43 to $22.25 per square foot for office space; $9.90 to $20.40 per square foot for commercial space; and $9.00 to $13.94 per square foot for R & D space.

According to research conducted by the Partnership's property manager, the average annual effective rent per square foot for office space in the Partnership's competitive market ranges from $15 to $17.40. Since there is no comparable R & D space or measurable commercial space available in the market, management determines the asking rents based on discussions with independent leasing brokers.

The Partnership's Tri-City properties had the following seven tenants which occupied a significant portion of the net rentable square footage as of December 31, 1999:

                                                                                                     Inland
                      Inland           ITT                                                           Empire
                     Regional      Educational                                                     Health Plan    Office Max
                      Center         Center         Comp USA         PetsMart      Circuit City
                   -------------  --------------  --------------  ---------------  --------------  ------------  --------------

                      Inland        Carnegie       Promotional    Promotional      Circuit City    Two           Office Max
Building             Regional       Business      Retail Center   Retail Center                    Vanderbilt
                      Center        Center I

Nature of          Social         Educational     Computer        Pet Retail       Electronics     HMO           Supplies
Business           Services       Services        Retail                           Retail                        Retail

Lease Term           13 years       12 years        10 years      15 years         20 years        5 years       15 years

Expiration Date      7/16/09        12/31/04         8/31/03      1/10/09          1/13/18         3/31/02       10/31/13

Square Feet           81,079         33,551          23,000           25,015          39,123         44,094         23,500

(%of    rentable       18%             7%              5%               6%              9%             10%            5%
total)

Annual Rent         $1,104,000      $392,268        $229,360         $273,840        $563,868       $591,078       $276,125

Future      Rent     6% every      3% annually     10% in 2003      5% in 1999     lesser of       3% in 2000 5% in 2003
Increases           2.5 years                                        and 2004      10% or 5 yr.
                                                                                   CPI every
                                                                                   5-years
                                                                                   during lease
                                                                                   term

Renewal Options    four 5-year     one 5-year     three 5-year      one 5-year      four 5-year       none         15 5-year
                     options         option          options          option          options                       options


The Partnership's Tri-City Properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:

                                                     Service Retail Center,
                                                       Carnegie Business
                                                     Center and Promotional                               Circuit City
                                One Vanderbilt           Retail Center             Inland Regional          and TGI
Security                                                                               Center               Friday's
                               -----------------    -------------------------     ------------------     ---------------

Principal    balance    at
December 31, 1999                 $2,248,000               $6,196,000                $2,390,000            $5,000,000

Interest Rate                         9%                     8.74%                      8.75%             1% in excess
                                                                                                         of Prime Rate

Monthly payment                    $20,141                  $53,413                    $20,771           Interest only

Maturity date                       1/1/05                   5/1/06                    4/23/01              4/30/00

Tri-City Land
-------------
Approximately 23 acres of the Tri-City land owned by the Partnership remains undeveloped. The Partnership's intention has been to develop parcels of this land as tenants become available or dispose of the property at the optimal time and sales price.

Temecula Property
-----------------
In June 1992, the Partnership acquired 12.4 acres of undeveloped commercial property in Temecula, Riverside County, California (referred to as Rancon Towne Village). On January 2, 1996, a final map approval was received to divide the property into twelve parcels to accommodate retail and commercial development. This enabled the Partnership to market these smaller parcels for sale. In 1997, the Partnership sold nine of the Rancon Towne Village lots totaling approximately 8.53 acres for an aggregate sales price of $2,534,000. In 1998, the Partnership sold one of the three remaining Rancon Towne Village lots to an unaffiliated entity for $270,000. In 1998, management determined that the carrying value of the two remaining Rancon Towne Village lots was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of investment in real estate of $167,000.

The  Partnership  is  contingently  liable for a  subordinated  note  payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest totaled $566,000 at December 31, 1999. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

Lake Elsinore Property
----------------------
In 1988, the Partnership acquired 17 parcels, totaling approximately 24.8 acres in Lake Elsinore, Riverside County, California (referred to as Lake Elsinore Plaza) for a purchase price of $4,475,000. Lake Elsinore Plaza was sold on December 27, 1999 for $2,450,000 and the Partnership received $2,193,000 of net sales proceeds.

Perris Property
---------------
In 1988, the Partnership acquired 17.14 acres of unimproved land near Perris Lake in Perris, Riverside County, California at a purchase price of $3,000,000. During 1997, the Perris land had been written down to its then estimated fair value of $1,386,000. During 1998, the Partnership determined that the carrying value of the Perris land was further impaired and accordingly recorded an additional provision for impairment of $1,086,000.

On January 15, 1999, the Perris property was sold for $334,800 and the Partnership received $296,000 of net sales proceeds

Item 3.           Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Security Holders

Incorporated herein by reference to Item 1 of Part I of this Annual Report on Form 10-K.

                                     Part II


Item 5.           Market for Partnership's Common Equity and Related Stockholder
                  Matters

Market Information
------------------
There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 1999, there were 10,742 holders of Partnership Units.

Distributions
-------------
Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing (as such terms are defined in the Partnership Agreement).

On November 30, 1999, the Partnership distributed $767,650 to the Limited Partners from the proceeds of the January 1999 sale of the Perris land. On November 30, 1998, the Partnership distributed $40,000 and $3,960,000 to the General Partner and Limited Partners, respectively, from the proceeds of the June 1998 sale of the Shadowridge Woodbend Apartments.

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

Item 6.           Selected Financial Data

The following is selected financial data for the years ended December 31, 1999, 1998, 1997 and 1996, the two months ended December 31, 1995 and the year ended October 31, 1995 (in thousands, except per Unit data:

                                                                                             For the two       For the
                                                      For the years ended                   months ended     Year ended
                                                            Dec. 31                            Dec. 31         Oct. 31
                                     ------------------------------------------------------ --------------- --------------

                                    1999           1998            1997           1996           1995           1995
                                    ----           ----            ----           ----          ------         -----

Rental Income                    $   6,638      $  6,678        $   7,275       $  5,149     $       768     $   5,784
Gain (loss) on sale of real      $     257      $  5,457        $    (253)      $     --     $        --     $      --
  estate
Provision for impairment
  of real estate investments     $      --      $ (2,864)       $    (947)      $     --     $         --    $  (12,224)
Net income (loss)                $    (461)     $  1,904        $  (3,066)      $ (1,510)    $       (308)   $  (13,417)

Net income (loss) allocable
   to Limited Partners           $    (474)     $  1,631        $  (3,066)      $ (1,510)    $      (308)    $ (13,417)

Net income (loss) per Unit       $   (6.18)     $  21.22        $  (38.40)      $   (18.91)  $    (3.86)
$(168.03)

Total assets                     $  43,769      $ 45,509        $  53,401       $  52,695    $     48,282    $  49,321

Long-term obligations            $  15,834      $ 16,005        $  22,004       $  17,256    $     11,757    $  11,766

Cash distributions per Unit      $    9.99      $   51.58       $      --       $     --     $        --     $      --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The following discussion of the Partnership's financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto in Item 14 of Part IV.

At December 31, 1999, the Partnership had cash of $6,133,000 (exclusive of $269,000 in restricted cash). The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $34,880,000, which includes $32,680,000 in rental properties, $1,655,000 of land held for development and $545,000 of undeveloped land held for sale. The Partnership's primary liabilities at December 31, 1999 include notes payable, totaling approximately $15,834,000, which consist of four secured loans encumbering properties with an aggregate net book value of approximately $25,822,000 and maturity dates of April 30, 2000 to May 1, 2006. Three of the Partnership's notes payable require monthly principal and interest payments, and bear fixed interest rates between 8.744% and 9%, and one note payable requires monthly interest-only payments and bears interest at a variable rate of 1% over the lender's Prime Rate.

The Partnership's improved cash position at December 31, 1999 compared to December 31, 1998 is primarily due to the net proceeds (after repayment of debt and distributions to partners) from the sale of Perris land in January 1999 and the sale of Lake Elsinore in December 1999.

The Partnership's restricted cash at December 31, 1999 consists of a $269,000 certificate of deposit ("CD") for Inland Regional Center's security deposit ("IRC CD"). Pursuant to the lease, the IRC CD will be converted to prepaid rent after the 60th month of the lease and will be applied towards the IRC's monthly rent until exhausted, provided that IRC is not in default of the lease and IRC receives a five-year extension for its contract term with the State of California. A $100,000 CD held as collateral for subdivision improvements and monument bonds related to the land for sale in Temecula, California was converted from restricted cash to cash after the Partnership paid $40,000 in August 1999 to the City of Temecula as a contribution to the city traffic signal.

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at December 31, 1999 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded when and if it becomes payable.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest totaled $566,000 at December 31, 1999. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

Operationally, the Partnership's primary source of fund consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales are generally added to the Partnership's cash reserves, pending use in development of other properties or distribution to the partners.

Management believes that the Partnership's cash balance as of December 31, 1999, together with cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

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

Operating Activities
--------------------
During the year ended December 31 1999, the Partnership's cash provided by operating activities totaled $626,000.

The $214,000, or 15%, decrease in prepaid expenses and other assets at December 31, 1999, compared to December 31, 1998, is due primarily to the collection of December 31, 1998 tenant receivables in the first quarter of 1999.

The $340,000, or 37%, decrease in accounts payable and other liabilities at December 31, 1999, compared to December 31, 1998, is due primarily to the payment of December 31, 1998 accounts payable related to tenant improvements during the first half of 1999. The construction of the tenant improvements was completed in May 1999.

Investing Activities
--------------------
During the year ended December 31, 1999, the Partnership's cash provided by investing activities totaled $2,049,000, which included $2,489,000 of net cash proceeds from the sale of land and $440,000 of cash used for additions to real estate.

The Partnership received net cash proceeds of $296,000 from the January 1999 sale of approximately 17 acres of land, referred to as the Perris land, and net cash proceeds of $2,193,000 from the December 1999 sale of approximately 24.8 acres of land, referred to as Lake Elsinore.

During 1999, the Partnership invested, by way of improvements, approximately $320,000 in rental properties, $80,000 in land held for development and $40,000 in land held for sale.

Financing Activities
--------------------
During the year ended December 31, 1999, the Partnership's cash used for financing activities totaled $839,000, which consisted of $171,000 in principal payments on its four notes payable, $767,000 of distributions to the Limited Partners from sales proceeds, $1,000 paid to redeem two limited partnership units ("Units") and receipt of $100,000 of restricted cash released from the City of Temecula.

RESULTS OF OPERATIONS
---------------------
1999 versus 1998
----------------
Revenue
-------
Rental income for the year ended December 31, 1999 decreased $40,000 compared to the year ended December 31, 1998 primarily due to the June 1998 sale of Shadowridge Woodbend Apartments ("Shadowridge"). This decrease was offset by an increase due to the commencement of operations of Office Max in October 1998 and Mimi's Cafe in January 1999.

Occupancy rates at the Partnership's Tri-City properties as of December 31, 1999, 1998, 1997 and 1996, and October 31, 1995 were as follows:

                                            1999   1998    1997     1996    1995
                                            ----   ----    ----     ----    ----
    One Vanderbilt                           88%    91%     80%      86%     70%
    Two Vanderbilt                          100%   100%     93%      25%     95%
    Carnegie Business Center I               77%    78%     69%      90%     97%
    Service Retail Center                   100%    95%    100%     100%     90%
    Promotional Retail Center               100%    98%     97%      98%     97%
    Inland Regional Center (commenced
         June 1996)                         100%   100%    100%     100%     N/A
    TGI Friday's (commenced February 1997)  100%   100%    100%      N/A     N/A
    Circuit City  (commenced May 1997)      100%   100%    100%      N/A     N/A
    Office Max (commenced October 1998)     100%   100%     N/A      N/A     N/A
    Mimi's Cafe
         (placed in service December 1998)  100%   100%     N/A      N/A     N/A

In 1999, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002;
(ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 269,000 square feet of the 452,000 total leasable square feet at Tri-City and accounted for approximately 56% of the rental income of the Partnership in 1999.

The 3-percentage point decrease in occupancy from December 31, 1998 to December 31, 1999 at One Vanderbilt was due to the expiration of a 6,699 sq. ft. office lease in May 1999. This space had not been re-leased as of December 31, 1999. Slightly offsetting this decrease in occupancy was an increase due to the leasing of 3,987 square feet of previously vacant space to two new tenants.

The 5-percentage point increase in occupancy from December 31, 1998 to December 31, 1999 at Service Retail Center was attributed to the leasing of 1,466 square feet of previously vacant space to three new tenants.

The gain on sale of land of $257,000 during the year ended December 31, 1999 resulted from the December 1999 sale of Lake Elsinore.

Interest and other income for the year ended December 31, 1999 decreased $33,000 from the year ended December 31, 1998 due to a decrease in cash reserves resulting from the November 1998 distribution of $4,000,000 from the Shadowridge sale proceeds.


Expenses
--------
Operating expenses decreased $179,000, or 6%, for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to the June 1998 sale of Shadowridge. This decrease was partially offset by an increase in property operating expenses attributable to the commencement of operations of Office Max and Mimi's Cafe.

Interest expense decreased $182,000 or 11% during the year ended December 31, 1999 compared to the year ended December 31, 1998 due primarily to the payoff of the $5,800,000, 7.95% fixed rate loan secured by Shadowridge.

Depreciation and amortization increased $208,000 or 15% during the year ended December 31, 1999 compared to the year ended December 31, 1998 primarily due to the commencement of operations of Office Max and Mimi Cafe.

The loss on sale of real estate of $4,000 during the year ended December 31, 1999 resulted from the sale of the Perris land.

Expenses associated with undeveloped land increased $23,000, or 6%, during the year ended December 31, 1999 compared to the year ended December 31, 1998 due to
(i) a timing difference in payment of the 1st quarter of 1998 maintenance association dues that was paid in the 4th quarter of 1997 and (ii) a reduction in property taxes as a result of the sale of the Perris land in January 1999.

General and administrative expenses decreased $245,000, or 20%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to a decrease in asset management fees resulting from the 1998 sale of Shadowridge.

The $429,000 and $102,000 of proposed dissolution costs in 1999 and 1998, respectively, consist of expenses incurred to explore the possibility of the Partnership selling all of its real estate assets. See Item 1 of Part I for further details.

1998 versus 1997
----------------
Revenue
-------
Rental income for the year ended December 31, 1998 decreased $597,000 or 8% compared to the year ended December 31, 1997 primarily as a result of the loss of rental income due to the June 1998 sale of Shadowridge Woodbend Apartments ("Shadowridge"). This decrease was offset by the commencement of the operations of Office Max in October 1998 and increased occupancy at One Vanderbilt, Two Vanderbilt, Carnegie Business Center I, and Promotional Retail Center.

Occupancy rates at the Partnership's Tri-City properties as of December 31, 1998, 1997 and 1996, and October 31, 1995 are indicated above.

An eleven-percent increase in occupancy from December 31, 1997 to December 31, 1998 at One Vanderbilt was attributed to leasing 15,946 square feet to a new tenant and expanding the leased space of an existing tenant.

An seven-percent increase in occupancy from December 31, 1997 to December 31, 1998 at Two Vanderbilt was attributed to the expansion of the leased space of an existing tenant.

An nine-percent increase in occupancy from December 31, 1997 to December 31, 1998 at Carnegie Business Center I was attributed to leasing 3,221 square feet of space to a new tenant and expanding another lease by 1,608 square feet.

The  construction  of Office Max and Mimi's  Cafe,  23,500 and 6,455 square foot
build-to-suit   retail  buildings,   were  completed  during  1998,  with  lease
commencements on October 15, 1998 and January 4, 1999, respectively.

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

The gain on sale of rental property of $5,468,000 during the year ended December 31, 1998 resulted from the June 1998 sale of Shadowridge.

Interest and other income for the year ended December 31, 1998 increased $218,000 from the year ended December 31, 1997 as a result of the increase in cash reserves resulting from the sales proceeds of Shadowridge.

Expenses
--------
Operating expenses decreased $376,000 or 12% during the year ended December 31, 1998 compared to the year ended December 31, 1997 due to the sale of Shadowridge.

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

In 1998 and 1997, management determined that the carrying value of certain of the Partnership's investments in real estate were in excess of the estimated fair value of such property and, accordingly, recorded provisions for impairment of real estate investments of $2,864,000 and $947,000, respectively, which are detailed in the following table. The fair values were based on independent appraisals of the Partnership's real estate.

                                                       1998            1997
                                                  -------------      ---------
       Rental property:
         Inland Regional Center                      $1,482,000      $      --
       Land held for development:
         San Bernardino, CA                             129,000        275,000
       Land held for sale:
         Temecula, CA                                   167,000        672,000
         Perris, CA                                   1,086,000             --
                                                  -------------     ----------
              Total provision for impairment
                of real estate investments           $2,864,000      $ 947,000
                                                  =============     ==========

The loss on sale of land of $11,000 during the year ended December 31, 1998 resulted from the sale of one parcel in Rancon Towne Village. The loss on sale of land of $253,000 during the year ended December 31, 1997 resulted from the sale of eight parcels in Rancon Towne Village.

Expenses associated with undeveloped land decreased $260,000 or 38% during the year ended December 31, 1998 compared to the year ended December 31, 1997, due to: (i) the reduction in property taxes resulting from the sale of ten parcels in Rancon Towne Village during the period from July 1997 through December 31, 1998; (ii) the capitalization of expenses during the construction of Office Max and Mimi's Cafe in 1998; and (iii) a decrease in maintenance association dues in 1998.

The $102,000 and $445,000 of proposed dissolution costs in 1998 and 1997, respectively, consist of expenses incurred to explore the possibility of the Partnership selling all of its real estate assets followed by a liquidation of the Partnership. See Item 1 of Part I for further details.

Item 7A.      Qualitative and Quantitative Information About Market Risk

Interest Rates
--------------
The Partnership's primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

Approximately 32% and 31% of the Partnership's outstanding debt was subject to variable rates at December 31, 1999 and 1998, respectively. In addition, the average interest rate on the Partnership's debt increased from 8.78% at December 31, 1998 to 9.02% at December 31, 1999. The Partnership reviews interest rate exposure in the portfolio quarterly in an effort to minimize the risk of interest rate fluctuations. The Partnership does not have any other material market-sensitive financial instruments. It is not the Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                   Expected Maturity Date
                          --------------------------------------------------------------------------
                                                                                                                    Fair
                             2000        2001         2002        2003        2004      Thereafter     Total        Value
                             ----        ----         ----        ----        ----      ----------     -----     ----------
                                                       (in thousands)

Secured Fixed             $      187  $    2,497   $     172   $      188  $     171    $     7,619  $   10,834  $   10,834
Average interest rate          8.80%       8.75%       8.82%        8.82%      8.83%          8.81%       8.80%

Secured Variable          $    5,000  $       --   $      --   $       --  $      --    $      --    $    5,000  $    5,000
Average interest rate          9.50%         --           --           --         --           --         9.50%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 1999.

A change of 1/8% in the index rate to which the Partnership's variable rate debt is tied would change the annual interest incurred by the Partnership by $6,250, based upon the balances outstanding on variable rate instruments at December 31, 1999.

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

Mr. Stephenson, age 56, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrialand residential property syndication, development and brokerage concern. Mr.Stephenson has, from inception, held the position of Director. In addition, Mr.Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986,from August 1991 to September 1992, and from March 31, 1995 to present. Mr.Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Item 11.          Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
--------------------------------
    Title                                       Amount and Nature of  Percent
  of Class   Name of Beneficial Owner           Beneficial Ownership  of Class
  --------   ------------------------            --------------------  --------
    Units    Daniel Lee Stephenson (I.R.A.)        4 Units   (direct)      *
    Units    Daniel Lee Stephenson Family Trust  100 Units   (direct)      *

*  Less than 1 percent

Changes in Control
------------------
The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner or General Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; and (vi) extension of the term of the Partnership.

Item 13.          Certain Relationships and Related Transactions

During the year ended December 31, 1999, the Partnership did not incur any expenses or costs reimbursable to RFC, DLS or any other affiliate of the Partnership.

                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

         (a)  The following documents are filed as part of the report

              (1)  Financial Statements:

                   Report of Independent Public Accountants

                   Consolidated Balance Sheets as of December 31, 1999 and 1998

                   Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                   Consolidated Statements of Partners' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997

                   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                   Notes to Consolidated Financial Statements

              (2)  Financial Statement Schedule:

                   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999 and Notes thereto

              (3)  Exhibits:

                    (3.1) Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

                    (3.2) First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as
                           Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

                    (3.3) Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit
                           3.3 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

                   (10.1) First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998.

                   (10.2) Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Inland Corporation, dated December 20, 1994 and March 30, 1995, respectively (filed as
                           Exhibit 10.2 to the Partnership's annual report on Form 10-K for the year ended December 31, 1995), is incorporated herein by reference.

                   (10.3) Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership's Properties (filed as Exhibit 10.6 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

                     (27)  Financial Data Schedule.

         (b) Reports on Form 8-K

              No report on Form 8-K was filed with the Securities and Exchange Commission during the fourth quarter of 1999.

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


                                              RANCON REALTY FUND IV,
                                              a California limited partnership

                                              By:   Rancon Financial Corporation
                                                    a California corporation
                                                    its General Partner



Date:    March 30, 2000                By:        /s/  DANIEL L. STEPHENSON
                                                 --------------------------
                                                 Daniel L. Stephenson, President

Date:    March 30, 2000       By:       /s/  DANIEL L. STEPHENSON
                                       --------------------------
                                       Daniel L. Stephenson, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE



         Financial Statements and Schedule                                             Page


         Financial Statements:

            Report of Independent Public Accountants                                       26

           Consolidated Balance Sheets as of December 31, 1999, 1998 and 1997              27

           Consolidated Statements of Operations for the years ended December 31,
             1999, 1998 and 1997                                                           28

            Consolidated Statements of Partners' Equity (Deficit) for the years
             ended December 31, 1999, 1998 and 1997                                        29

           Consolidated Statements of Cash Flows for the years ended
             December 31, 1999, 1998 and 1997                                           30-31

            Notes to Consolidated Financial Statements                                  32-44

         Schedule:

            III - Real Estate and Accumulated Depreciation
                 as of December 31, 1999 and Notes thereto                                 45



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1999 and 1998 and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the unitholders of the Partnership have adopted a plan to sell all of its remaining properties and liquidate the Partnership. Management is currently working to identify and negotiate with potential buyers. The terms of the plan of liquidation require the Partnership to be dissolved 90 days after receipt of the final cash proceeds that result from the sales transaction. The period over which the sales transactions and dissolution are to take place is not currently known.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

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


San Francisco, California
February 4, 2000
(except with respect to the matters discussed in Note 10, as to which the date is March 15, 2000)

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                                      (in thousands, except units outstanding)

Assets                                                                    1999             1998
------                                                                    ----             ----
Investments in real estate:
    Rental property, net of accumulated depreciation of $14,144
        and $12,723 as of December 31, 1999 and 1998, respectively    $   32,680       $    33,781
    Land held for development                                              1,655             1,575
    Land held for sale                                                       545             2,741
                                                                      ----------       -----------

        Total real estate investments                                     34,880            38,097
                                                                      ----------       -----------

Cash and cash equivalents                                                  6,133             4,297
Restricted cash                                                              269               369
Deferred financing costs and other fees, net of
    accumulated amortization of $1,486 and $1,195 as of
    December 31, 1999 and 1998, respectively                               1,267             1,312
Prepaid expenses and other assets                                          1,220             1,434
                                                                      ----------       -----------

        Total assets                                                  $   43,769       $    45,509
                                                                      ==========       ===========

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Notes payable                                                         $   15,834       $    16,005
Accounts payable and accrued expenses                                        589               929
                                                                      ----------       -----------

        Total liabilities                                                 16,423            16,934
                                                                      ----------       -----------

Commitments and contingent liabilities (see Note 8)

Partners' equity (deficit):
    General partners                                                        (645)             (658)
    Limited partners, 76,765 and 76,767 limited partnership units
        outstanding at December 31, 1999 and 1998, respectively           27,991            29,233
                                                                     ------------    -------------

        Total partners' equity                                            27,346           28,575
                                                                     ------------    -------------

        Total liabilities and partners' equity                        $   43,769       $    45,509
                                                                     ============     ============







                The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated  Statements of Operations For the years ended
                 December 31, 1999, 1998 and 1997 (in thousands, except per unit amounts and units outstanding)

                                                                1999                 1998                  1997
                                                          ---------------       ------------        --------------
Revenue:
    Rental income                                         $         6,638       $      6,678         $       7,275
    Gain on sale of rental property                                   ---              5,468                    --
    Gain on sale of land                                              257                ---                    --
    Interest and other income                                         208                241                    23
                                                          ---------------       ------------         -------------

             Total revenue                                          7,103             12,387                 7,298
                                                          ---------------       ------------         -------------

Expenses:
    Operating                                                       2,611              2,790                 3,166
    Interest expense                                                1,469              1,651                 1,887
    Depreciation and amortization                                   1,626              1,418                 1,748
    Provision for impairment of investments
       in real estate                                                  --              2,864                   947
    Loss on sales of land                                               4                 11                   253
    Expenses associated with undeveloped land                         441                418                   678
    General and administrative                                        984              1,229                 1,240
    Proposed dissolution costs                                        429                102                   445
                                                          ---------------       ------------         -------------

             Total expenses                                         7,564             10,483                10,364
                                                          ---------------       ------------         -------------

Net income (loss)                                         $          (461)      $      1,904         $      (3,066)
                                                          ================      ============         ==============

Net income (loss) per limited partnership unit            $         (6.18)      $     21.22          $     (38.40)
                                                          ================      ===========          ==============

Distributions per limited partnership unit:
 From net income                                          $            --       $     21.22          $           --
 Representing return of capital                                     10.00             30.32                      --
                                                          ---------------       -----------          --------------

       Total distributions per limited partnership unit             10.00             51.54                      --
                                                          ===============       ===========          ==============


Weighted average number of limited partnership
    units outstanding during each period                           76,765             76,828                79,846
                                                          ===============       ============            ==========




               The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit) For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                       General          Limited
                                                       Partners         Partners             Total
                                                    -----------       -----------        -----------
Balance at December 31, 1996                         $     (891)      $   35,550         $    34,659

Retirement of limited partnership units                      --             (827)               (827)

Net loss                                                     --           (3,066)             (3,066)
                                                   -------------         ---------       ------------

Balance at December 31, 1997                               (891)          31,657              30,766

Retirement of limited partnership units                      --              (95)                (95)

Net income                                                  273            1,631                1,904

Distributions                                               (40)          (3,960)             (4,000)
                                                     -----------      -----------        ------------

Balance at December 31, 1998                               (658)          29,233              28,575

Retirement of limited partnership units                      --               (1)                 (1)

Net income (loss)                                            13             (474)               (461)

Distributions                                                               (767)               (767)
                                                     ----------       -----------        ------------

Balance at December 31, 1999                         $     (645)      $   27,991         $    27,346
                                                     ==========       ===========        ============














                  The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated  Statements of Cash Flows For the years ended
              December 31, 1999, 1998 and 1997
                                 (in thousands)



                                                               1999                 1998            1997
                                                            ----------          ------------     -------
Cash flows from operating activities:
Net income (loss)                                           $  (461)            $    1,904       $   (3,066)
Adjustments to reconcile net income (loss) to
  net cash provided by (used for) operating activities:
   Net (gain) loss on sales of real estate                     (253)                (5,457)             253
   Depreciation and amortization                              1,626                  1,418            1,748
   Amortization of loan fees, included
      in interest expense                                        86                     98              105
   Provision for impairment of investments
      in real estate                                            ---                  2,864              947
   Changes in certain assets and liabilities:
     Deferred financing costs and other fees                   (246)                  (207)            (292)
     Prepaid expenses and other assets                          214                   (377)            (247)
     Accounts payable and accrued expenses                     (340)                   298             (149)
                                                            --------            ----------       ----------
        Net cash provided by (used for)
          operating activities                                  626                    541             (701)
                                                            -------             ----------       ----------

Cash flows from investing activities:
  Net proceeds from sales of real estate                      2,489                 15,896            1,890
  Net additions to real estate investments                     (440)                (2,834)          (4,030)
                                                            -------             -----------      ----------

        Net cash provided by (used for)
          investing activities                                2,049                 13,062           (2,140)
                                                            -------             ----------       ----------

Cash flows from financing activities:
  Net loan proceeds                                              --                     --            6,500
  Notes payable principal payments                             (171)                (5,999)          (1,752)
  Decrease (increase) in restricted cash, net                   100                    ---             (267)
  Payment of loan fees                                           --                    ---             (122)
  Cash distribution to partners                                (767)                (4,000)              --
  Retirement of limited partnership units                        (1)                   (95)            (827)
                                                            -------             ----------       ----------

        Net cash provided by (used for) financing
          activities                                           (839)               (10,094)           3,532
                                                            -------             -----------      ----------

                                                       (continued)

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated  Statements of Cash Flows (continued) For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                                  1999               1998             1997
                                                             --------------     ------------      -----------

Net increase in cash and cash equivalents                    $     1,836        $   3,509         $       691

Cash and cash equivalents at beginning of year                     4,297              788                  97
                                                              ----------        ------------      -----------

Cash and cash equivalents at end of year                     $     6,133        $   4,297         $       788
                                                              ==========        ============      ===========

Supplemental disclosure of cash flow information:

  Cash paid for interest (exclusive of capitalized
        interest costs)                                      $     1,383        $   1,555         $     1,783
                                                             ===========        =========         ===========

  Interest capitalized                                       $        33        $     103         $       ---
                                                             ===========        =========         ===========

Supplemental disclosure of non-cash financing activity:
   New financing                                             $        --        $     ---         $     7,700
   Original financing paid-off in escrow                              --              ---              (1,200)
                                                              ----------        ---------         -----------

Net loan proceeds                                            $        --        $     ---         $     6,500
                                                             ===========        =========         ===========





















                      The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


Note 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------------

Organization
------------
Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation ("RFC"), hereinafter referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July 1987. As of December 31, 1999, there were 76,765 Units outstanding.

Asset  Sale and  Dissolution  Proposal
--------------------------------------
The  Partnership's   business  strategy  has  been  to  focus  on  the  eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999), discussed the General Partner's proposal to sell all of the Partnership's assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). The Partnership's properties consist of ten rental properties and approximately 23 acres of unimproved land in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties") and approximately 2 acres of unimproved land in Temecula, California (the "Remaining Property"). The General Partner currently intends to sell all of the Partnership's properties , distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least the second half of 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis. The resolution must be completed within 90 days of the final receipt of cash proceeds from the sale of Partnership property. The period over which the sales transactions and dissolution are to take place is not currently known.

As of August 25, 1999, the expiration of the voting period, 76,765 limited partnership units ("Units") were outstanding. Of the total Units outstanding, holders of 61,429 Units, or 80%, had voted ("Units Voted") and no response was received from the remaining 20%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with holders of 54,010 Units, or 88%, of the Units Voted in favor, holders of 5,783 Units, or 9%, against and holders of 1,636 Units, or 3%, abstaining.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the Tri-City Properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund V ("Fund V"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing Tri-City Properties and Fund V properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund V based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner assessed all offers on the properties in an effort to achieve the highest possible sales price and return value for the properties. The General Partner has closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999, the General Parnter entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to the impact of rising interest rates on the potential buyer's ablility to fund. The General Partner has currently received two written offers from prospective buyers and is giving serious consideration to those offers

The Partnership has not, as of the date of the filing of this Annual Report on Form 10-K with the Commission, entered into any agreement for the sale of its Tri-City Properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer, received from an unaffiliated third party, the General Partner is willing to accept to sell all or a portion of the Partnership's properties. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement, which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB. The GLB Matching Right applies to the Tri-City Properties and the Remaining Property.

Prior to the completion of the sale of all of the Partnership's properties and the receipt in cash of the proceeds thereof, the General Partner currently intends, but is not obligated, to make interim distributions to the Limited Partners, from time to time, of all or a portion of the net proceeds from the sale of the properties. The General Partner will not receive any of the net proceeds from the sale of the properties or upon dissolution of the Partnership with respect to its general partnership interests. The General Partner distributed $767,000 in November 1999 from the net proceeds of the January 1999 sale of the Perris land.

Allocation  of Net  Income  and Net  Loss
-----------------------------------------
Allocation of profits and losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero. Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partners be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital account in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and
(iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income for any period.

The terms of the Partnership agreement call for the general partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

General Partner and Management Matters
--------------------------------------
Effective January 1, 1995, Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough") entered into an agreement with the Partnership and other related Partnerships (collectively, "the Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sells any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled.

According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($597,000 in 1999, $806,000 in 1998 and $989,000 in 1997); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with
Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Note 2. Significant Accounting Policies
        -------------------------------
Basis of Accounting - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern. They include the accounts of certain wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The consent of the Unitholders to the proposal to sell all of the Partnership's remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development" all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

When the timing of the last cash receipt from the sale of the last property is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the Unitholders upon liquidation will be estimated.

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

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties.

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

Land Held for Development - Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership's plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

Interest and property taxes related to property constructed by the Partnership are capitalized during periods of construction. Interest of $33,000 and property taxes of $13,000 related to the construction of Small Shop and La Jolla
Mattress, respectively, were capitalized during the year ended December 31, 1999. These construction projects are expected to be completed in the fourth quarter of 2000.

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

Cash and Cash Equivalents - The Partnership considers short-term investments (including certificates of deposit and money market funds) with a maturity of less than ninety days at the time of investment to be cash equivalents

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

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

Income Taxes - No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and income and loss recognition.

Note 3. INVESTMENTS IN REAL ESTATE
        --------------------------

Rental property components at December 31, 1999 and 1998 are as follows (in thousands):

                                           1999                    1998
                                       -----------             -----------
Land                                   $     4,273             $     4,318
Buildings                                   31,151                  31,031
Leasehold and other improvements            11,400                  11,155
                                       -----------             -----------
                                            46,824                  46,504
Less: accumulated depreciation             (14,144)                (12,723)
                                       ------------            -----------
Total rental property, net             $    32,680             $    33,781
                                       ===========             ===========

At December 31, 1999 and 1998, the Partnership's rental property included ten projects at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at December 31, 1999 and 1998 (in thousands):

                                                   1999                1998
                                               ----------          --------
23 acres at Tri-City Corporate Centre,
   San Bernardino, CA                           $    1,655        $    1,575
                                                ----------        ----------

Total land held for development                 $    1,655        $    1,575
                                                ==========        ==========

The increase in land held for development in San Bernardino, CA is due to the construction in progress of Small Shop and La Jolla Mattress.

Land held for sale consists of the following at December 31, 1999 and 1998 (in thousands):

                                                    1999               1998
                                                ------------       -----------
17.14 acres in Perris, CA                       $        --        $       300
1.80 acres in Temecula, CA                              545                505
24.8 acres in Lake Elsinore, CA                          --              1,936
                                                -----------        -----------

Total land held for sale                        $       545        $     2,741
                                                ===========        ===========

On January 15, 1999, the Partnership sold the 17.14 acres of land in Perris, CA for $334,800 and received $296,000 of net sales proceeds.

On December 27, 1999, the Partnership sold the 24.8 acres of land in Lake Elsinore for $2,450,000 and received $2,193,000 of net sales proceeds.

The increase in the carrying value of the 1.80 acres of land held for sale in Temecula, California was due to the payment of $40,000 to the City of Temecula for releasing a subdivision improvement bond (see Note 4).

The Partnership does not intend to develop the remaining sites held for sale. The proceeds generated from future sales would be added to the Partnership's cash reserves, pending use in development of other properties, or distribution to the partners.

Provisions for impairment of real estate investments:
-----------------------------------------------------
There was no provision for impairment in 1999. During the years ended December 31, 1998 and 1997, the Partnership recorded the following provisions to reduce the carrying value of investments in real estate (in thousands):

                                               1998                   1997
                                          --------------           ----------
Rental property:
    Inland Regional Center                $        1,482           $       --
Land held for development:
    San Bernardino, CA                               129                  275
Land held for sale:
    Perris, CA                                     1,086                   --
    Temecula, CA                                     167                  672
                                          --------------           ----------
       Total provision for impairment
        of real estate investments        $       2,864            $      947
                                          =============            ==========

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

Note 4.  RESTRICTED CASH
         ---------------
On March 12, 1997, pursuant to the Inland Regional Center ("IRC") lease, a $269,000 certificate of deposit ("CD") was opened. The $269,000 CD represents a security deposit, that the Partnership will retain in the event of default by IRC. Provisions in the lease allow for the security deposit plus accrued interest to be converted to prepaid rent after the 60th month (June 2001) of the lease if the tenant is not in default of the provisions of the lease.

In addition, a $100,000 CD held as collateral for subdivision improvements and monument bonds related to the land held for sale in Temecula, California has been converted from restricted cash to cash as of December 31, 1999. The improvement bonds were released after the Partnership paid $40,000 in August 1999 to the City of Temecula as a contribution to the city traffic signal.

Note 5.     NOTES PAYABLE
            -------------
Notes payable as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                                     1999                  1998
                                                                                  -----------           ----------
Note  payable  secured  by  first  deed  of  trust  on  Service  Retail  Center,
Promotional  Retail  Center  and  Carnegie  Business  Center I. The loan,  which matures  May 1,  2006,  is a  10-year,  8.744%  fixed  rate  loan with a 25-year
amortization requiring monthly payments of principal and interest totaling $53.  $       6,196         $      6,290

Note  payable  secured  by first  deed of trust  on the IRC  building.  Interest accrues at a fixed rate of 8.75% per annum.  Monthly  payments of principal  and
interest totaling $21 are due until the loan matures on April 23, 2001.                  2,390                2,429

Note payable secured by first deed of trust on the One Vanderbilt building.  The note  bears  interest  at a fixed  rate of 9% per  annum.  Monthly  payments  of principal and interest totaling $20 are due until January 1, 2005, at which time the unpaid principal and interest are payable in
full.                                                                                    2,248                2,286

Note payable  secured by first deeds of trust on Circuit City and TGI  Friday's.
Interest  is  payable  monthly  at one  percent  (1%) per annum in excess of the lender's "Prime Rate"  (effective rates were 9.5% and 8.75% at December 1999 and
1998 respectively) until the loan matures on April 30, 2000, at which time the
unpaid principal and interest are due (see below for further discussion)                 5,000                5,000
                                                                                    -------------      --------------
Total notes payable$                                                                $   15,834         $     16,005
                                                                                    =============      ==============

The Partnership is currently applying for an extension of the maturity date on the note payable secured by Circuit City and TGI Friday's. (see note 10 for further discussion).

The annual maturities of the Partnership's notes payable subsequent to December 31, 1999 are as follows (in thousands):

                  2000                         $      5,187
                  2001                                2,497
                  2002                                  172
                  2003                                  188
                  2004                                  171
                  Thereafter                          7,619
                                               ------------
                  Total                        $     15,834
                                               ============

Note 6. PROPOSED DISSOLUTION COSTS
        --------------------------

Costs totaling $429,000, $102,000 and $445,000 related to the Solicitation and the Asset Sale and Dissolution Proposal (as defined in Note 1), have been incurred and are reflected in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997, respectively. These costs include expenses incurred for the preparation of the preliminary proxy materials and charges for work performed by independent appraisers and other consultants.

Note 7. LEASES
        ------

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through January 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 1999 are as follows (in thousands):

                  2000                             $      6,058
                  2001                                    5,757

                  2002                                    4,685
                  2003                                    4,229
                  2004                                    3,728
                  Thereafter                             23,004
                                                   ------------
                  Total                            $     47,461
                                                   ============

Note 8.  COMMITMENTS AND CONTINGENT LIABILITIES
         --------------------------------------

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at December 31, 1999 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest totaled $566,000 at December 31, 1999. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

Note 9. TAXABLE INCOME (LOSS)
        ---------------------

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

The following is a reconciliation for the years ended December 31, 1999, 1998 and 1997 of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

                                                             1999                1998               1997
                                                       ---------------       -------------      --------

Net income (loss) per financial statements              $        (461)      $      1,904        $ (3,066)
Provision for impairment of investments
  in real estate                                                   --              2,864              672
Gain on sale of property in excess of
  recognized gain for tax reporting                            (7,145)              (362)              --
Financial reporting depreciation in excess
  of tax reporting depreciation                                   185                (28)             200
Property taxes capitalized for tax                                286                391              388
Costs of dissolution capitalized for tax reporting                429                 --
Expenses of undeveloped land capitalized for tax                  435                 --
--
Operating expenses recognized in a
  different period for financial reporting
  than for income tax reporting, net                             (532)               (81)             432
                                                        ---------------     -------------        -----------
Net income (loss) for federal
 income tax purposes                                    $       (6,803)     $      4,688        $     (1,374)
                                                        ===============     =============        ============

The following is a reconciliation of partner's equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 1999 and 1998 (in thousands):

                                                             1999               1998
                                                         -------------      -----------
Partners' equity per financial statements               $      27,346       $    28,575
Cumulative provision for impairment of
      investments in real estate                                  250            17,610
Financial reporting depreciation in excess
  of tax reporting depreciation                                 5,334             4,537
Net difference in capitalized costs of development              9,660                --
Operating expenses recognized in a
  different period for financial reporting
  than for income tax reporting, net                          (4,742)                51
Property taxes capitalized for tax                                 --               932
                                                        -------------       -----------

Partners' capital for federal
 income tax purposes                                    $      37,848       $    51,705
                                                        =============       ===========

Note 10. SUBSEQUENT EVENTS

On March 15, 2000, a one-year extension for the loan secured by Circuit City and TGI Friday's was approved. The loan fees for the extension will be 0.50% of the loan amount and the financing service fee to Glenborough Corp. will be 1% of the loan amount, or $50,000. The maturity date will be April 30, 2001. The interest rate will be one percent (1%) per annum in excess of the lender's "Prime Rate"


                                                                                 RANCON REALTY FUND IV,
                                                                            A CALIFORNIA LIMITED PARTNERSHIP

                                                                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                    DECEMBER 31, 1999
                                                                                     (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
    COLUMN A                        COLUMN B           COLUMN C                    COLUMN D                      COLUMN E
------------------------------------------------------------------------------------------------------------------------------------

                                                      Initial Cost to      Cost Capitalized Subsequent      Gross Amount Carried
                                                        Partnership             to Acquisition                at December 31, 1999
                                                 -----------------------   ---------------------------  ----------------------------
                                                              Buildings                                           Buildings
                                                                 and                        Carrying                 and       (a)
   Description                      Encumbrances   Land     Improvements     Improvements     Cost      Land    Improvements  Total
------------------------------------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes,  San Bernardino County, CA:
   One Vanderbilt                     $ 2,248     $    572     $     --       $  9,197      $   --     $  572    $ 9,197    $ 9,769
   Two Vanderbilt                          --          443           --          7,042          --        443      7,042      7,485
   Carnegie Business  Center I            (c)          380           --          5,095          --        380      5,095      5,475
   Inland Regional Center               2,390          608           --          7,779          --        946      7,441      8,387
    Provision for impairment of
    real estate (b)                        --         (196)          --         (1,482)         --       (196)    (1,482)    (1,678)
                                      -------     --------     --------       --------      -------    -------   -------     -------
                                        4,638        1,807           --         27,631          --       2,145    27,293     29,438
                                      -------     --------     --------       --------      ------     -------   -------     -------

Commercial Retail Space, San Bernardino, County, CA:
   Service Retail Center                  (c)          300           --          1,766          --         301     1,765      2,066
    Provision for impairment of
    real estate (b)                       --            --           --           (250)         --        (41)      (209)      (250)
   Promo Retail                           (c)          811           --          5,986          --         811     5,986      6,797
    Provision for impairment of
    real estate (b)                       --            --           --           (119)         --         (7)      (112)      (119)
   TGI Friday's                           (d)          181        1,624             --          --         181     1,624      1,805
   Circuit City                           (d)          284           --          3,597          --         454     3,427      3,881
   Office Max                             --           324        2,045            (53)         --         276     2,040      2,316
   Mimi's Cafe                            --           149          675             66          --         153       737        890
                                      -------     --------     --------       --------      ------     -------    -------   --------
                                       11,196        2,049        4,344         10,993          --       2,128    15,258     17,386
                                      -------     --------     --------       --------      ------     -------    -------   --------

Land Held for Development:
 San Bernardino County, CA:
   23 acres - Tri-City                     --        4,186           --          5,097          --       9,283        --      9,283
    Provision for impairment of
    real estate (b)                        --         (244)          --         (7,384)         --      (7,628)       --     (7,628)
                                                  --------     ---------      --------      -------    -------    --------  --------
                                           --        3,942           --         (2,287)         --       1,655        --      1,655
                                      -------     --------     --------       ---------     ------     -------    -------   --------

Land Held for Sale:
 Riverside County, CA:
  Temecula property 1.80 acres             --          712           --            121          --         833        --        833
    Provision for impairment of
    real estate (b)                        --            --             --        (288)         --       (288)        --       (288)
                                                  --------     --------       --------      ------     -------    -------   --------
                                           --          712           --           (167)         --         545        --        545
                                      -------     --------     --------       ---------     ------     -------    -------   --------

                                      $15,834     $  8,510     $  4,344       $ 36,170      $   --     $ 6,473   $42,551     $49,024
                                      =======     ========     ========       ========      ======     =======    =======   ========

---------------------------------------------------------------------------------------------
    COLUMN A                            COLUMN F      COLUMN G    COLUMN H    COLUMN I
---------------------------------------------------------------------------------------------



                                                        Date                   Life
                                       Accumulated Construction    Date     Depreciated
   Description                        Depreciation     Began     Acquired      Over
 ------------------------------------------------------------------------------------------
Rental Properties:
Commercial Office Complexes,  San Be    $  4,842     11/30/85   11/06/84      3-40 yrs.
   One Vanderbilt                          3,737      1/30/86   11/06/84      3-40 yrs.
   Two Vanderbilt                          2,792      7/31/86   11/06/84      3-40 yrs.
   Carnegie Business  Center I               674       1/96      6/26/87     10-40 yrs.
   Inland Regional Center
    Provision for impairment of               --
    real estate (b)                     --------
                                          12,045
                                         --------


Commercial Retail Space, San Bernard         643      7/31/86   11/06/84      3-40 yrs
   Service Retail Center
    Provision for impairment of              --
    real estate (b)                          889      2/01/93   11/06/84     10-40 yrs.
   Promo Retail
    Provision for impairment of              --
    real estate (b)                          115        N/A      2/28/97        40yrs.
   TGI Friday's                              356       7/96     11/06/84     20-40yrs.
   Circuit City                               72       7/98     11/06/84        40yrs.
   Office Max                                 24       7/98     11/06/84        40yrs.
   Mimi's Cafe                           --------
                                           2,099
                                         --------


Land Held for Development:
 San Bernardino County, CA:                   --        N/A     11/06/84          N/A
   23 acres - Tri-City
    Provision for impairment of               --
    real estate (b)                      --------
                                              --
                                         --------


Land Held for Sale:
 Riverside County, CA:                        --        N/A      6/01/92          N/A
  Temecula property 1.80 acres
    Provision for impairment of               --
    real estate (b)                      --------
                                              --
                                         --------

                                         $ 14,144
                                         ========

(a)      The aggregate cost of land and buildings for federal income tax purposes is $ 49,678.
(b)      See Note 3 to Financial Statements.
(c)      Service  Retail  Centre,  Carnegie  Business  Center I and  Promotional
         Retail  Center  are  collateral  for debt in the  aggregate  amount  of
         $6,196.
(d)      TGI Friday's and Circuit City are collateral for debt in the aggregate amount of $5,000.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:

                                                              For the years ended
                                                                  December 31,
                                                  1999                  1998                1997
                                            --------------        --------------        ----------
Investment in real estate

  Balance at beginning of period            $     50,820          $     64,480          $   63,135
     Additions during period:
         Purchases and improvements                  440                 2,834               4,030
         Capitalized carrying costs                   --                    --                  --
     Provision for impairment of
         investments in real estate                   --                (2,864)               (947)
     Retirements during period                    (2,236)              (13,630)             (1,738)
                                            --------------        -------------         -----------

  Balance at end of period                  $     49,024          $     50,820          $   64,480
                                             =============        ============          ==========



Accumulated Depreciation

  Balance at beginning of period            $       12,723        $     14,666          $   13,077

     Additions charged to expense                    1,421               1,249               1,589
     Retirements during period                          --              (3,192)                 --
                                            ---------------       -------------         ----------

  Balance at end of period                  $       14,144        $     12,723           $   4,666
                                            ==============        =============         ==========

                                  EXHIBIT INDEX

                            Exhibit No. Exhibit Title

(3.1) Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b),file number 2-90327),is incorporated herein by reference.

(3.2) First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as
                           Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3) Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit
                           3.3 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1) First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation,dated August 31, 1998.

(10.2) Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Inland Corporation, dated December 20, 1994 and March 30, 1995, respectively (filed as
                           Exhibit 10.2 to the Partnership's annual report on Form 10-K for the year ended December 31, 1995), is incorporated herein by reference.

(10.3) Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership's Properties (filed as Exhibit 10.6 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(27)                       Financial Data Schedule.

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

2. Asset Fees and Management Fees. For the period beginning on the date of this Agreement and ending December 31, 2000, Fund IV shall pay to GC Asset Fees and Management Fees in an amount equal to the greater of (i) the amount of Asset Fees and Management Fees in effect as of the date of this Agreement, as set forth in Exhibit A hereto, reduced only for such Asset Fees (in accordance with Exhibit E to the Agreement) and

Management Fees, respectively, as are applicable to the property known as Shadowridge, which was sold in June 1998, or (ii) the amount payable under the terms of the Agreement. Fund IV specifically guarantees that Asset Fees and Management Fees shall be paid at these respective amounts regardless of whether Fund IV sells any or all of its remaining properties during such time.

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


Glenborough Corporation                     Rancon Financial Corporation,
a California corporation                    a California corporation


By    ___________________________           By    ______________________________


Rancon Realty Fund IV                       ____________________________________
a California limited partnership            Daniel L. Stephenson

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


By       _______________________________
         Daniel L. Stephenson, General Partner

                                    Exhibit A

                              Rancon Realty Fund IV

                            Asset Administration Fees
                                       and
                            Property Management Fees


      Asset Administration Fees:       A monthly  amount  based on an annual
                                       total of $597,000  per year
                                       (i.e., $49,750 per month)

      Property Management Fees
      for the Tri-City property: A monthly amount based on an annual total equal to actual property management fees for the period January 1, 1999 through December 31, 1999.