Form 10-Q
period 2000-03-31
RANCON REALTY FUND IV
filed 2000-05-12
CIK 743870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-14207


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                    California                          33-0016355
         -------------------------------             -------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification  No.)

      400 South El Camino Real, Suite 1100
              San Mateo, California                     94402-1708
           ---------------------------               -------------
              (Address of principal                     (Zip Code)
               executive offices)

                                 (650) 343-9300
                                 --------------
              (Registrant's telephone number, including area code)

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

         Total number of units outstanding as of March 31, 2000: 76,763

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)

                                                                     March 31,          December 31,
                                                                       2000                 1999
                                                                    (Unaudited)          (Audited)
                                                                   --------------     --------------
Assets
------
Investments in real estate:
     Rental property, net of accumulated depreciation of
       $14,510 and $14,144 at March 31, 2000 and December
       31, 1999, respectively                                      $      32,336      $      32,680
     Land held for development                                             1,706              1,655
     Land held for sale                                                      545                545
                                                                   -------------      -------------

         Total real estate investments                                    34,587             34,880

     Cash and cash equivalents                                             6,440              6,133
     Restricted cash                                                         269                269
     Deferred financing costs and other fees, net of
       accumulated amortization of $1,561 and $1,486
       at March 31, 2000 and December 31, 1999, respectively               1,278              1,267
     Prepaid expenses and other assets                                     1,208              1,220
                                                                   -------------      -------------

         Total assets                                              $      43,782      $      43,769
                                                                   =============      =============

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
     Notes payable                                                 $      15,794      $      15,834
     Accounts payable and other liabilities                                  714                589
                                                                   -------------      -------------

          Total liabilities                                               16,508             16,423
                                                                   -------------      -------------

Commitments and contingent liabilities (see Note 4)                           --                 --

Partners' Equity (Deficit):
     General partners                                                       (646)              (645)
     Limited partners, 76,763 and 76,765 limited partnership
       units outstanding at March 31, 2000 and December 31,
       1999, respectively                                                 27,920              27,991
                                                                   -------------      --------------

          Total partners' equity                                          27,274             27,346
                                                                   -------------      -------------

         Total liabilities and partners' equity                    $      43,782      $      43,769
                                                                   =============      =============


          See accompanying notes to consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statement of Operations
          (in thousands, except per unit amounts and units outstanding)

                                                                      Three months ended
                                                                          March 31,
                                                              ---------------------------------
                                                                   2000               1999
                                                              ---------------     -------------
 Revenues:
      Rental income                                           $       1,648       $       1,623
      Interest and other income                                          79                  76
                                                              -------------       -------------

              Total revenue                                           1,727               1,699
                                                              -------------       -------------

 Expenses:
      Operating                                                         634                 652
      Interest expense                                                  378                 374
      Depreciation and amortization                                     413                 389
      Loss on sales of real estate                                       --                   4
      Expenses associated with undeveloped land                         119                 124
      General and administrative                                        237                 243
      Proposed dissolution costs                                         17                  45
                                                              -------------       -------------

          Total expenses                                              1,798               1,831
                                                              -------------       -------------

 Net loss                                                     $        (71)       $       (132)
                                                              =============       =============

 Net loss per limited partnership unit                        $      (0.92)       $      (1.72)
                                                              =============       =============

 Distributions per limited partnership unit:
       From net income                                        $          --       $         --
       Representing return of capital                         $          --       $         --
                                                              -------------       ------------

          Total distributions per limited partnership unit    $          --       $         --
                                                              =============       ============

 Weighted average number of limited  partnership units
   outstanding  during each period used to compute
   net loss per limited partnership unit                             76,763             76,766
                                                              =============       ============









          See accompanying notes to consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                    For the three months ended March 31, 2000
                                 (in thousands)



                                                     General             Limited
                                                    Partners             Partners             Total
                                                 ----------------     ---------------     --------------

     Balance at December 31, 1999                $        (645)       $      27,991       $      27,346

     Retirement of limited partnership units                --                   (1)                 (1)

     Net loss                                               (1)                 (70)                (71)
                                                 --------------       --------------      --------------

     Balance at March 31, 2000                   $        (646)       $      27,920       $      27,274
                                                 ==============       ==============      ==============
































          See accompanying notes to consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     Three months ended
                                                                                         March 31,
                                                                           --------------------------------------
                                                                                2000                    1999
                                                                           --------------------------------------
Cash flows from operating activities:
     Net loss                                                              $         (71)          $       (132)
     Adjustments  to  reconcile  net  loss
       to net  cash  provided  by  operating activities:
         Loss on sales of real estate                                                 --                      4
         depreciation and amortization                                               413                    389
         Amortization of loan fees, included in
           interest expense                                                           28                     23
         Changes in certain assets and liabilities:
           Deferred financing costs and other fees                                   (86)                  (166)
           Prepaid expenses and other assets                                          12                     (1)
           Accounts payable and other liabilities                                    125                    (84)
                                                                           -------------           -------------

           Net cash provided by (used for) operating activities                      421                     33
                                                                           -------------           -------------
ws from investing activities:
     Net proceeds from sales of land                                                  --                    296
     Net additions to real estate investments                                        (73)                  (220)
                                                                           --------------          -------------

           Net cash provided by (used for) investing activities                      (73)                    76
                                                                           --------------          -------------

Cash flows from financing activities:
     Notes payable principal payments                                                (40)                   (41)
     Retirement of limited partnership units                                          (1)                    (1)
                                                                           --------------          --------------

           Net cash provided by (used for) financing activities                      (41)                   (42)
                                                                           --------------          --------------

Net increase in cash and cash equivalents                                            307                     68

Cash and cash equivalents at beginning of period                                   6,133                  4,297
                                                                           -------------           -------------

Cash and cash equivalents at end of period                                 $       6,440           $      4,365
                                                                           =============           =============

Supplemental disclosure of cash flow information:
       Cash paid for interest (exclusive of capitalized interest)          $         350           $        352
                                                                           =============           =============
       Interest Capitalized                                                $          10           $         --
                                                                           =============           =============




          See accompanying notes to consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


Note 1.      THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
             -------------------------------------------------------

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of March 31, 2000 and December 31, 1999, and the related statements of operations and cash flows for the three months ended March 31, 2000 and 1999.

Asset Sale and Dissolution Proposal
-----------------------------------
The  Partnership's   business  strategy  has  been  to  focus  on  the  eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999), discussed the General Partner's proposal to sell all of the Partnership's assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). The Partnership's properties consist of ten rental properties and approximately 23 acres of unimproved land in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties") and approximately 2 acres of unimproved land in Temecula, California (the "Remaining Property"). The General Partner currently intends to sell all of the Partnership's properties, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least the second half of 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis. The dissolution must be completed within 90 days of the final receipt of cash proceeds from the sale of Partnership property. The period over which the sales transactions and dissolution are to take place is not currently known.

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

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the Tri-City Properties into packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund V ("Fund V"), a partnership also sponsored by the

General Partner. Bidders for any package of properties containing Tri-City Properties and Fund V properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund V based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner assessed all offers on the properties in an effort to achieve the highest possible sales price and return value for the properties. The General Partner closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999, the General Partner entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to the impact of rising interest rates on the potential buyer's ability to fund. The General Partner subsequently received three written offers from prospective buyers and has selected one. Currently, this prospective buyer is completing its due diligence on the Tri City properties, and the Partnership is preparing a Purchase and Sale agreement for signature.

In March 2000, the Partnership entered into a contract to sell one of the remaining lots of land (Lot 11) located in Temecula, Riverside County, California, to an unaffiliated third party. Currently, the buyer is completing its due diligence. The contract price for the land is $325,000 and the estimated date for close of escrow is June 16, 2000.

In April 2000, the Partnership entered into another contract to sell the remaining lot of land (Lot 10) located in Temecula, Riverside County, California, to an unaffiliated third party. Currently, the buyer is completing its due diligence. The contract price for the land is $222,000 and the estimated date for close of escrow is July 3, 2000.

In 1997, the Partnership granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer, received from an unaffiliated third party. The General Partner is willing to accept to sell all or a portion of the Partnership's properties. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement, which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's properties to the unaffiliated third party buyer as set forth in Partnership's notice to GLB. The GLB Matching Right applies to the Tri-City Properties and the Remaining Property.

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

Allocation of Net Income and Net Loss
-------------------------------------
Allocation of profits and losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero.

Net income other than net income from operations  shall be allocated as follows:
(i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partners be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital account in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income for any period. Net loss other than net loss from operations shall be allocated 99% to the limited partners and 1% to the general partners.

The terms of the Partnership agreement call for the general partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

General Partner and Management Matters
--------------------------------------
Effective January 1, 1995, Glenborough entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sold any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled.

According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($149,000 in March 31, 2000 and 1999); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should

Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Basis of Accounting
-------------------
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

The consent of the partners to a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its consolidated financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development", all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

When the timing of the last cash receipt from the sale of the property is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the partners upon liquidation will be estimated.

Consolidation
-------------
In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $6,400,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,171,000 at March 31, 2000, and matures on May 1, 2006 with an 8.744% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

Reclassifications
-----------------
Certain prior year balances have been reclassified to conform with the current year presentation.

Note 2.      REFERENCE TO 1999 AUDITED FINANCIAL STATEMENTS
             ----------------------------------------------
These unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the December 31, 1999 audited consolidated financial statements.

Note 3.      SALE OF REAL ESTATE
             -------------------

On January 15, 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California to an unaffiliated third party for $334,800. The Partnership recognized a $4,000 loss on the sale, and the sale generated net sales proceeds of $296,000.

On December 27, 1999, the Partnership sold approximately 24.8 acres in Lake Elsinore, Riverside County, California (referred to as Lake Elsinore Plaza) to an unaffiliated third party for $2,450,000. The Partnership recognized a $257,000 gain on sale, and the sale generated net sales proceeds of $2,193,000.

Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES
             --------------------------------------
The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 2000 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of March 31, 2000. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

Note 4.           SUBSEQUENT EVENTS
                  -----------------
In March 2000, the Partnership entered into a contract to sell one of the remaining lots of land (Lot 11) located in Perris, Riverside County, California, to an unaffiliated third party. Currently, the buyer is completing its due diligence. The contract price for the land is $325,000 and the estimated date for close of escrow is June 16, 2000.

In April 2000, the Partnership entered into another contract to sell the remaining lot of land (Lot 10) located in Perris, Riverside County, California, to an unaffiliated third party. Currently, the buyer is completing its due diligence. The contract price for the land is $222,000 and the estimated date for close of escrow is July 3, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The following discussion of the Partnership's financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes to the consolidated financial statements.

At March 31, 2000, the Partnership had cash of $6,440,000 (exclusive of $269,000 in restricted cash). The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $34,587,000, which includes $32,336,000 in rental properties, $1,706,000 of land held for development and $545,000 of undeveloped land held for sale. The Partnership's primary liabilities at March 31, 2000 include notes payable, totaling approximately $15,794,000, which consist of four secured loans encumbering properties with an aggregate net book value of approximately $25,549,000 and maturity dates of April 30, 2001 to May 1, 2006. Three of the Partnership's notes payable require monthly principal and interest payments, and bear fixed interest rates between 8.744% and 9%, and one note payable requires monthly interest-only payments and bears interest at a variable rate of 1% over the lender's Prime Rate.

The Partnership's restricted cash at March 31, 2000 consists of a $269,000 certificate of deposit ("CD") for Inland Regional Center's security deposit ("IRC CD"). Pursuant to the lease, the IRC CD will be converted to prepaid rent after the 60th month of the lease and will be applied towards the IRC's monthly rent until exhausted, provided that IRC is not in default of the lease and IRC receives a five-year extension for its contract term with the State of California.

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 2000 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded when and if it becomes payable.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest totaled $566,000 at March 31, 2000. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

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

Management believes that the Partnership's cash balance as of March 31, 2000 together with cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

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

Operating Activities
--------------------
During the period ended March 31, 2000, the Partnership's cash provided by operating activities totaled $421,000.

The $125,000, or 22%, increase in accounts payable and other liabilities at March 31, 2000, compared to December 31, 1999, was due primarily to an increase in property tax accruals which prior to their payment in the second quarter of 2000.

Investing Activities
--------------------
During the period ended March 31, 2000, the Partnership used $74,000 in cash for investing activities which consisted of capital additions to the Partnership's real estate properties.

Financing Activities
--------------------
During the period ended March 31, 2000, the Partnership's cash used for financing activities totaled $41,000, which consisted of $40,000 in principal payments on its four notes payable, and $1,000 paid to redeem two limited partnership units ("Units").

RESULTS OF OPERATIONS
---------------------
Revenues
--------
Rental income of $1,648,000 for the three months ended March 31, 2000 varied only slightly from $1,623,000 for the three months ended March 31, 1999.

Occupancy rates at the Partnership's Tri-City properties as of March 31, 2000 and 1999 were as follows:

                                                      March 31,
                                         ------------------------------------
                                              2000                1999
                                         ---------------     ----------------

     One Vanderbilt                           88%                  91%
     Two Vanderbilt                           100%                100%
     Service Retail Center                    100%                 84%
     Carnegie Business Center I               88%                  78%
     Promotional Retail Center                100%                100%
     Inland Regional Center                   100%                100%
     TGI Friday's                             100%                100%
     Circuit City                             100%                100%
     Office Max                               100%                100%
     Mimi's Cafe                              100%                100%

As of March 31, 2000, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease which expires in December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009;
(vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 269,000 square feet of the 452,000 total leasable square feet at Tri-City and accounted for approximately 56% of the total rental income of the Partnership during the first quarter of 2000.

The three-percentage point decrease in occupancy from March 31, 1999 to March 31, 2000 at One Vanderbilt was due to the expiration of a 6,699 square feet office lease in May 1999. To date, this space had not yet been re-leased but management continues to aggressively market the space. Slightly offsetting this decrease in occupancy was the leasing of 3,987 square feet of previously vacant space to two new tenants.

The sixteen-percentage point increase in occupancy from March 31, 1999 to March 31, 2000 at Service Retail Center was attributable to an 1,103 square feet expansion of leased space to an existing tenant and the leasing of 2,211 square feet of previously vacant space to two new tenants. The ten percentage point increase in occupancy from March 31, 1999 to March 31, 2000 at Carnegie Business Center I was attributable to an aggregate of 6,945 square feet of expansions of leased space to three existing tenants.

Interest income remained consistent for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

Expenses
--------
Operating expenses decreased $18,000, or 3%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999 primarily due to a property tax refund received in the first quarter of 2000, combined with no consulting fees for property tax appeals, which were incurred in the first quarter of 1999.

Depreciation and amortization increased $24,000, or 6%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due primarily to depreciation related to additions to rental properties.

The loss on sale of real estate of $4,000 for the three months ended March 31, 1999 resulted from the sale of the Perris property.

Expenses associated with undeveloped land decreased $5,000, or 4%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to the elimination of property taxes as a result of the sales of the Perris property in January 1999 and the Lake Elsinore property in December 1999.

General and administrative expenses decreased $6,000, or 2%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, primarily due to a decrease in investor relations expenses.

The proposed dissolution costs of $17,000 and $45,000 for the three months ended March 31, 2000 and 1999, respectively, consisted of expenses incurred related to the Solicitation and the Asset Sale and Dissolution as discussed in Note 1.

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

                  None

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


                             RANCON REALTY FUND IV,
                             a California limited partnership

                             By     Rancon Financial Corporation
                                    a California corporation,
                                    its General Partner



Date:    May 12, 2000               By:    /s/  DANIEL L. STEPHENSON
                                           --------------------------
                                           Daniel L. Stephenson, President

Date:    May 12, 2000               By:    /s/  DANIEL L. STEPHENSON
                                           -------------------------
                                           Daniel L. Stephenson, General Partner