Form 10-Q
period 2000-06-30
RANCON REALTY FUND IV
filed 2000-08-14
CIK 743870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                                 (650) 343-9300
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  X  No
                                       ----    ---

          Total number of units outstanding as of August 11, 2000: 76,674

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                                                  RANCON REALTY FUND IV,
                                             A CALIFORNIA LIMITED PARTNERSHIP

                                               Consolidated Balance Sheets
                                           (in thousands, except unit amounts)

                                                                   June 30,           December 31,
                                                                     2000                 1999
                                                                  (Unaudited)          (Audited)
                                                                 --------------     -------------
Assets
------
Investments in real estate:
     Rental property, net of accumulated depreciation of
       $14,879 and $14,144 at June 30, 2000 and December
       31, 1999, respectively                                    $      32,064      $      32,680
     Land held for development                                           2,076              1,655
     Land held for sale                                                    219                545
                                                                 -------------      -------------

         Total real estate investments                                  34,359             34,880

     Cash and cash equivalents                                           6,507              6,133
     Restricted cash                                                       269                269
     Deferred financing costs and other fees, net of
       accumulated amortization of $1,626 and $1,486
       at June 30, 2000 and December 31, 1999, respectively              1,232              1,267
     Prepaid expenses and other assets                                   1,150              1,220
                                                                 -------------      -------------

         Total assets                                            $      43,517      $      43,769
                                                                 =============      =============

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
     Notes payable                                               $      15,715      $      15,834
     Accounts payable and other liabilities                                552                589
                                                                 -------------      -------------

          Total liabilities                                             16,267             16,423
                                                                 -------------      -------------

Commitments and contingent liabilities (see Note 4)                         --                 --

Partners' Equity (Deficit):
     General partners                                                     (645)              (645)
     Limited partners, 76,745 and 76,765 limited partnership
       units outstanding at June 30, 2000 and December 31,
       1999, respectively                                               27,895             27,991
                                                                 -------------      -------------

           Total partners' equity                                       27,250             27,346
                                                                 -------------      -------------

           Total liabilities and partners' equity                $      43,517      $      43,769
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


                                        RANCON REALTY FUND IV,
                                  A CALIFORNIA LIMITED PARTNERSHIP

                                Consolidated Statements of Operations
                   (in thousands, except per unit amounts and units outstanding)
                                             (Unaudited)


                                                       Three months ended                  Six months ended
                                                             June 30,                          June 30,
                                                    --------------------------       ----------------------------
                                                       2000             1999             2000             1999
                                                    ----------      ----------       -----------      -----------
 Revenues
 --------
    Rental income                                   $    1,811      $    1,701       $     3,459      $     3,324
    Interest and other income                               65              34               144              110
                                                    ----------      ----------       -----------      -----------

                 Total revenues                          1,876           1,735             3,603            3,434
                                                    ----------      ----------       -----------      -----------

 Expenses
 --------
 Operating                                                 726             632             1,360            1,284
    Interest expense                                       371             385               749              759
    Depreciation and amortization                          413             406               826              795
    Loss on sales of real estate                            23              --                23                4
    Expenses  associated  with
       undeveloped land                                     94              94               213              218
    General and administrative                             252             256               489              499
    Proposed dissolution costs                              15             109                32              154
                                                    ----------      ----------       -----------      -----------

                 Total expenses                          1,894           1,882             3,692            3,713
                                                    ----------      ----------       -----------      -----------

 Net loss                                           $      (18)     $     (147)      $       (89)     $      (279)
                                                    ==========      ==========       ===========      ===========

 Net loss per limited partnership unit              $    (0.22)     $    (1.91)      $     (1.16)     $     (3.63)
                                                    ==========      ==========       ===========      ===========

 Distributions per limited partnership unit:
       From net income                              $       --      $       --       $        --      $        --
       Representing return of capital                       --              --                --               --
                                                    ----------      ----------       -----------      -----------

              Total distributions per limited
              partnershipb unit                     $       --      $       --       $        --      $        --
                                                    ==========     ===========       ===========      ===========

 Weighted average number of limited
    partnership units  outstanding during
    each period used to compute net loss
    per limited partnership unit                        76,748          76,765            76,756           76,765
                                                    ==========     ===========       ===========      ===========





                See accompanying notes to consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                     For the six months ended June 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                     General             Limited
                                                    Partners             Partners             Total
                                                 ----------------     ---------------     -------------

     Balance at December 31, 1999                $        (645)       $      27,991       $      27,346

     Retirement of limited partnership units                --                   (7)                 (7)

     Net loss                                               --                  (89)                (89)

                                                 --------------       --------------      -------------

     Balance at June 30, 2000                    $        (645)       $      27,895       $      27,250
                                                 ==============       ==============      =============


































               See accompanying notes to consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                               Six months ended
                                                                                   June 30,
                                                                    ---------------------------------------
                                                                         2000                    1999
                                                                    ----------------        ---------------
Cash flows from operating activities:
     Net loss                                                       $         (89)          $        (279)
     Adjustments  to  reconcile  net  loss
       to net cash  provided  by  operating activities:
         Net loss on sales of real estate                                      23                       4
         Depreciation and amortization                                        826                     795
         Amortization of loan fees, included in
           interest expense                                                    49                      55
         Changes in certain assets and liabilities:
           Deferred financing costs and other fees                           (105)                   (223)
           Prepaid expenses and other assets                                   70                     242
           Accounts payable and other liabilities                             (37)                   (316)
                                                                    --------------          -------------
           Net cash provided by operating activities                          737                     278
                                                                    -------------           -------------
Cash flows from investing activities:
     Net proceeds from sales of land                                          290                     296
     Net additions to real estate investments                                (527)                   (290)
                                                                    --------------          -------------
           Net cash (used for) provided by investing activities              (237)                      6
                                                                    --------------          -------------
Cash flows from financing activities:
     Notes payable principal payments                                        (119)                    (83)
     Retirement of limited partnership units                                   (7)                     (1)
                                                                    --------------          -------------

           Net cash used for financing activities                            (126)                    (84)
                                                                    --------------          -------------

Net increase in cash and cash equivalents                                     374                     200

Cash and cash equivalents at beginning of period                            6,133                   4,297
                                                                    -------------           -------------

Cash and cash equivalents at end of period                          $       6,507           $       4,497
                                                                    =============           =============

Supplemental disclosure of cash flow information:
       Cash paid for interest                                       $         726           $         704
                                                                    =============           =============
       Interest capitalized                                         $          26           $          --
                                                                    =============           =============




                See accompanying notes to consolidated financial statements.

                              RANCON REALTY FUND IV
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)

Note 1.      THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
             -------------------------------------------------------

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, A California Limited Partnership (the "Partnership") as of June 30, 2000 and December 31, 1999, and the related consolidated statements of operations and cash flows for the six months ended June 30, 2000 and 1999.

Asset Sale and Dissolution Proposal
-----------------------------------
At the beginning of 1999, the Partnership's business strategy had been to focus on the eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999), discussed the General Partner's proposal to sell all of the Partnership's assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). The Partnership's properties consist of ten rental properties and approximately 23 acres of unimproved land (approximately 13,000 square feet in construction phase) in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties") and approximately 1 acre of unimproved land in Temecula, California (the "Remaining Property").

As of August 25, 1999, the expiration of the voting period, 76,765 limited partnership units ("Units") were outstanding. The holders of 61,429 Units, or 80% of the Units outstanding, had voted ("Units Voted") and no response was received from the remaining 20%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with holders of 54,010 Units, or 88%, of the Units Voted in favor, holders of 5,783 Units, or 9%, against and holders of 1,636 Units, or 3%, abstaining. A total of 20 and 2 Units in 2000 and 1999, respectively, were repurchased as a result of Unitholders' requests for the Partnership to take over such Units. As of June 30, 2000, there were 76,745 Units outstanding.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the Tri-City Properties into packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund V ("Fund V"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing Tri-City Properties and Fund V properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund V based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and at the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner assessed all offers on the properties in an effort to achieve the highest possible sales price and return value for the properties. The General Partner closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999, the General Partner entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to the impact of rising interest rates on the potential buyer's ability to fund the purchase price. The General Partner subsequently received three written offers from prospective buyers and had selected one. In June 2000, this prospective buyer was completing its due diligence on the Tri City properties, and the Partnership was preparing a Purchase and Sale Agreement for signature. Interest rates continued to rise, and the buyer determined that it was unable to fund the acquisition due to the changing economic conditions.

After extensive work on the potential sale of the Assets, the General Partner has determined that, at this time, it is not possible to sell the Tri City properties to the most qualified bidders primarily due to the increase in interest rates. The General Partner currently intends to retain the Tri City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land. This aligns with the General Partner's goals of increasing revenues at the Tri-City Properties and increasing distributions to Unitholders.

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

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer received from an unaffiliated third party. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price, terms and conditions, the Partnership and GLB must promptly execute a purchase agreement, which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB. The GLB Matching Right applies to the Tri-City Properties and the Remaining Property.

The General Partner currently intends, but is not obligated, to make interim distributions to the Limited Partners, from time to time, of all or a portion of the net proceeds from the sale of the properties. The General Partner will notreceive any of the net proceeds from the sale of the properties or upon dissolution of the Partnership with respect to its general partnership interests. In November 1999, the General Partner distributed $767,000 from the net proceeds of the January 1999 sale of the Perris land.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimates of sales proceeds and future distributions resulting from the Asset Sale, estimates of the timing of the sale of the properties, the dissolution of the Partnership and the distribution of sales proceeds. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. All forward-looking statements included in this document are based on information available to the Partnership on the date hereof, and reflect the best judgment of the management of the Partnership. The General Partner's current plans are subject to change, both as a result of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that the Asset Sale and Dissolution Proposal will be consummated, or if and when the properties will be sold that the proceeds will be distributed, and the Partnership liquidated. The timing of any sale of the Partnership's properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties could be sold, and the duration of any installment sales of any of the properties.

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

General Partner and Management Agreement
----------------------------------------
Effective January 1, 1995, Glenborough entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sold any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled.

The Partnership will pay Glenborough for its services as follows: (i) an specified asset management fee ($306,000 and $299,000 as of June 30, 2000 and 1999); (ii) sales fees of 2% for improved properties and 4% for land ($13,000 as of June 30, 2000 and 1999) (iii) a refinancing fee of 1% ($50,000 and $49,750 as of June 30, 2000 and 1999) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Basis of Accounting
-------------------
The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the assumption that the Partnership will continue as a going concern.

Consolidation
-------------
In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $6,400,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,145,000 at June 30, 2000, and matures on May 1, 2006 with an 8.744% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All inter-company balances and transactions have been eliminated in the consolidation.

Note 2.      REFERENCE TO 1999 AUDITED FINANCIAL STATEMENTS
             ----------------------------------------------

These unaudited consolidated financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1999 audited consolidated financial statements.

Note 3.      SALES OF REAL ESTATE
             --------------------

On January 15, 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California to an unaffiliated entity for $334,800. The Partnership recognized a $4,000 loss on the sale, and the sale generated net sale proceeds of $296,000.

On June 30, 2000, the Partnership sold one of the two remaining lots of land (Lot 11) located in Temecula, Riverside County, California, to an unaffiliated third party for $325,000. The Partnership recognized a $23,000 loss on sale, and the sale generated net sales proceeds of $290,000.

In April 2000, the Partnership entered into a contract to sell one of the two remaining lots of land (Lot 10) located in Temecula, Riverside County, California, to an unaffiliated third party. The escrow was cancelled in June 2000 due to the buyer's inability to obtain parking clearances from the City of Temecula for the buyer's intended use.

Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES
             --------------------------------------
The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at June 30, 2000 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of June 30, 2000. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

Note 5.      NOTES PAYABLE
             -------------
Notes payable as of June 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                                                        2000                   1999
                                                                                  --------------         ---------------
Note  payable  secured  by  first  deeds  of trust  on  Service  Retail  Center,
Promotional  Retail  Center  and  Carnegie  Business  Center I. The note,  which matures  May 1,  2006,  is a  10-year,  8.744%  fixed  rate  loan with a 25-year amortization, requiring monthly payments of principal and interest totaling $53.
                                                                                 $        6,145           $        6,196

Note  payable  secured by first deed of trust on the IRC  building  with a fixed interest rate of 8.75%,  monthly payments of principal and interest totaling $21 and a maturity date of April 23, 2001.
                                                                                          2,372                    2,390


                                                                                        2000                   1999
                                                                                  --------------         ---------------

Note payable secured by first deed of trust on the One Vanderbilt building.  The note bears a fixed  interest  rate of 9%.  Monthly  payments  of  principal  and interest totaling $20 are due until the maturity date of January 1, 2005.
                                                                                          2,228                    2,248

Note payable  secured by first deeds of trust on Circuit City and TGI  Friday's.
The note bears  interest  at a variable  rate of one  percent  (1%) per annum in excess of the lender's  "Prime Rate",  has a maturity date of April 30, 2001 and
requires monthly payments ofprincipal and interest totaling $15.                          4,970                    5,000
                                                                                  --------------         ---------------

                  Total notes payable
                                                                                  $      15,715          $        15,834
                                                                                  =============          ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The following discussion of the Partnership's financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes to the consolidated financial statements.

At June 30, 2000, the Partnership had cash of $6,507,000 (exclusive of $269,000 in restricted cash). The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $34,359,000 at June 30, 2000, which includes $32,064,000 in rental properties, $2,076,000 of land held for development, and $219,000 of undeveloped land held for sale.

The Partnership's restricted cash at June 30, 2000 consists of a $269,000 certificate of deposit ("CD") for Inland Regional Center's security deposit ("IRC CD"). Pursuant to the lease, the IRC CD will be converted to prepaid rent after the 60th month of the lease (July 17, 2001) and will be applied towards the IRC's monthly rent until exhausted, provided that IRC is not in default of the lease and IRC receives a five-year extension for its contract term with the State of California.

The Partnership's liabilities at June 30, 2000 include notes payable totaling approximately $15,715,000, which consist of four secured loans encumbering properties with an aggregate net book value of approximately $25,390,000 and maturity dates of April 23, 2001 to May 1, 2006. These notes require monthly principal and interest payments ranging from $15,000 to $53,000. Three notes bear fixed interest rates between 8.744% and 9%, and one note bears interest at a variable rate of 1% over the lender's Prime Rate.

On January 15, 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California to an unaffiliated entity for $334,800. The Partnership recognized a $4,000 loss on the sale, and the sale generated net sale proceeds of $296,000. On December 27, 1999, the Partnership sold approximately 24.8 acres in Lake Elsinore, Riverside County, California (referred to as Lake Elsinore Plaza) to an unaffiliated third party for $2,450,000. The Partnership recognized a $257,000 gain on sale, and the sale generated net sales proceeds of $2,193,000. On June 30, 2000, the Partnership sold one of the two remaining lots of land (Lot 11) located in Temecula, Riverside County, California, to an unaffiliated third party for $325,000. The Partnership recognized a $23,000 loss on sale, and the sale generated net sales proceeds of $290,000

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at June 30, 2000 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest totaled $566,000 at June 30, 2000. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income from certificates of deposit, and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership's cash reserves, pending use in the development of properties, or is distributed to the partners.

Management believes that the Partnership's cash balance as of June 30, 2000, together with cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Aside from the foregoing and the current plan to discontinue the sale and retain the Tri- City properties, and to begin an assessment of various opportunities to develop the additional parcels within the Project, the Partnership knows of no demands, commitments, events or uncertainties, which might effect its liquidity or capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities
--------------------
During the six months ended June 30, 2000, the Partnership's cash provided by operating activities totaled $737,000.

The $105,000 increase in deferred financing costs and other fees at June 30, 2000, compared to December 31, 1999 was primarily due to the payment of loan fees relating to the refinancing of the note payable secured by first deeds of trust on Circuit City and TGI Friday's, and payments of lease commissions relative to new and renewal leases.

The $70,000 decrease in prepaid expenses and other assets at June 30, 2000, compared to December 31, 1999, was primarily due to the collection of tenant receivables.

The $37,000 decrease in accounts payable and other liabilities at June 30, 2000, compared to December 31, 1999, was primarily due to the payment of audit and tax fees in the second quarter of 2000.

Investing Activities
--------------------
During the six months ended June 30, 2000, the Partnership's cash used for investing activities totaled $237,000, which consisted of $540,000 of capital additions to properties offset by net proceeds of $290,000 from the sale of Lot 11 in Temecula, California.

Financing Activities
--------------------
During the six months ended June 30, 2000, the Partnership's cash used for financing activities totaled $126,000, which consisted of $119,000 in principal payments on its four notes payable, and $7,000 paid to redeem twenty limited partnership units ("Units").

Results of Operations
---------------------

Revenues
--------

Rental income increased $135,000, or 4%, and $110,000, or 6%, during the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to an increase in pass-through income resulting from an increase in property operating expenses as discussed below.

Occupancy rates at the Partnership's Tri-City properties as of June 30, 2000 and 1999 were as follows:

                                               June 30,
                                  ------------------------------------
                                       2000                1999
                                  ---------------     ----------------

     One Vanderbilt                     88%                 95%
     Two Vanderbilt                    100%                100%
     Service Retail Center             100%                 84%
     Carnegie Business Center I         88%                 78%
     Promotional Retail Center         100%                100%
     Inland Regional Center            100%                100%
     TGI Friday's                      100%                100%
     Circuit City                      100%                100%
     Office Max                        100%                100%
     Mimi's Cafe                       100%                100%

As of June 30, 2000, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 275,000 square feet of the 452,000 total leasable square feet at Tri-City and accounted for approximately 55% of the total rental income of the Partnership during the second quarter of 2000.

The seven-percentage point decrease in occupancy from June 30, 1999 to June 30, 2000 at One Vanderbilt was due to the expiration of a 6,699 square foot lease in May 1999. Management continues to aggressively market the space. Slightly offsetting this decrease was the leasing of 1,615 square feet of previously vacant space to a new tenant.

The sixteen-percentage point increase in occupancy from June 30, 1999 to June 30, 2000 at Service Retail Center was attributable to an expansion of 1,103 square feet for an existing tenant, and the leasing of 2,211 square feet of previously vacant space to two new tenants.

The ten-percentage point increase in occupancy from June 30, 1999 to June 30, 2000 at Carnegie Business Center I was attributable to an aggregate of 6,945 square feet of expansions for three existing tenants.

Interest and other income increased $34,000, or 31%, and $31,000, or 91%, during the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to an increase in invested cash balances resulting from the increase in rental revenue discussed above.

Expenses
--------
Operating expenses increased $76,000, or 6%, and $94,000, or 15%, for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to payments of supplementary property taxes for the years of 1998 to 2000, which resulted from the higher assessments to the Circuit City and Mimi Cafe properties after construction was completed.

Interest expense remained consistent for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively.

Depreciation and amortization increased $31,000, or 4%, and $7,000, or 2%, for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to depreciation related to additions to rental properties.

The loss on sale of real estate of $23,000 for the six and three months ended June 30, 2000 resulted from the sale of Lot 11 in Temecula, California. The loss on sale of real estate of $4,000 for the six months ended June 30, 1999 resulted from the sale of the Perris property.

Expenses associated with undeveloped land varied slightly for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively.

General and administrative expenses remained consistent for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively.

The proposed dissolution costs of $32,000 and $154,000 for the six months ended June 30, 2000 and 1999, respectively, consisted of expenses incurred related to the Solicitation and the Asset Sale and Dissolution as discussed in Note 1 of the Notes to Consolidated Financial Statements in Part I.

                              RANCON REALTY FUND IV
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)

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


                             RANCON REALTY FUND IV,
                             a California limited partnership

                             By         Rancon Financial Corporation
                                        a California corporation,
                                        its General Partner



Date:    August 11, 2000     By:        /s/  DANIEL L. STEPHENSON
                                        --------------------------
                                        Daniel L. Stephenson, President

Date:    August 11, 2000     By:        /s/  DANIEL L. STEPHENSON
                                        --------------------------
                                        Daniel L. Stephenson, General Partner