Form 10-Q
period 2000-09-30
RANCON REALTY FUND IV
filed 2000-11-14
CIK 743870

Page 1 of 1

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

        Total number of units outstanding as of November 14,2000: 76,659

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)

                                                                            September 30,         December 31,
                                                                                2000                  1999
                                                                             (Unaudited)            (Audited)
                                                                          ------------------    --------------
Assets
Investments in real estate:
     Rental property, net of accumulated depreciation of
       $15,259 and $14,144 at September 30, 2000 and
       December 31, 1999, respectively                                    $      32,590         $       32,680
     Land held for development                                                    2,003                  1,655
     Land held for sale                                                             219                    545
                                                                          -------------         --------------

         Total real estate investments                                           34,812                 34,880

     Cash and cash equivalents                                                    6,113                  6,133
     Restricted cash                                                                269                    269
     Deferred financing costs and other fees, net of
       accumulated amortization of $1,702 and $1,486 at
       September 30, 2000 and December 31, 1999,
       respectively                                                               1,163                  1,267
     Prepaid expenses and other assets                                            1,239                  1,220
                                                                          -------------         --------------

         Total assets                                                     $      43,596         $       43,769
                                                                          =============         ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
     Notes payable                                                        $      15,624         $       15,834
     Accounts payable and other liabilities                                         935                    589
                                                                          -------------         --------------

          Total liabilities                                                      16,559                 16,423
                                                                          -------------         --------------

Commitments and contingent liabilities (see Note 4)                                  --                     --

Partners' Equity (Deficit):
     General partners                                                              (645)                  (645)
     Limited partners, 76,671 and 76,765 limited partnership
       units outstanding at September 30, 2000 and December
       31, 1999, respectively                                                     27,682                27,991
                                                                          --------------        --------------

           Total partners' equity                                                27,037                 27,345
                                                                          -------------         --------------

           Total liabilities and partners' equity                         $      43,596         $       43,769
                                                                          =============         ==============


          See accompanying notes to consolidated financialstatements.


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                       Three months ended                 Nine months ended
                                                            September 30,                   September 30,
                                                    -----------------------------    ----------------------------
                                                       2000             1999            2000            1999
                                                    ------------    -------------    ------------    -----------
 Revenues
    Rental income                                   $    1,633      $    1,619       $     5,092     $     4,943
    Interest and other income                               70              40               214            150
                                                    ----------      ----------       -----------     ----------
            Total revenues                               1,703           1,659             5,306           5,093
                                                    ----------      ----------       -----------     -----------

 Expenses
    Operating                                              669             702             2,029           1,986
    Interest expense                                       372             383             1,121           1,142
    Depreciation and amortization                          428             403             1,254           1,198
    Loss on sales of real estate                            --              --                23               4
    Expenses  associated  with
       undeveloped land                                    123             121               336             339
    General and administrative                             294             250               783             749
    Proposed dissolution costs                               6             138                38             292
                                                    ----------      ----------       -----------     -----------
            Total expenses                               1,892           1,997             5,584           5,710
                                                    ----------      ----------       -----------     -----------

    Net loss                                        $     (189)     $     (338)      $      (278)    $      (617)
                                                    ===========     ===========      ============    ============

 Net loss per limited partnership unit              $    (2.46)     $    (4.40)      $     (3.62)    $     (8.03)
                                                    ===========     ===========      ============    ============

 Distributions per limited partnership unit:
       From net income                              $        --     $        --      $        --     $        --
       Representing return of capital                        --              --               --              --
                                                    -----------     -----------      -----------     -----------

              Total distributions per limited
              partnership unit                      $        --     $        --      $        --     $        --
                                                    ===========     ===========      ===========     ===========

 Weighted average number of limited  partnership
    units  outstanding  during each period used to
    compute net loss per limited partnership unit       76,688          76,765            76,734          76,765
                                                     ==========      ==========       ===========     ===========






          See accompanying notes to consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

            Consolidated Statement of Partners' Equity (Deficit) For
                    the nine months ended September 30, 2000
                                 (in thousands)
                                   (Unaudited)


                                                             General             Limited
                                                            Partners             Partners             Total
                                                         ----------------     ---------------     ---------------

     Balance at December 31, 1999                        $        (645)       $      27,991       $      27,346

     Retirement of limited partnership units                        --                  (31)                (31)

     Net loss                                                       --                 (278)               (278)
                                                         -------------        --------------      --------------

     Balance at September 30, 2000                       $        (645)       $      27,682       $      27,037
                                                         ==============       =============       =============



































          See accompanying notes to consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                           ---------------------------------------
                                                                                2000                    1999
                                                                           ----------------        ---------------
Cash flows from operating activities:
     Net loss                                                              $        (278)          $        (617)
-
     Adjustments  to  reconcile  net  loss
       to net  cash  provided  by  operating activities:
         Loss on sales of real estate                                                 23                       4
         Depreciation and amortization                                             1,254                   1,198
         Amortization of loan fees, included in
           interest expense                                                           77                      82
         Changes in certain assets and liabilities:
           Deferred financing costs and other fees                                  (112)                   (230)
           Prepaid expenses and other assets                                         (19)                    210
           Accounts payable and other liabilities                                    346                     (79)
                                                                           -------------           --------------
           Net cash provided by operating activities                               1,291                     568
                                                                           -------------           -------------
Cash flows from investing activities:
     Net proceeds from sales of land                                                 290                     296
     Net additions to real estate investments                                     (1,360)                   (389)
                                                                           --------------          --------------
           Net cash used for investing activities                                 (1,070)                    (93)
                                                                           --------------          --------------
Cash flows from financing activities:
     Notes payable principal payments                                               (210)                   (125)
     Retirement of limited partnership units                                         (31)                     (1)
                                                                           --------------          --------------

           Net cash used for financing activities                                   (241)                   (126)
                                                                           --------------          --------------

Net (decrease) increase in cash and cash equivalents                                 (20)                    349

Cash and cash equivalents at beginning of period                                   6,133                   4,297
                                                                           -------------           -------------
Cash and cash equivalents at end of period                                 $       6,113           $       4,646
                                                                           =============           =============
Supplemental disclosure of cash flow information:
       Cash paid for interest                                              $       1,097           $       1,060
                                                                           =============           =============
       Interest capitalized                                                $          53           $          --
                                                                           =============           =============






          See accompanying notes to consolidated financial statements.

                              RANCON REALTY FUND IV
                        A California Limited partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2000
                                   (Unaudited)

Note 1.      THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
             -------------------------------------------------------

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, a California Limited Partnership (the "Partnership") as of September 30, 2000 and December 31, 1999, the related unaudited consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

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

A total of 94 and 2 Units in 2000 and 1999, respectively, were repurchased as a result of Unitholders' requests for the Partnership to take over such Units. As of September 30, 2000, there were 76,671 Units outstanding.

After extensive work on the potential sale of the Assets, the General Partner has determined that, at this time, it is not possible to sell the Tri City properties to the most qualified bidders. The General Partner currently intends to retain the Tri City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land on a build-to-suit basis.

Allocation of Net Income and Net Loss
-------------------------------------
Allocation of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset management fee ($460,000 and $448,000 as of September 30, 2000 and 1999); (ii) sales fees of 2% for improved properties and 4% for land ($13,000 as of September 30, 2000); (iii) a refinancing fee of 1% ($50,000 and $49,750 as of September 30, 2000 and 1999) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Basis of Accounting
-------------------
The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the assumption that the Partnership will continue as a going concern.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

Consolidation
-------------
In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $6,400,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,119,000 at September 30, 2000, and matures on May 1, 2006 with an 8.744% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All inter-company balances and transactions have been eliminated in the consolidation.

Note 2.     REFERENCE TO 1999 AUDITED FINANCIAL STATEMENTS
            ----------------------------------------------

These unaudited consolidated financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1999 audited consolidated financial statements.

Note 3.      SALES OF REAL ESTATE
             --------------------

On January 15, 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California to an unaffiliated entity for $334,800. The Partnership recognized a $4,000 loss on the sale.

On June 30, 2000, the Partnership sold one of the two remaining lots of land (Lot 11) located in Temecula, Riverside County, California, to an unaffiliated third party for $325,000. The Partnership recognized a $23,000 loss on sale.

Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES
             --------------------------------------
The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at September 30, 2000 for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of September 30, 2000. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying unaudited consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

Note 5.            NOTES PAYABLE
                   -------------
Notes payable as of September 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                                                       2000                  1999
                                                                                  ---------------        ------------
Note  payable  secured  by  first  deeds  of trust  on  Service  Retail  Center,
Promotional  Retail  Center  and  Carnegie  Business  Center I. The note,  which matures  May 1,  2006,  is a  10-year,  8.744%  fixed  rate  loan with a 25-year
amortization requiring monthly payments of principal and interest totaling $53.    $    6,119              $    6,196

Note  payable  secured by first deed of trust on the IRC  building  with a fixed interest rate of 8.75%,  monthly payments of principal and interest totaling $21
and a maturity date of April 23, 2001.                                             $    2,362              $    2,390

Note payable secured by first deed of trust on the One Vanderbilt building.  The note bears a fixed  interest  rate of 9%.  Monthly  payments  of  principal  and
interest totaling $20 are due until the maturity date of January 1, 2005.          $    2,218              $    2,248

Note payable  secured by first deeds of trust on Circuit City and TGI  Friday's.
The note bears  interest  at a variable  rate of one  percent  (1%) per annum in excess of the lender's  "Prime Rate" (10.5% as of September 30, 2000 and 9.5% as
of December 31, 1999), has a maturity date of April 30, 2001 and requires
monthly payments of principal and interest totaling $60.                            $    4,925              $    5,000
                                                                                  ---------------        ------------
                  Total notes payable                                              $   15,624$             $   15,834
                                                                                  ===============        ============

Note 6.           SUBSEQUENT EVENTS
                  -----------------
In October 2000, the Partnership entered into a contract to sell the remaining lot of land (Lot 10) located in Temecula, Riverside County, California, to an unaffiliated third party. Currently, the buyer is completing its due diligence. The contract price for the land is $202,000 and the estimated time for close of escrow is at February 2001. If completed, the Partnership expects a minimal loss on this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership's financial condition and results of operations should be read in conjunction with the Partnership's December 31, 1999 audited consolidated financial statements, and the notes to the audited consolidated financial statements.

Asset Sale and Dissolution Proposal
-----------------------------------
The Partnership's properties consist of ten rental properties and approximately 23 acres of unimproved land (approximately 13,000 square feet in construction phase) in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties") and approximately 1 acre of unimproved land in Temecula, California (the "Remaining Property").Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the Tri-City Properties into packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund V ("Fund V"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing Tri-City Properties and Fund V properties were required to specify how their overall bid was allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package were to be apportioned between the Partnership and Fund V based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and at the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner assessed all offers on the properties in an effort to achieve the highest possible sales price and return value for the properties. The General Partner closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999, the General Partner entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to the impact of rising interest rates on the potential buyer's ability to fund the purchase price. The General Partner subsequently received three written offers from prospective buyers and selected one. In June 2000, this prospective buyer was completing its due diligence on the Tri City properties, and the Partnership was preparing a Purchase and Sale Agreement for signature. Interest rates continued to rise, and the buyer determined that it was unable to fund the acquisition due to the changing economic conditions.

After extensive work on the potential sale of the Assets, the General Partner has determined that, at this time, it is not possible to sell the Tri City properties to the most qualified bidders. The General Partner currently intends to retain the Tri City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land on a build-to-suit basis. This aligns with the General Partner's goals of increasing revenues at the Tri-City Properties and increasing distributions to Unitholders.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 2000, the Partnership had cash of $6,113,000 (exclusive of $269,000 in restricted cash). The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $34,812,000 at September 30, 2000, which includes $32,590,000 in rental properties, $2,003,000 of land held for development and $219,000 of land held for sale.

The Partnership's restricted cash at September 30, 2000 consists of a $269,000 certificate of deposit ("CD") for Inland Regional Center's security deposit ("IRC CD"). Pursuant to the lease, the IRC CD will be converted to prepaid rent after the 60th month of the lease (July 17, 2001) and will be applied towards the IRC's monthly rent until exhausted, provided that IRC is not in default of the lease and IRC receives a five-year extension for its contract term with the State of California.

The Partnership's liabilities at September 30, 2000 include notes payable totaling approximately $15,624,000, which consist of four secured loans encumbering properties with an aggregate net book value of approximately $25,171,000 and with maturity dates ranging from April 23, 2001 through May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $60,000. Three notes bear fixed interest rates between 8.744% and 9%, and one note bears interest at a variable rate of 1% over the lender's Prime Rate.

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

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at September 30, 2000 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

The Partnership is also contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest total $566,000 as of September 30, 2000. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying unaudited consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

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

Management believes that the Partnership's cash balance at September 30, 2000, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities
--------------------
During the nine months ended September 30, 2000, the Partnership's cash provided by operating activities totaled $1,291,000.

The $112,000 increase in deferred financing costs and other fees at September 30, 2000, compared to December 31, 1999 was primarily due to the payment of loan fees relating to the refinancing of the note payable secured by first deeds of trust on Circuit City and TGI Friday's, and payments of lease commissions relative to new and renewal leases.

The $19,000 increase in prepaid expenses and other assets at September 30, 2000, compared to December 31, 1999, was primarily due to the increase in the mortgage impound accounts and prepayments of the fourth quarter investor service fees. Offsetting the increase was the decrease of accounts receivable due to the collection of tenant rents.

The $346,000 increase in accounts payable and other liabilities at September 30, 2000, compared to December 31, 1999, was primarily due to the increase in accrued property taxes and accrual of the final construction costs for development of the pad sites at the Partnership properties.

Investing Activities
--------------------
During the nine months ended September 30, 2000, the Partnership's cash used for investing activities totaled $1,070,000, which consisted of $1,360,000 of capital additions primarily to One and Two Vanderbilt, Palm court Retail #1, Service Retail Center and Carnegie Business Center, offset by net proceeds of $290,000 from the sale of Lot 11 in Temecula, California.

Financing Activities
--------------------
During the nine months ended September 30, 2000, the Partnership's cash used for financing activities totaled $241,000, which consisted of $210,000 in principal payments on its four notes payable, and $31,000 paid to redeem 94 limited partnership units ("Units").

Results of Operations
---------------------
Revenues
--------
Rental income increased $14,000, or 1%, and $149,000, or 3%, during the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to an increase in pass-through income resulting from an increase in property operating expenses as discussed below. During the three months ended September 30, 2000, the increase was slightly offset by the decrease of rental income at Two Vanderbilt property relative to the 14 % decrease in occupancy in July 2000.

Occupancy rates at the Partnership's Tri-City Properties as of September 30,2000 and 1999 were as follows:
                                                       September 30,
                                           ------------------------------------
                                                2000                1999
                                           ---------------     ----------------
     One Vanderbilt                              88%                 88%
     Two Vanderbilt                              86%                100%
     Service Retail Center                      100%                100%
     Carnegie Business Center I                  88%                 77%
     Promotional Retail Center                  100%                100%
     Inland Regional Center                     100%                100%
     TGI Friday's                               100%                100%
     Circuit City                               100%                100%
     Office Max                                 100%                100%
     Mimi's Cafe                                100%                100%
     Palm Court Retail #1                        25%                 N/A

As of September 30, 2000, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Circuit City with a lease through January 2018; and
(vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 275,000 square feet of the 452,000 total leasable square feet at Tri-City and accounted for approximately 57% of the total rental income of the Partnership during the third quarter of 2000.

The 14% decrease in occupancy from September 30, 1999 to September 30, 2000 at Two Vanderbilt was due to the expiration of a 9,504 square foot lease in July 2000. Management continues to aggressively market the space.

The 11% increase in occupancy from September 30, 1999 to September 30, 2000 at Carnegie Business Center I was attributable to an aggregate of 6,945 square feet of expansions for three existing tenants.

The 25% increase in occupancy from September 30, 1999 to September 30, 2000 at Palm Court Retail #1 of the new development was attributable to the leasing of 3,089 square feet to the first new tenant.

Interest and other income increased $30,000, or 75%, and $64,000, or 43%, during the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to an increase in invested cash balances resulting from the increase in rental revenue discussed above.

Expenses
--------
Operating  expenses  decreased  $33,000,  or 5%,  for  the  three  months  ended
September 30, 2000, compared to the three months ended September 30, 1999, primarily due to a 1998 property tax refund resulting from a tax appeal at the One and Two Vanderbilt properties. Operating expenses increased $43,000, or 2%, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily due to payments of supplementary property taxes for the years of 1998 to 2000, which resulted from higher assessments to the Circuit City and Mimi Cafe properties after construction was completed.

Interest expense decreased $11,000, or 3%, and $21,000, or 2%, for the three and nine months ended September 20, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to the capitalization of interest (beginning subsequent to September 30, 1999) related to development of pad sites at one of the Partnership's properties.

Depreciation and amortization increased $25,000, or 6%, and $56,000, or 5%, for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to depreciation related to additions to rental properties.

The loss on sale of real estate of $23,000 for the three months ended September 30, 2000 resulted from the sale of Lot 11 in Temecula, California. The loss on sale of real estate of $4,000 for the nine months ended September 30, 1999 resulted from the sale of the Perris property.

Expenses associated with undeveloped land varied slightly for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively.

General and administrative expenses increased $44,000, or 18%, and $34,000, or 5%, for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to an increase in investor service expenses related to the shareholder update meetings.

The proposed dissolution costs of $38,000 and $292,000 for the nine months ended September 30, 2000 and 1999, respectively, consisted of expenses incurred related to the Solicitation and the Asset Sale and Dissolution as discussed in
Note 1 of the Notes to Consolidated Financial Statements in Part I. The decrease in these costs in 2000 was primarily due to the discontinuation of the plan to sell the properties.

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


                                    RANCON REALTY FUND IV,
                                    a California limited partnership

                                   By:   Rancon Financial Corporation
                                         a California corporation,
                                         its General Partner




Date:    November 14, 2000               By:    /s/  DANIEL L. STEPHENSON
                                                -------------------------
                                                Daniel L. Stephenson, President

Date:    November 14, 2000        By:        /s/  DANIEL L. STEPHENSON
                                            --------------------------
                                            Daniel L. Stephenson,
                                            General Partner