Form 10-K405
period 2000-12-31
RANCON REALTY FUND IV
filed 2001-03-30
CIK 743870

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                         COMMISSION FILE NUMBER: 0-14207

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           California                                           33-0016355
   --------------------------                                ------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

400 South El Camino Real, Suite 1100                             94402-1708
------------------------------------                             ----------
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

                                 Yes [X] No[ ]

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

                                     PART I


ITEM 1. BUSINESS

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corp. ("RFC"), collectively, the General Partner. RFC is wholly owned by DLS. The Partnership has no employees.

The Partnership's initial acquisition of property between December 1984 to August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre ("Tri-City") and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V ("Fund V"), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed twelve projects at Tri-City consisting of three office projects, one industrial property, and eight commercial properties. The Partnership's properties are more fully described in
Item 2.

As of December 31, 2000, the Partnership owned twelve rental properties and approximately 22.5 acres of unimproved land ("Tri-City Properties") in a master-planned development, the Tri-City, in San Bernardino, California, and approximately one acre of unimproved land in Temecula, California (the "Remaining Property").

In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). The Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender, Bear, Stearns Funding, Inc., of a new $6,400,000 loan. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,093,000 at December 31, 2000; matures on May 1, 2006; and has an 8.744% fixed interest rate. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by each investor who owns no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $292 per Unit. 2,063 Units were repurchased in connection with this offer. In total, 2,157 and 32 Units were repurchased in 2000 and 1999, respectively. As of December 31, 2000, there were 74,608 limited partnership units outstanding.

Asset Management, Sale and Dissolution Strategy

Prior to 2000, the Partnership's business strategy was to focus on the eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999), discussed the General Partner's proposal to sell all of the Partnership's assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). A final tabulation of the results of the Solicitation was made on August 25, 1999, with 54,010 Unitholders, or 88%, in favor, 5,783 Unitholders, or 9%, against, and 1,636 Unitholders, or 3%, abstaining.

Subsequent to obtaining the consent of the majority of the Unitholders and after extensive work on the potential sale of the Assets, the General Partner has determined that it is not possible to sell the Tri-City properties to the most qualified bidders at this time. The General Partner currently intends to retain the Tri-City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land on a build-to-suit basis.

In 1997, the Partnership granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership, although it provides property management services to the Partnership and is responsible for marketing the properties.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer received from an unaffiliated third party. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement. The purchase agreement is to contain a reasonable feasibility study period for GLB. If GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. All forward-looking statements included in this document are based on information available to the Partnership on the date hereof, and reflect the best judgment of the management of the Partnership. The General Partner's current plans are subject to change, both as of result of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located.

Competition Within the Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership's properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership's properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies.

Other Factors

Approximately 15 acres of the Tri-City land owned by the Partnership was part of a landfill operated by the City of San Bernardino ("the City") from approximately 1950 to 1960. There are no records of which the Partnership is aware which disclose that hazardous wastes exist at the landfill. The Partnership's landfill monitoring program currently meets or exceeds all regulatory requirements and no material capital expenditures have been incurred with respect thereto. The Partnership is working with the Santa Ana Region of the California Regional Water Quality Control Board and the City to determine the need and responsibility for any further testing. There is no current requirement to ultimately clean up the site; however, no assurance can be made that circumstances will not arise which could impact the Partnership's responsibility related to the property.

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

Tri-City Properties

The Partnership's improved properties in the Tri-City Corporate Centre are as follows:


                  Property                                     Type                         Square Feet
         ----------------------------            ----------------------------               -------------=
         One Vanderbilt                          Four story office building                    73,730
         Two Vanderbilt                          Four story office building                    69,046
         Carnegie Business Center I              Two R & D buildings                           62,539
         Service Retail Center                   Two retail buildings                          20,780
         Promotional Retail Center               Four strip center retail buildings            66,265
         Inland Regional Center                  Two story office building                     81,079
         TGI Friday's                            Restaurant                                     9,386
         Circuit City                            Retail building                               39,123
         Office Max                              Retail building                               23,500
         Mimi's Cafe                             Restaurant                                     6,455
         Palm Court Retail #1                    Retail building                                5,054
         Palm Court Retail #2                    Retail building                                7,433


These twelve operating properties total approximately 464,000 square feet and offer a wide range of retail, commercial, R & D and office products to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of a total of approximately 11 million square feet of office space and an overall vacancy rate of approximately 18.14% as of December 31, 2000, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 2000, the Partnership has 223,855 square feet of office space with an average vacancy rate of 4%, 177,996 square feet of retail space with an average vacancy rate of 6%, and 62,539 square feet of R & D space with an average vacancy rate of 15%.

Occupancy levels for the Partnership's Tri-City buildings for each of the five years ended December 31, 2000 expressed as a percentage of the total net rentable square feet, were as follows:



                                                                  2000        1999       1998       1997         1996
                                                                  ----        ----       ----       ----         ----
One Vanderbilt                                                     88%         88%        91%        80%          86%
Two Vanderbilt                                                    100%        100%       100%         93%         25%
Carnegie Business Center I                                         85%         77%        78%         69%         90%
Service Retail Center                                             100%        100%        95%        100%        100%
Promotional Retail Center                                         100%        100%        98%         97%         98%
Inland Regional Center                                            100%        100%       100%        100%        100%
TGI Friday's (commenced February 1997)                            100%        100%       100%        100%        N/A
Circuit City (commenced May 1997)                                 100%        100%       100%        100%        N/A
Office Max (commenced October 1998)                               100%        100%       100%         N/A        N/A
Mimi's Cafe (commenced December 1998)                             100%        100%       100%         N/A        N/A
Palm Court Retail #1 (commenced September 2000)                    30%         N/A        N/A         N/A        N/A
Palm Court Retail #2 (commenced January 2001)                     N/A          N/A        N/A         N/A        N/A


In 2000, management renewed four leases totaling 13,956 square feet of space, expanded two existing tenants by 11,716 square feet, and executed three new leases totaling 10,486 square feet of space. During 2001, there are eight leases totaling 42,212 square feet that are due to expire. One tenant with 3,910 square feet of space has extended their lease to 2002, and three of the tenants with 13,080 square feet of space will vacate when their lease expires in 2001. A tenant with 15,448 square feet of space has an option to renew by the end of March 2001. This tenant has not yet exercised their option. Three tenants leasing spaces totaling 9,774 square feet have not indicated whether they will renew their lease or vacate the premises at the end of their leases in 2001. Management, with independent leasing brokers, is aggressively marketing the spaces.

The annual effective rents per square foot for each of the five years ended December 31, 2000 were as follows:


                                                              2000        1999       1998        1997       1996
                                                              ----        ----       ----        ----       ----
  One Vanderbilt                                              $18.51      $17.88     $17.38      $17.13     $18.07
  Two Vanderbilt                                              $18.98      $18.88     $16.58      $15.35     $13.91
  Carnegie Business Center I                                  $10.49      $10.59     $10.33      $10.51     $10.02
  Service Retail Center                                       $16.54      $16.34     $16.08      $15.71     $14.37
  Promotional Retail Center                                   $10.74      $10.72     $10.41      $10.10     $ 9.85
  Inland Regional Center                                      $14.43      $14.43     $13.62      $13.62     $13.49
  TGI Friday's                                                $19.18      $19.18     $19.18      $19.18     N/A
  Circuit City                                                $13.38      $13.38     $13.38      $13.38     N/A
  Office Max                                                  $11.75      $11.75     $11.75      N/A        N/A
  Mimi's Cafe                                                 $13.17      $13.17     $13.17      N/A        N/A
  Palm Court Retail #1(commenced September 2000)              $23.00      N/A        N/A         N/A        N/A
  Palm Court Retail #2 (commenced January 2001)               N/A         N/A        N/A         N/A        N/A


Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

At December 31, 2000, the Partnership's annual rental rates ranged from $14.43 to $25.90 per square foot for office space; $9.90 to $24.00 per square foot for retail space; and $9.60 to $11.15 per square foot for R & D space.

The Partnership's Tri-City properties had the following tenants which occupied a significant portion of the net rentable square footage as of December 31, 2000:


                      Inland           ITT                                                            Inland
                     Regional      Educational                                                        Empire
                      Center         Center         Comp USA         PetsMart      Circuit City    Health Plan      Office Max
                   -------------  --------------  --------------  ---------------  --------------  -------------   -------------
                   Inland         Carnegie        Promotional     Promotional      Circuit City    Two             Office Max
Building           Regional       Business        Retail Center   Retail Center                    Vanderbilt
                   Center         Center I

Nature of          Social         Educational     Computer        Pet Retail       Electronics     HMO             Supplies
Business           Services       Services        Retail                           Retail                          Retail

Lease Term           13 years       12 years        10 years      15 years         20 years        5 years         15 years

Expiration Date      7/16/09        12/31/04         8/31/03      1/10/09          1/13/18         3/31/02         10/31/13

Square Feet          81,079         33,551           23,000         25,015          39,123          53,598          23,500

% of rentable          12%             8%             5%               5%              8%             17%              5%
total

Annual Rent         $1,170,240      $415,332        $227,700         $262,428        $523,464        $894,597        $276,125

Future Rent          6% every      3% annually     10% in 2003       5% 2004       lesser of       3% in 2001       5% in 2003
Increases           2.5 years                                                      10% or 5 yr.    for 17,840
                                                                                   CPI every       Sq. Ft.
                                                                                   5-years
                                                                                   during lease
                                                                                   term

Renewal Options    four 5-year     one 5-year     three 5-year      one 5-year      four 5-year        none         15 5-year
                     options         option          options          option          options                        options


The Partnership's Tri-City Properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:


                                                     Service Retail Center,
                                                       Carnegie Business                                  Circuit City
                                                     Center and Promotional        Inland Regional          and TGI
Security                        One Vanderbilt           Retail Center                 Center               Friday's
                               -----------------    -------------------------     ------------------     ---------------
Principal balance at
December 31, 2000                 $2,211,000               $6,093,000                $2,352,000            $4,895,000

Interest Rate                         9%                     8.74%                      8.75%             1% in excess
                                                                                                         of Prime Rate

Monthly payment                    $20,141                  $53,413                    $20,771            Principal &
                                                                                                            Interest

Maturity date                       1/1/05                  5/1/06                     4/23/01              4/30/01

The Partnership is in the process of obtaining new financing for IRC, Circuit City and TGI Friday's, as the notes secured by these properties will mature in April 2001. Management believes the new financing will be finalized prior to the maturity dates.


Tri-City Land

The majority of the 22.5 acres of the Tri-City land owned by the Partnership remains undeveloped. The Partnership's intention has been to develop parcels of this land on a build-to-suit basis, as tenants become available. During the fourth quarter of 2000, two new properties totaling approximately 13,000 square feet and known at Palm Court Retail #1 and Palm Court Retail #2 were completed. As of December 31, 2000, approximately 3,053 square feet of space at Palm Court Retail #1 was leased to two new tenants. Palm Court Retail #2 was fully leased to a new tenant effective January 2001.

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

In June 2000, the Partnership sold one of the two remaining lots of land located in Temecula, Riverside County, California, to an unaffiliated third party for $325,000. The Partnership recognized a $23,000 loss on the sale.

In October 2000, the Partnership entered into a contract to sell the remaining lot of land located in Temecula, Riverside County, California, to an unaffiliated third party for $202,000. The Partnership expected a minimal loss on this transaction and recorded a provision for impairment of $39,600 in 2000. On February 28, 2001, the sale closed and the Partnership received net proceeds of $179,000. No gain or loss was recorded on the sale.

The Partnership is contingently liable for a subordinated note payable in connection with the land in Temecula, California, that the Partnership reacquired in June 1992 through a deed in lieu of foreclosure in satisfaction of a $2,276,000 note receivable. The subordinated note payable and accrued interest totaled $566,000 at December 31, 2000. This amount is payable upon the sale of the property only after the Partnership receives the full amount of the prior note receivable with accrued and unpaid interest, costs of development, costs of sale, and other amounts paid to obtain good title to the property, subject to certain release provisions. Since the circumstances under which this liability would be payable are limited, the note payable and accrued interest have not been recorded in the accompanying consolidated financial statements; however, the amount will be recognized prior to recording any gain on the sale of the related land.

LAKE ELSINORE PROPERTY

In 1988, the Partnership acquired 17 parcels, totaling approximately 24.8 acres in Lake Elsinore, Riverside County, California (referred to as Lake Elsinore Plaza) for a purchase price of $4,475,000. Lake Elsinore Plaza was sold on December 27, 1999, for $2,450,000, and the Partnership received $2,193,000 of net sales proceeds.

PERRIS PROPERTY

In 1988, the Partnership acquired 17.14 acres of unimproved land near Perris Lake in Perris, Riverside County, California, at a purchase price of $3,000,000. During 1997, the Perris land had been written down to its then estimated fair value of $1,386,000. During 1998, the Partnership determined that the carrying value of the Perris land was further impaired and, accordingly, recorded an additional provision for impairment of $1,086,000.

On January 15, 1999, the Perris property was sold for $334,800 and the Partnership received $296,000 of net sales proceeds.

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

Holders

As of December 31, 2000, there were 9,776 holders of Partnership Units.

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

Cash From Sales or Refinancing is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are generally allocated as follows: (i) first, 1 percent to the General Partner and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions, plus a 12 percent return on their unreturned capital contributions (less prior distributions of Cash from Operations); (ii) second, to Limited Partners who purchased their units of limited partnership interest prior to April 1, 1985, to the extent they receive an additional return (depending on the date on which they purchased the units) on their unreturned capital of either 9 percent, 6 percent or 3 percent (calculated through October 31, 1985); and (iii) third, 20 percent to the General Partner and 80 percent to the Limited Partners. A more detailed statement of these distribution policies is set forth in the Partnership Agreement.

The Partnership distributed $766,590 and $767,650 on November 30, 2000 and 1999, respectively to the Limited Partners from operations.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected financial data for each of the five years ended December 31, 2000 (in thousands, except per Unit data):


                                                               For the years ended
                                                                      Dec. 31
                                          2000           1999           1998           1997           1996
                                          ----           ----           ----           ----           ----
Rental Income                           $  6,963       $  6,638       $  6,678       $  7,275       $  5,149
Gain (loss) on sale of real estate      $    (23)      $    253       $  5,457       $   (253)      $     --
Provision for impairment
  of real estate investments            $    (40)      $     --       $ (2,864)      $   (947)      $     --
Net income (loss)                       $   (352)      $   (461)      $  1,904       $ (3,066)      $ (1,510)
Net income (loss) allocable to
  Limited Partners                      $   (352)      $   (474)      $  1,631       $ (3,066)      $ (1,510)
Net income (loss) per Unit              $  (4.60)      $  (6.18)      $  21.22       $ (38.40)      $ (18.91)
Total assets                            $ 41,852       $ 43,769       $ 45,509       $ 53,401       $ 52,695
Long-term obligations                   $ 15,551       $ 15,834       $ 16,005       $ 22,004       $ 17,256
Cash distributions per Unit             $  10.02       $  10.00       $  51.54       $     --       $     --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto as listed in Item 14 of
Part IV.

At December 31, 2000, the Partnership had cash of $4,604,000 (exclusive of $284,000 in restricted cash). The remainder of the Partnership's assets consists primarily of its net investments in real estate, totaling approximately $34,665,000 at December 31, 2000, which includes $33,261,000 of rental properties, $1,216,000 of land held for development and $188,000 of land held for sale.

The Partnership's restricted cash at December 31, 2000, consists of a $284,000 certificate of deposit ("CD") for Inland Regional Center's (IRC) security deposit ("IRC CD"). Pursuant to the lease, the IRC CD will be converted to prepaid rent after the 60th month of the lease (July 2001) and will be applied toward IRC's monthly rent until exhausted, provided that IRC is not in default of the lease and IRC receives a five-year extension of its contract term with the State of California.

The Partnership's liabilities at December 31, 2000, include notes payable totaling approximately $15,551,000, which consist of four secured loans encumbering properties with an aggregate net book value of approximately $25,017,000, and with maturity dates ranging from April 23, 2001 through May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $60,000. Three notes bear fixed interest at rates between 8.744% and 9%, and one note bears interest at a variable rate of 1% over the lender's Prime Rate which was 10.50% at December 31, 2000. The Partnership is currently negotiating new financing to payoff the notes secured by first deeds of trust on the IRC, Circuit City and TGI Friday's buildings. The Partnership expects to finalize the new financing prior to the maturity dates.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership's cash reserves, pending use in development of other properties or distribution to the partners.

Management believes that the Partnership's cash balance as of December 31, 2000, together with cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2000, the Partnership's cash provided by operating activities totaled $1,509,000.

The $169,000 increase in deferred financing costs and other fees at December 31, 2000, compared to December 31, 1999, was primarily due to the payment of loan fees relating to the refinancing of the note payable secured by first deeds of trust on Circuit City and TGI Friday's, and payments of lease commissions related to new and renewal leases.

The $54,000 decrease in prepaid expenses and other assets at December 31, 2000, compared to December 31, 1999, was primarily due to the decrease of accounts receivable resulting from the collection of tenant rents. The decrease was slightly offset by the increase in the mortgage impounds accounts.

The $119,000 increase in accounts payable and other liabilities at December 31, 2000, compared to December 31, 1999, was primarily due to accruals of building operating expenses, audit fees and general and administrative expenses related to administrative and investor services. In addition, security deposits were increased primarily due to new deposits from Palm Court Retail #1 and #2.

Investing Activities

During the year ended December 31, 2000, the Partnership's cash used for investing activities totaled $1,354,000, which included $290,000 of net cash proceeds from the sale of land, $1,629,000 of cash used for additions to real estate, and $15,000 accrued interest income on restricted cash.

The Partnership received net cash proceeds of $290,000 from the June 2000 sale of land located in Temecula, Riverside County, California.

During 2000, the Partnership invested, by way of improvements, approximately $1,629,000 in rental properties, which included a $13,000 credit from the gas company related to a main installation charge.

Financing Activities

During the year ended December 31, 2000, the Partnership's cash used for financing activities totaled $1,684,000, which consisted of $283,000 in principal payments on its four notes payable, $767,000 of distributions to the Limited Partners and $634,000 paid to redeem 2,157 limited partnership units ("Units").

RESULTS OF OPERATIONS

2000 VERSUS 1999

Revenue

Rental income for the year ended December 31, 2000 increased $325,000, compared to the year ended December 31, 1999, primarily due to increased occupancy at Carnegie Business Center I and the partial lease-up of Palm Court Retail #1 in September 2000.

Occupancy rates at the Partnership's Tri-City properties for the end of each of the five years ended December 31, 2000 were as follows:


                                                                  2000        1999       1998       1997       1996
                                                                  ----        ----       ----       ----       ----
One Vanderbilt                                                     88%         88%        91%        80%        86%
Two Vanderbilt                                                    100%        100%       100%        93%        25%
Carnegie Business Center I                                         85%         77%        78%        69%        90%
Service Retail Center                                             100%        100%        95%       100%       100%
Promotional Retail Center                                         100%        100%        98%        97%        98%
Inland Regional Center                                            100%        100%       100%       100%       100%
TGI Friday's (commenced February 1997)                            100%        100%       100%       100%       N/A
Circuit City (commenced May 1997)                                 100%        100%       100%       100%       N/A
Office Max (commenced October 1998)                               100%        100%       100%        N/A       N/A
Mimi's Cafe (commenced December 1998)                             100%        100%       100%        N/A       N/A
Palm Court Retail #1 (commenced September 2000)                    30%         N/A        N/A        N/A       N/A
Palm Court Retail #2 (commenced January 2001)                     N/A          N/A        N/A        N/A       N/A


In 2000, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002;
(ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 283,000 square feet of the 464,000 total leasable square feet at Tri-City and accounted for approximately 61% of the rental income of the Partnership in 2000.

The 8% increase in occupancy from December 31, 1999 to December 31, 2000 at Carnegie Business Center I was due to the leasing of 4,056 square feet of previously vacant space to a new tenant.

Palm Court Retail #1 was placed in service in September 2000 and 3,053 square feet was leased to two new tenants by year end.

Interest and other income for the year ended December 31, 2000 increased $59,000 from the year ended December 31, 1999 primarily due to an increase in average invested cash balances resulting from the increase in rental revenue discussed above.

Expenses

Operating expenses increased $105,000, or 4%, for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the payments of supplementary property taxes for the years 1998 through 2000, which resulted from higher assessments to the Circuit City and Mimi's Cafe properties after construction was completed. These assessments could not be completed at December 31, 1999.

On January 15, 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California to an unaffiliated entity for $334,800. The Partnership recognized a $4,000 loss on the sale, and the sale generated net sale proceeds of $296,000.

On June 30, 2000, the Partnership sold one of the two remaining lots of land located in Temecula, Riverside County, California, to an unaffiliated third party for $325,000. The Partnership recognized a $23,000 loss on sale, and the sale generated net sales proceeds of $290,000.

Interest expense varied slightly during the year ended December 31, 2000 compared to the year ended December 31, 1999 due to stability in the Partnership's debt structure.

Depreciation and amortization increased $63,000, or 4%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to additions to the rental properties, including the commencement of operations at Palm Court Retail #1.

The Partnership expected a minimal loss on the sale of the Remaining Property located in Temecula, Riverside County, California and recorded a provision for impairment of $40,000 in 2000.

The loss on sale of real estate of $23,000 during the year ended December 31, 2000 resulted from the sale of one of the remaining lots in Temecula, Riverside, California.

Expenses associated with undeveloped land increased $26,000, or 6%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the increase in association dues in 2000.

General and administrative expenses increased $111,000, or 11%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to increases in asset administration fees, investor service expenses for shareholder update meetings, and audit and tax preparation fees.

The $73,000 and $429,000 of proposed dissolution costs in 2000 and 1999, respectively, consist of expenses incurred related to the Asset Sale discussed in Item 1. The decrease in these costs in 2000 was due to the discontinuation of the plan to sell the properties.

1999 VERSUS 1998

Revenue

Rental income for the year ended December 31, 1999, decreased $40,000 compared to the year ended December 31, 1998, primarily due to the June 1998 sale of Shadowridge Woodbend Apartments ("Shadowridge"). This decrease was offset by an increase due to the commencement of operations of Office Max in October 1998 and Mimi's Cafe in January 1999.

Occupancy rates at the Partnership's Tri-City properties for the end of each of the four years ended December 31, 1999 and October 31, 1995, respectively, were as follows:


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
    Office Max (commenced October 1998)                   100%         100%          N/A          N/A         N/A
    Mimi's Cafe (commenced December 1998)                 100%         100%          N/A          N/A         N/A


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

The 3% decrease in occupancy from December 31, 1998 to December 31, 1999, at One Vanderbilt was due to the expiration of a 6,699 square foot office lease in May 1999. Slightly offsetting this decrease in occupancy was an increase due to the leasing of 3,987 square feet of previously vacant space to two new tenants.

The 5% increase in occupancy from December 31, 1998, to December 31, 1999, at Service Retail Center was attributed to the leasing of 1,466 square feet of previously vacant space to three new tenants.

The gain on sale of land of $257,000 during the year ended December 31, 1999, resulted from the December 1999 sale of Lake Elsinore.

Interest and other income for the year ended December 31, 1999, decreased $33,000 from the year ended December 31, 1998, due to a decrease in cash reserves resulting from the November 1998 distribution of $4,000,000 from the Shadowridge sale proceeds.

Expenses

Operating expenses decreased $179,000, or 6%, for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to the June 1998 sale of Shadowridge. This decrease was partially offset by an increase in property operating expenses attributable to the commencement of operations of Office Max and Mimi's Cafe.

Interest expense decreased $182,000, or 11%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, due primarily to the payoff of the $5,800,000, 7.95% fixed rate loan secured by Shadowridge.

Depreciation and amortization increased $208,000, or 15%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to the commencement of operations of Office Max and Mimi's Cafe.

The loss on sale of real estate of $4,000 during the year ended December 31, 1999 resulted from the sale of the Perris land.

Expenses associated with undeveloped land increased $23,000, or 6%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, due to (i) a timing difference in payment of the 1st quarter of 1998 maintenance association dues in the 4th quarter of 1997 and (ii) a reduction in property taxes as a result of the sale of the Perris land in January 1999.

General and administrative expenses decreased $245,000, or 20%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to a decrease in asset management fees resulting from the 1998 sale of Shadowridge.

The $429,000 and $102,000 of proposed dissolution costs in 1999 and 1998, respectively, consist of expenses incurred related to the Asset Sale as discussed in Item 1.

ITEM 7A. QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT MARKET RISK

INTEREST RATES

The Partnership's primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

Approximately 32% of the Partnership's outstanding debt was subject to variable rates at December 31, 2000 and 1999, respectively. In addition, the average interest rate on the Partnership's debt increased from 9.02% at December 31, 1999 to 9.34% at December 31, 2000. The Partnership reviews interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. The Partnership does not have any other material market-sensitive financial instruments. It is not the Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.


                                                               Expected Maturity Date
                            ------------------------------------------------------------------------------------------
                                                                                                               Fair
                               2001        2002         2003        2004       2005    Thereafter  Total       value
                               ----        ----         ----        ----       ----    ----------  -----       -----
                                                                   (in thousands)
Secured Fixed                 $2,510      $ 172        $ 188       $ 172      $2,164    $5,450     $10,656     $10,656
Average interest rate           8.75%      8.82%        8.82%       8.83%      8.98%      8.74%       8.80%

Secured Variable              $4,895      $  --        $  --       $  --      $  --     $   --     $ 4,895     $ 4,895
Average interest rate          10.50%     $  --        $  --       $  --      $  --     $   --       10.50%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 2000.

A change of 1/8% in the index rate to which the Partnership's variable rate debt is tied would change the annual interest incurred by the Partnership by $6,365, based upon the balances outstanding on variable rate instruments at December 31, 2000.

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

Mr. Stephenson, age 57, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2000, the Partnership did not incur any expenses or costs reimbursable to RFC, DLS or any other affiliate of the Partnership.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of the report:

              (1)  Financial Statements:

                   Report of Independent Public Accountants

                   Consolidated Balance Sheets as of December 31, 2000 and 1999

                   Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                   Consolidated Statements of Partners' Equity for the years ended December 31, 2000, 1999 and 1998

                   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                   Notes to Consolidated Financial Statements

              (2)  Financial Statement Schedule:

                   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000 and Notes thereto

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


                                    RANCON REALTY FUND IV,
                                    a California limited partnership

                                    By:  Rancon Financial Corporation
                                         a California corporation
                                         its General Partner



Date:    March 30, 2001             By:  /s/  DANIEL L. STEPHENSON
                                       -----------------------------------------
                                         Daniel L. Stephenson, President

Date:    March 30, 2001             By:  /s/  DANIEL L. STEPHENSON
                                       -----------------------------------------
                                         Daniel L. Stephenson, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE




          Financial Statements and Schedule                                                             Page
          ---------------------------------                                                             ----
         Financial Statements:

            Report of Independent Public Accountants                                                       24

           Consolidated Balance Sheets as of December 31, 2000, 1999 and 1998                              25

           Consolidated  Statements of Operations for the years ended December 31,
             2000, 1999 and 1998                                                                           26

            Consolidated Statements of Partners' Equity for the years
             ended December 31, 2000, 1999 and 1998                                                        27

           Consolidated Statements of Cash Flows for the years ended
             December 31, 2000, 1999 and 1998                                                           28-29

            Notes to Consolidated Financial Statements                                                  30-39

         Schedule:

            III - Real Estate and Accumulated Depreciation
                 as of December 31, 2000 and Notes thereto                                              40-41

         Exhibit Index                                                                                     42

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON REALTY FUND IV:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP, and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND IV and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be see forth therein in relation to the basic financial statements taken as a whole.


San Francisco, California
February 28, 2001

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                    (in thousands, except units outstanding)


Assets                                                             2000           1999
                                                                 --------       --------
Investments in real estate:
     Rental property, net of accumulated depreciation of
       $15,644 and $14,144 at December 31, 2000 and
       1999, respectively                                        $ 33,261       $ 32,680
     Land held for development                                      1,216          1,655
     Land held for sale                                               179            545
                                                                 --------       --------
         Total real estate investments                             34,656         34,880

     Cash and cash equivalents                                      4,604          6,133
     Restricted cash                                                  284            269
     Deferred financing costs and other fees, net of
       accumulated amortization of $1,780 and $1,486 at
       December 31, 2000 and 1999,
       respectively                                                 1,142          1,267
     Prepaid expenses and other assets                              1,166          1,220
                                                                 --------       --------
         Total assets                                            $ 41,852       $ 43,769
                                                                 ========       ========

Liabilities and Partners' Equity
Liabilities:
     Notes payable                                               $ 15,551       $ 15,834
     Distributions payable-General Partners                            58             --
     Accounts payable and other liabilities                           708            589
                                                                 --------       --------
          Total liabilities                                        16,317         16,423
                                                                 --------       --------
Commitments and contingent liabilities                                 --             --

Partners' Equity:
     General partners                                                (703)          (645)
     Limited partners,74,608 and 76,765 limited partnership
       units outstanding at December 31, 2000 and 1999
          respectively                                             26,238         27,991
                                                                 --------       --------

           Total partners' equity                                  25,535         27,346
                                                                 --------       --------

           Total liabilities and partners' equity                $ 41,852       $ 43,769
                                                                 ========       ========



The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
              For the years ended December 31, 2000, 1999 and 1998
          (in thousands, except per unit amounts and units outstanding)


                                                          2000           1999           1998
                                                        --------       --------       --------
Revenue
         Rental income                                  $  6,963       $  6,638       $  6,678
         Gain on sale of rental property                      --             --          5,468
         Gain on sale of land                                 --            257             --
         Interest and other income                           267            208            241
                                                        --------       --------       --------

                  Total revenue                            7,230          7,103         12,387
                                                        --------       --------       --------

Expenses:
         Operating                                         2,716          2,611          2,790
         Interest expense                                  1,479          1,469          1,651
         Depreciation and amortization                     1,689          1,626          1,418
         Provision for impairment of investments
              in real estate                                  40             --          2,864
         Loss on sales of land                                23              4             11
         Expenses associated with undeveloped land           467            441            418
         General and administrative                        1,095            984          1,229
         Proposed dissolution costs                           73            429            102
                                                        --------       --------       --------

                  Total expenses                           7,582          7,564         10,483
                                                        --------       --------       --------

Net income (loss)                                       $   (352)      $   (461)      $  1,904
                                                        ========       ========       ========

Net income (loss) per limited partnership unit          $  (4.60)      $  (6.18)      $  21.22
                                                        ========       ========       ========

Distributions per limited partnership unit:
         From net income                                $     --       $     --       $  21.22
         Representing return of capital                    10.02          10.00          30.32
                                                        --------       --------       --------

                  Total distributions per limited
                          partnership unit              $  10.02       $  10.00       $  51.54
                                                        ========       ========       ========

Weighted average number of limited partnership
 units outstanding during each period                     76,546         76,765         76,828
                                                        ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Consolidated Statements of Partners' Equity
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                  General        Limited
                                                  Partners       Partners        Total
                                                  --------       --------       --------

     Balance at December 31, 1997                 $   (891)      $ 31,657       $ 30,766

     Retirement of limited partnership units            --            (95)           (95)

     Net income                                        273          1,631          1,904

     Distributions                                     (40)        (3,960)        (4,000)
                                                  --------       --------       --------

     Balance at December 31, 1998                     (658)        29,233         28,575

     Retirement of limited partnership units            --             (1)            (1)

     Net income (loss)                                  13           (474)          (461)

     Distributions                                      --           (767)          (767)
                                                  --------       --------       --------

     Balance at December 31, 1999                     (645)        27,991         27,346

     Retirement of limited partnership units            --           (634)          (634)

     Net loss                                           --           (352)          (352)

     Distributions                                     (58)          (767)          (825)
                                                  --------       --------       --------

     Balance at December 31, 2000                 $   (703)      $ 26,238       $ 25,535
                                                  ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Consolidated Statements of Cash Flows For
                the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                               2000           1999           1998
                                                             --------       --------       --------
Cash flows from operating activities:
Net income (loss)                                            $   (352)      $   (461)      $  1,904
Adjustments to reconcile net income (loss) to
  net cash provided by (used for) operating activities:
   Net (gain) loss on sales of real estate                         23           (253)        (5,457)
   Depreciation and amortization                                1,689          1,626          1,418
   Amortization of loan fees, included
      in interest expense                                         105             86             98
   Provision for impairment of investments
      in real estate                                               40             --          2,864
   Changes in certain assets and liabilities:
     Deferred financing costs and other fees                     (169)          (246)          (207)
     Prepaid expenses and other assets                             54            214           (377)
     Accounts payable and accrued expenses                        119           (340)           298
                                                             --------       --------       --------

      Net cash provided by operating activities                 1,509            626            541
                                                             --------       --------       --------

Cash flows from investing activities:
   Net proceeds from sales of real estate                         290          2,489         15,896
   Net additions to real estate investments                    (1,629)          (440)        (2,834)
   Decrease (increase) in restricted cash                         (15)           100             --
        Net cash provided by (used for)
          investing activities                                 (1,354)         2,149         13,062
                                                             --------       --------       --------
Cash flows from financing activities:
   Notes payable principal payments                              (283)          (171)        (5,999)
   Distributions to partners                                     (767)          (767)        (4,000)
   Retirement of limited partnership units                       (634)            (1)           (95)
                                                             --------       --------       --------

        Net cash used for financing activities                 (1,684)          (939)       (10,094)
                                                             --------       --------       --------

                                   (continued)

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows (continued)
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                            2000          1999         1998
                                                          -------       -------      -------
Net increase (decrease) in cash and cash equivalents      $(1,529)      $ 1,836      $ 3,509

Cash and cash equivalents at beginning of year              6,133         4,297          788
                                                          -------       -------      -------

Cash and cash equivalents at end of year                  $ 4,604       $ 6,133      $ 4,297
                                                          =======       =======      =======

Supplemental disclosure of cash flow information:

  Cash paid for interest (exclusive of capitalized
        interest costs)                                   $ 1,463       $ 1,383  $      1555
                                                          =======       =======      =======

  Interest capitalized                                    $    89       $    33      $   103
                                                          =======       =======      =======




The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

Note 1. ORGANIZATION

Organization

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The general partners of the Partnership are Daniel
L. Stephenson and Rancon Financial Corporation ("RFC"), hereinafter referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July 1987.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by investor who owns no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $292 per Unit. 2,063 Units were repurchased in connection with this offer. In total, 2,157 and 32 Units were repurchased in 2000 and 1999, respectively. As of December 31, 2000, there were 74,608 Units outstanding.

Asset Management, Sale and Dissolution Strategy

Prior to 2000, the Partnership's business strategy was to focus on the eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999), discussed the General Partner's proposal to sell all of the Partnership's assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). A final tabulation of the results of the Solicitation was made on August 25, 1999, with 54,010 Unitholders, or 88%, in favor, 5,783 Unitholders, or 9%, against, and 1,636 Unitholders, or 3%, abstaining.

Subsequent to obtaining the consent of the majority of the Unitholders and after extensive work on the potential sale of the Assets, the General Partner has determined that it is not possible to sell the Tri-City properties to the most qualified bidders at this time. The General Partner currently intends to retain the Tri-City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land on a build-to-suit basis.

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

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


Net income other than net income from operations shall be allocated as follows:
(i) first, to the partners who have a deficit balance in their capital account, provided that, in no event, shall the general partners be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital account in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income other than net income from operations for any period. Net loss other than net loss from operations shall be allocated 99% to the limited partners and 1% to the general partners.

The terms of the Partnership agreement call for the general partner to restore any deficit that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

General Partner and Management Matters

Effective January 1, 1995, Glenborough Corporation ("Glenborough") entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations service. In October 2000, Glenborough merged into Glenborough Realty Trust Incorporated. The agreement expires upon the dissolution of the Partnership.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($613,000 in 2000, $597,000 in 1999 and $806,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($50,000 in 2000 and $49,750 in 1999) and
(iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership. As of December 31, 2000, the Partnership had a payable balance of $56,000 to Glenborough, primarily related to the December fee for asset administration. As of December 31, 1999, the Partnership had a payable balance of $3,000 to Glenborough.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

Risks and Uncertainties

The Partnership's ability to (i) achieve positive cash flow from operations,
(ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncement - Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" was issued in December 1999. SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. The Partnership has adopted SAB 101 as required and believes that SAB 101 did not have a material impact on the Partnership's consolidated financial position, results of operations and financial statement presentation.

Consolidation - In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership ("RRF IV Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $6,400,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF IV Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF IV Tri-City, has a principal balance of $6,093,000 at December 31, 2000, and matures on May 1, 2006 with an 8.744% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. ("RRF IV, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All inter-company balances and transactions have been eliminated in the consolidation.

Rental Property - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

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

Depreciation is provided using the straight line method over five to forty years of the useful lives of the respective assets.

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

Interest and property taxes related to property constructed by the Partnership are capitalized during periods of construction. Interest of $89,000 and property taxes of $33,000 related to the construction of Palm Court Pads #1 and #2, respectively, were capitalized during the year ended December 31, 2000. These construction projects were completed in the fourth quarter of 2000, and the total construction costs were transferred to rental property.

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

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

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

Income Taxes - No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition.

Concentration Risk - Two tenants represented 28 percent, 18 percent and 17 percent of rental income for the three years ended December 31, 2000, respectively.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                                                 2000                    1999
                                                                             -----------             -----------
Land                                                                         $     4,679             $     4,273
Buildings                                                                         32,390                  31,151
Leasehold and other improvements                                                  11,836                  11,400
                                                                             -----------             -----------
                                                                                  48,905                  46,824
Less: accumulated depreciation                                                   (15,644)                (14,144)
                                                                             -----------             -----------
Total rental property, net                                                   $    33,261             $    32,680
                                                                             ===========             ===========


At December 31, 1999, the Partnership's rental property included six retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California. Two additional retail projects were placed in service in 2000.


Land held for development consists of the following at December 31, 2000 and 1999 (in thousands):


                                                                                 2000                    1999
                                                                             -----------             -----------
22.5 acres at Tri-City Corporate Centre,
   San Bernardino, CA                                                        $     1,216             $     1,655
                                                                             ===========             ===========

The decrease in land held for development was due to the transfer of the construction costs for Palm Court Pads #1 and #2 to rental property upon completion in the fourth quarter of 2000.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

Land held for sale consists of the following at December 31, 2000 and 1999 (in thousands):


                                                                                2000                   1999
                                                                             -----------             -----------
 .80 acres in 2000 and 1.80 acres in 1999
       in Temecula, CA                                                       $       179             $       545
                                                                             ===========             ===========


The decrease in land held for sale was due to the sale of one Remaining Property located in Temecula, California in June 2000. The Partnership sold the land for $325,000 and recognized a $23,000 loss on the sale.

In October 2000, the Partnership entered into a contract to sell the second Remaining Property to an unaffiliated third party for $202,000. The Partnership expected a minimal loss on this transaction, and recorded a provision for impairment of $39,600 in 2000. On February 28, 2001, the sale transaction was completed, and the Partnership received net proceeds of $179,000. No gain or loss was recorded on the sale.

Provisions for impairment of real estate investments:

During the years ended December 31, 2000 and 1998, the Partnership recorded the following provisions to reduce the carrying value of investments in real estate (in thousands). There was no provision for impairment in 1999.


                                                            2000                   1998
                                                       ------------             ----------
Rental property:
    Inland Regional Center                             $         --             $    1,482
Land held for development:
    San Bernardino, CA                                           --                    129
Land held for sale:
    Perris, CA                                                   --                  1,086
    Temecula, CA (discussed above)                               40                    167
                                                       ------------             ----------
       Total provision for impairment
        of real estate investments                     $         40             $    2,864
                                                       ============             ==========


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

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 4. RESTRICTED CASH

Restricted cash consists of a $250,000 certificate of deposit ("CD"), opened on March 12, 1997, plus accrued interest, held pursuant to the Inland Regional Center ("IRC") lease. The Partnership will retain the CD plus the accrued interest in the event of default by IRC. Provisions in the lease allow for the security deposit plus accrued interest to be converted to prepaid rent after the 60th month (July 2001) of the lease if the tenant is not in default.

Note 5. NOTES PAYABLE

Notes payable as of December 31, 2000 and 1999 were as follows (in thousands):


                                                                                    2000          1999
                                                                                  -------        -------
Note payable secured by first deeds of trust on Service Retail Center,
Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year
amortization requiring monthly payments of principal and interest totaling $53.   $ 6,093        $ 6,196

Note payable secured by first deed of trust on the IRC building with a fixed interest rate of 8.75%, monthly payments of principal and interest totaling $21 and a maturity date of April 23, 2001. The Partnership is currently negotiating new financing to payoff this
loan upon maturity.                                                                 2,352          2,390

Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and
interest totaling $20 are due until the maturity date of January 1, 2005.           2,211          2,248

Note payable secured by first deeds of trust on Circuit City and TGI Friday's buildings. The note bears interest at a variable rate of one percent (1%) per annum in excess of the lender's "Prime Rate" (10.50% and 9.50% as of December
31, 2000 and 1999, respectively), has a maturity date of April 30, 2001 and requires monthly payments of principal and interest totaling $60. The
Partnership is currently negotiating new financing to payoff this loan upon
maturity.                                                                           4,895          5,000
                                                                                  -------        -------

                  Total notes payable                                             $15,551        $15,834
                                                                                  =======        =======

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


The annual maturities of the Partnership's notes payable subsequent to December 31, 2000 are as follows (in thousands):


                  2001                $      7,405
                  2002                         172
                  2003                         188
                  2004                         172
                  2005                       2,164
                  Thereafter                 5,450
                                      ------------
                  Total               $     15,551
                                      ============


Note 6. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters - The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Partnership's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership's results of operations and cash flows.

General Uninsured Losses - The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable, or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at December 31, 2000, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 7. PROPOSED DISSOLUTION COSTS

Costs totaling $73,000, $429,000 and $102,000 related to the Solicitation and the Asset Sale and Dissolution Proposal (as defined in Note 1), were incurred and are reflected in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998, respectively. These costs include expenses for the preparation of the preliminary proxy materials and

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

charges for work performed by independent appraisers and other consultants. In 2000, the Partnership discontinued its plan to sell the properties.

Note 8. LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through January 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2000 are as follows (in thousands):


                  2001              $      6,329
                  2002                     5,105
                  2003                     4,612
                  2004                     4,105
                  2005                     3,522
                  Thereafter              21,019
                                     -----------
                  Total              $    44,692
                                     ===========

Note 9. TAXABLE INCOME (LOSS)

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation for the years ended December 31, 2000, 1999 and 1998 of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousand):

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


                                                          2000           1999           1998
                                                        --------       --------       --------
Net income (loss) per financial statements              $   (352)      $   (461)      $ (1,904)
Provision for impairment of investments
  in real estate                                              40             --            323
Financial reporting depreciation in excess
  of tax reporting depreciation                              244            185            (28)
Gain on sale of property in excess of recognized
   gain for tax reporting                                   (269)        (7,145)          (362)
Property taxes capitalized for tax reporting                 240            286            493
Costs of dissolution capitalized for tax reporting            --            429             --
Expenses of undeveloped land capitalized for tax             467            435             --
Operating revenues and expenses reported in
  a different period for financial reporting
  than for income tax reporting, net                        (573)          (532)           (81)
      Estimated net income (loss) for federal
                                                        --------       --------       --------
      Income tax purposes                               $   (203)      $ (6,803)      $ (4,688)
                                                        ========       ========       ========


The following is a reconciliation of partners' equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 2000 and 1999 (in thousands):


                                                            2000           1999
                                                          --------       --------
Partners' equity per financial statements                 $ 25,535       $ 27,346
Cumulative provision for impairment of
  investments in real estate                                 9,723          9,963
Tax basis adjustment from partner redemption                (2,081)            --
Tax basis investment in Partnership                          6,033          6,282
Financial reporting depreciation in
  excess of tax reporting depreciation                       5,134          5,334
Net difference in capitalized costs of development            (710)           (53)
Operating revenues and expenses recognized in
  a different period for financial reporting
  than for income tax reporting, net                        (2,591)        (4,741)
      Estimated partners' capital for federal income
                                                          --------       --------
      tax purposes                                        $ 41,043       $ 44,131
                                                          ========       ========


Note 10. SUBSEQUENT EVENTS

In October 2000, the Partnership entered into a contract to sell the second Remaining Property to an unaffiliated third party for $202,000. Partnership expected a minimal loss on this transaction, and recorded a provision for impairment of $40,000 in 2000. On February 28, 2001, the sale closed and the Partnership received net proceeds of $179,000. No gain or loss was recorded on the sale.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
       COLUMN A                                             COLUMN B       COLUMN C                COLUMN D
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Initial Cost to       Cost Capitalized Subsequent
                                                                          Partnership              to Acquisition
                                                                       ------------------    --------------------------
                                                                                Buildings
                                                                                  and                     Carrying
      Description                                        Encumbrances  Land    Improvements  Improvements  Cost        Land
-----------------------------------------------------------------------------------------------------------------------------------
Rental Properties:
Commercial Office Complexes,  San Bernardino County, CA:
   One Vanderbilt                                           $ 2,211    $  572    $     --     $  9,289     $   --    $    572
   Two Vanderbilt                                                --       443          --        7,159         --         443
   Carnegie Business  Center I                                  (c)       380          --        5,217         --         380
   Inland Regional Center                                     2,352       608          --        7,813         --         946
     Provision for impairment of real estate (b)                 --        --          --       (1,678)        --        (196)
                                                            -------    ------    --------     --------     ------    --------
                                                              4,563     2,003          --       27,800         --       2,145
                                                            -------    ------    --------     --------     ------    --------

Commercial Retail Space, San Bernardino, County, CA:
   Service Retail Center                                        (c)       300          --        1,818         --         301
     Provision for impairment of real estate (b)                 --        --          --         (250)        --         (41)
   Promo Retail                                                 (c)       811          --        5,991         --         811
     Provision for impairment of real estate (b)                 --        --          --         (119)        --          (7)
     TGI Friday's                                               (d)       181       1,624           --         --         181
     Circuit City                                               (d)       284          --        3,597         --         454
     Office Max                                                  --       324       2,045          (53)        --         276
     Mimi's Cafe                                                 --       149         675           66         --         153
     Palm Court Retail #1                                        --       194         617           --         --         194
     Palm Court Retail #2                                        --       212         636           --         --         212
                                                            -------    ------    --------     --------     ------    --------
                                                             10,988     2,455       5,597       11,050         --       2,534
                                                            -------    ------    --------     --------     ------    --------

Land Held for Development:
 San Bernardino County, CA:
   23 acres - Tri-City                                           --     4,186          --        4,658         --       8,844
     Provision for impairment of real estate (b)                 --        --          --       (7,628)        --      (7,628)
                                                            -------    ------    --------     --------     ------    --------
                                                                 --     4,186          --       (2,970)        --       1,216
                                                            -------    ------    --------     --------     ------    --------

Land Held for Sale:
 Riverside County, CA:
      Temecula property 1.80 acres                               --       712          --         (476)        --         236
     Provision for impairment of real estate (b)                 --        --          --          (57)        --         (57)
                                                            -------    ------    --------     --------     ------    --------
                                                                 --       712          --         (533)        --         179
                                                            -------    ------    --------     --------     ------    --------
                                                            $15,551    $9,356    $  5,597     $ 35,347     $   --    $  6,074
                                                            =======    ======    ========     ========     ======    ========


-----------------------------------------------------------------------------------------------------------------------------------
       COLUMN A                                                COLUMN E            COLUMN F    COLUMN G     COLUMN H   COLUMN I
-----------------------------------------------------------------------------------------------------------------------------------

                                                          Gross Amount Carried
                                                          at December 31, 2000
                                                          ------------------------
                                                            Buildings                           Date                      Life
                                                              and        (a)      Accumulated   Construction  Date      Depreciated
      Description                                          Improvements  Total    Depreciation  Began        Acquired     Over
-----------------------------------------------------------------------------------------------------------------------------------
Rental Properties:
Commercial Office Complexes,  San Bernardino County, CA:
   One Vanderbilt                                           $  9,289     $  9,861     $ 5,252    11/30/85    11/06/84    3-40 yrs.
   Two Vanderbilt                                              7,159        7,602       4,017    1/30/86     11/06/84    3-40 yrs.
   Carnegie Business  Center I                                 5,217        5,597       2,902    7/31/86     11/06/84    3-40 yrs.
   Inland Regional Center                                      7,475        8,421         863    1/96        6/26/87     10-40 yrs.
     Provision for impairment of real estate (b)              (1,482)      (1,678)         --
                                                            --------     --------     -------
                                                              27,658       29,803      13,034
                                                            --------     --------     -------
Commercial Retail Space, San Bernardino, County, CA:
   Service Retail Center                                       1,817        2,118         704    7/31/86     11/06/84    3-40 yrs.
     Provision for impairment of real estate (b)                (209)        (250)         --
   Promo Retail                                                5,991        6,802       1,057    2/01/93     11/06/84    10-40 yrs.
     Provision for impairment of real estate (b)                (112)        (119)         --
     TGI Friday's                                              1,624        1,805         156    N/A         2/28/97     40yrs.
     Circuit City                                              3,427        3,881         488    7/96        11/06/84    20-40yrs.
     Office Max                                                2,040        2,316         145    7/98        11/06/84    40yrs.
     Mimi's Cafe                                                 737          890          49    7/98        11/06/84    40yrs.
     Palm Court Retail #1                                        617          811           9    7/98        11/06/84    40yrs.
     Palm Court Retail #2                                        636          848           2    7/98        11/06/84    40yrs.
                                                            --------     --------     -------
                                                              16,568       19,102       2,610
                                                            --------     --------     -------

Land Held for Development:
 San Bernardino County, CA:
   23 acres - Tri-City                                            --        8,844          --    N/A         11/06/84    N/A
     Provision for impairment of real estate (b)                  --       (7,628)         --
                                                            --------     --------     -------
                                                                  --        1,216          --
                                                            --------     --------     -------
Land Held for Sale:
 Riverside County, CA:
      Temecula property 1.80 acres                                --          236          --    N/A         6/01/92     N/A
     Provision for impairment of real estate (b)                  --          (57)         --
                                                            --------     --------     -------
                                                                  --          179          --
                                                            --------     --------     -------
                                                            $ 44,226     $ 50,300     $15,644
                                                            ========     ========     =======



(a) The aggregate cost of land and buildings for federal income tax purposes is $ 51,925.

(b)  See Note 3 to Financial Statements.

(c) Service Retail Centre, Carnegie Business Center I and Promotional Retail Center are collateral for debt in the aggregate amount of $6,093.

(d) TGI Friday's and Circuit City are collateral for debt in the aggregate amount of $4,895

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:


                                              For the years ended
                                                  December 31,
                                         2000         1999         1998
                                       --------     --------     --------
Investment in real estate
  Balance at beginning of period       $ 49,024     $ 50,820     $ 64,480
     Additions during period:
         Purchases and improvements       1,642          440        2,834
         Capitalized carrying costs          --           --           --
     Sales of real estate                  (326)          --           --
     Provision for impairment of
         investments in real estate         (40)          --       (2,864)
     Retirements during period               --       (2,236)     (13,630)
                                       --------     --------     --------

  Balance at end of period             $ 50,300     $ 49,024     $ 50,820
                                       ========     ========     ========



Accumulated Depreciation

  Balance at beginning of period       $ 14,144     $ 12,723     $ 14,666

     Additions charged to expense         1,500        1,421        1,249
     Retirements during period               --           --       (3,192)
                                       --------     --------     --------

  Balance at end of period             $ 15,644     $ 14,144     $ 12,723
                                       ========     ========     ========

                                  EXHIBIT INDEX

Exhibit No.                              Exhibit Title
----------                 -----------------------------------------------------
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


GLENBOROUGH CORPORATION                     RANCON FINANCIAL CORPORATION,
a California corporation                    a California corporation


By                                          By
  -----------------------------------         ----------------------------------



RANCON REALTY FUND IV                       ------------------------------------
a California limited partnership            DANIEL L. STEPHENSON

By       Rancon Financial Corporation,
         a California corporation
         its General Partner


         By
           ------------------------------------
           Daniel L. Stephenson, President


By
         ---------------------------------------
         Daniel L. Stephenson, General Partner

                                    EXHIBIT A

                              RANCON REALTY FUND IV

                            ASSET ADMINISTRATION FEES
                                       AND
                            PROPERTY MANAGEMENT FEES


  Asset Administration Fees:         A monthly amount based on an annual total of $613,000 per
                                     year (i.e., $51,069 per month)

  Property Management Fees           A monthly amount based on an annual total equal to actual
  for the Tri-City property:         property management fees for the period January 1, 1999
                                     through December 31, 2000.