Form 10-Q
period 2001-03-31
RANCON REALTY FUND IV
filed 2001-05-14
CIK 743870

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-14207


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 California                                    33-0016355
                 ----------                                    ----------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification  No.)


   400 South El Camino Real, Suite 1100
           San Mateo, California                               94402-1708
           ---------------------                               ----------
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

                                 Yes [X] No [ ]

        Total number of units outstanding as of May 14, 2001: 74,257

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)
                                   (Unaudited)



                                                                         March 31,          December 31,
                                                                           2001                 2000
                                                                         ---------          ------------
Assets
Investments in real estate:
      Rental property, net of accumulated depreciation of
        $16,032 and $15,644 at March 31, 2001 and
        December 31, 2000, respectively                                  $ 32,941             $ 33,261
      Land held for development                                             1,216                1,216
      Land held for sale                                                       --                  179
                                                                         --------             --------
           Total real estate investments                                   34,157               34,656
      Cash and cash equivalents                                             4,879                4,604
      Restricted cash                                                         326                  284
      Accounts receivable                                                      66                  191
      Deferred financing costs and other fees, net of
        accumulated amortization of $1,865 and $1,780
        at March 31, 2001 and December 31, 2000, respectively               1,091                1,142
      Prepaid expenses and other assets                                     1,078                  975
                                                                         --------             --------
           Total assets                                                  $ 41,597             $ 41,852
                                                                         ========             ========

Liabilities and Partners' Equity
Liabilities:
      Notes payable                                                      $ 15,453             $ 15,551
      Distributions payable-General Partners                                   --                   58
      Accounts payable and other liabilities                                  906                  708
                                                                         --------             --------
           Total liabilities                                               16,359               16,317
                                                                         --------             --------
Commitments and contingent liabilities (Note 6)                                --                   --
Partners' Equity:
      General partners                                                       (703)                (703)
      Limited partners, 74,309 and 74,608 limited partnership
        units outstanding at March 31, 2001 and December 31,
        2000, respectively                                                 25,941               26,238
                                                                         --------             --------
           Total partners' equity                                          25,238               25,535
                                                                         --------             --------
           Total liabilities and partners' equity                        $ 41,597             $ 41,852
                                                                         ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)



                                                                                              Three months ended
                                                                                                  March 31,
                                                                                        -----------------------------
                                                                                          2001                  2000
                                                                                        --------             --------
Revenues:
      Rental income                                                                     $  1,696             $  1,648
      Interest and other income                                                               51                   79
                                                                                        --------             --------
              Total revenue                                                                1,747                1,727
                                                                                        --------             --------
Expenses:
     Operating                                                                               688                  634
     Interest expense                                                                        385                  378
     Depreciation and amortization                                                           444                  413
     Expenses associated with undeveloped land                                               110                  119
     General and administrative                                                              330                  237
     Proposed dissolution costs                                                               --                   17
                                                                                        --------             --------
                 Total expenses                                                            1,957                1,798
                                                                                        --------             --------
Net loss                                                                                $   (210)            $    (71)
                                                                                        ========             ========
Net loss per limited partnership unit                                                   $  (2.82)            $  (0.92)
                                                                                        ========             ========
Distributions per limited partnership unit:
      From net income                                                                   $     --             $     --
      Representing return of capital                                                    $     --             $     --
                                                                                        --------             --------
                   Total distributions per limited partnership unit                     $     --             $     --
                                                                                        ========             ========
Weighted average number of limited partnership units outstanding during each period used to compute
     net loss per limited partnership unit                                                74,365               76,763
                                                                                        ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP


              Consolidated Statement of Partners' Equity (Deficit)
                    For the three months ended March 31, 2001
                                 (in thousands)
                                   (Unaudited)



                                                   General              Limited
                                                   Partners             Partners              Total
                                                   --------             --------             --------
Balance at December 31, 2000                       $   (703)            $ 26,238             $ 25,535
Retirement of limited partnership units                  --                  (87)                 (87)
 Net loss                                                --                 (210)                (210)
                                                   --------             --------             --------
 Balance at March 31, 2001                         $   (703)            $ 25,941             $ 25,238
                                                   ========             ========             ========




The accompanying notes are an integral part of these consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)



                                                                                  Three months ended
                                                                                      March 31,
                                                                              ---------------------------
                                                                               2001                2000
                                                                              -------             -------
Cash flows from operating activities:
      Net loss                                                                $  (210)            $   (71)
      Adjustments to reconcile net loss
        to net cash provided by operating activities:
           Depreciation and amortization                                          444                 413
           Amortization of loan fees, included in
             interest expense                                                      29                  28
           Changes in certain assets and liabilities:
             Accounts & interest receivable                                       125                  86
             Deferred financing costs and other fees                              (34)                (86)
             Prepaid expenses and other assets                                   (103)                (74)
             Accounts payable and other liabilities                               198                 125
                                                                              -------             -------
             Net cash provided by operating activities                            449                 421
                                                                              -------             -------
Cash flows from investing activities:
      Net proceeds from sales of land                                             179                  --
      Net additions to real estate investments                                    (68)                (73)
      Increase in restricted cash                                                 (42)                 --
                                                                              -------             -------
             Net cash provided by (used for) investing activities                  69                 (73)
                                                                              -------             -------
Cash flows from financing activities:
      Notes payable principal payments                                            (98)                (40)
      Distributions to General Partner                                            (58)                 --
      Retirement of limited partnership units                                     (87)                 (1)
                                                                              -------             -------
             Net cash used for financing activities                              (243)                (41)
                                                                              -------             -------
Net increase in cash and cash equivalents                                         275                 307
Cash and cash equivalents at beginning of period                                4,604               6,133
                                                                              -------             -------
Cash and cash equivalents at end of period                                    $ 4,879             $ 6,440
                                                                              =======             =======
Supplemental disclosure of cash flow information:
        Cash paid for interest (exclusive of capitalized interest)            $   356             $   350
                                                                              =======             =======
        Interest Capitalized                                                  $    --             $    10
                                                                              =======             =======


The accompanying notes are an integral part of these consolidated financial statements.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)



Note 1. ORGANIZATION

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by investors who own no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $292 per Unit. During the three months ended March 31, 2001, 299 Units were redeemed in connection with this offer. As of March 31, 2001, there were 74,309 Units outstanding.

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Realty Trust Incorporated, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, a California Limited Partnership (the "Partnership") as of March 31, 2001 and December 31, 2000, and the related statements of operations and cash flows for the three months ended March 31, 2001 and 2000.

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

                                 March 31, 2001
                                   (Unaudited)


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

General Partner and Management Matters

Effective January 1, 1995, Glenborough Corporation ("GC") entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC's responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations service. In October 2000, GC merged into Glenborough. The agreement expires upon the dissolution of the Partnership.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($169,000 and $149,000 in the first quarter of 2001 and 2000); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)



Note 2. SIGNIFICANT ACCOUNTING POLICES

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

                                 March 31, 2001
                                   (Unaudited)


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

Concentration Risk - Two tenants represented 28 percent of rental income for the three months ended March 31, 2001.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


Reference to 2000 audited consolidated financial statements - These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2000 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consisted of the following at March 31, 2001 and December 31, 2000 (in thousands):


                                         2001            2000
                                       --------        --------
Land                                   $  4,679        $  4,679
Buildings                                32,390          32,390
Leasehold and other improvements         11,904          11,836
                                       --------        --------
                                         48,973          48,905
Less: accumulated depreciation          (16,032)        (15,644)
                                       --------        --------
Total rental property, net             $ 32,941        $ 33,261
                                       ========        ========

At March 31, 2001, the Partnership's rental property included six retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at March 31, 2001 and December 31, 2000 (in thousands):


                                                        2001         2000
                                                       ------       ------
22.5 acres at Tri-City Corporate Centre,
   San Bernardino, CA                                  $1,216       $1,216
                                                       ======       ======
Land held for sale consisted of the following at December 31, 2000
(in thousands):

 .80 acres in 2000 in Temecula, CA                      $  179
                                                       ======

The decrease in land held for sale was due to the sale of the final parcel located in Temecula, California in February 2001. In October 2000, the Partnership entered into a contract to sell the final parcel to an unaffiliated third party for $202,000. The Partnership expected a minimal loss on this transaction, and recorded a provision for impairment of $39,600 in 2000. On February 28, 2001, the sale transaction was completed, and the Partnership received net proceeds of $179,000. No gain or loss was recorded on the sale.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


Note 4. RESTRICTED CASH

Restricted cash consists of a $250,000 certificate of deposit ("CD"), opened on March 12, 1997, plus accrued interest, held pursuant to the Inland Regional Center ("IRC") lease. The Partnership will retain the CD plus the accrued interest in the event of default by IRC. Provisions in the lease allow for the security deposit plus accrued interest to be converted to prepaid rent after the 60th month (July 2001) of the lease if the tenant is not in default. On April 27, 2001, IRC presented and warranted that it has extended its existing contract with the State of California for an additional five-year term as required in the lease. The Partnership then agreed to amend the lease to set forth that the security deposit in the amount of $250,000 plus any accrued interest be returned to IRC on May 1, 2001.

Note 5.              NOTES PAYABLE

Notes payable as of March 31, 2001 and December 31, 2000 were as follows (in thousands):


                                                                                             2001              2000
                                                                                            ------            ------
Note payable secured by first deeds of trust on Service Retail Center,
Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year
amortization requiring monthly payments of principal and interest totaling $53.             $6,065            $6,093

Note payable secured by first deed of trust on the IRC building with a fixed interest rate of 8.75%, monthly payments of principal and interest totaling $21 and a maturity date of April 23, 2001. This loan was paid off in April 2001. See
Note 7 for further discussion.                                                              $2,341            $2,352

Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and
interest totaling $20 are due until the maturity date of January 1, 2005.                    2,197             2,211

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


                                                                                            2001                2000
                                                                                           -------            -------
Note payable secured by first deeds of trust on Circuit City and TGI Friday's
The note bears interest at a variable rate of one percent (1%) per annum in excess of the lender's "Prime Rate" (9% and 10.50% as of March 31, 2001 and
December 31, 2000, respectively), has a maturity date of April 30, 2001 and requires monthly payments of principal and interest totaling $60. This loan was
paid off in April 2001. See Note 7 for further discussion.                                   4,850              4,895
                                                                                           -------            -------
           Total notes payable                                                             $15,453            $15,551
                                                                                           =======            =======


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

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 2001, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


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

Note 7. SUBSEQUENT EVENTS

In April 2001, the Partnership obtained a $7,200,000 line of credit from a bank to pay off the notes secured by the IRC, Circuit City and TGI Friday's properties (as discussed in Note 5). The line of credit has a maturity date of April 30, 2004, bears interest at the variable Prime rate (8% as of March 31, 2001) and is secured by the IRC, Circuit City and TGI Friday's properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's December 31, 2000 audited consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Partnership had cash of $4,879,000 (exclusive of $326,000 in restricted cash). The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $34,157,000, which includes $32,941,000 in rental properties and $1,216,000 of land held for development.

The Partnership's restricted cash consists of a $250,000 certificate of deposit ("CD"), opened on March 12, 1997, plus accrued interest, held pursuant to the Inland Regional Center ("IRC") lease. The Partnership will retain the CD plus the accrued interest in the event of default by IRC. On April 27, 2001, IRC presented and warranted that it has extended its existing contract with the State of California for an additional five-year term as required in the lease. The Partnership then agreed to amend the lease to set forth that the security deposit in the amount of $250,000 plus any accrued interest be returned to IRC on May 1, 2001.

The Partnership's primary liabilities at March 31, 2001 include notes payable, totaling approximately $15,453,000, which consist of four secured loans encumbering properties with an aggregate net book value of approximately $24,737,000 and maturity dates of April 30, 2001 to May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $60,000. Three notes bear fixed interest at rates between 8.744% and 9%, and one note bears interest at a variable rate of 1% over the lender's Prime Rate, which was 9% at March 31, 2001. In April 2001, the Partnership obtained a $7,200,000 line of credit from a bank to pay off the notes secured by the IRC, Circuit City and TGI Friday's properties. The line of credit has a maturity date of April 30, 2004, bears interest at the variable Prime rate (8% as of March 31, 2001) and is secured by the IRC, Circuit City and TGI Friday's properties.

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

Management believes that the Partnership's cash balance as of March 31, 2001, together with cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2001, the Partnership's cash provided by operating activities totaled $449,000.

The $125,000 decrease in accounts receivable at March 31, 2001, compared to December 31, 2000, was primarily due to the collection of tenant rents.

The $34,000 increase in deferred financing costs and other fees at March 31, 2001, compared to December 31, 2000, was primarily due to the payments of lease commissions related to new and renewal leases.

The $103,000 increase in prepaid expenses and other assets at March 31, 2001, compared to December 31, 2000, was primarily due to an increase in the mortgage impound accounts and the prepayment of second quarter investor service fees.

The $198,000 increase in accounts payable and other liabilities at March 31, 2001, compared to December 31, 2000, was primarily due to accruals for building operating expenses and property taxes.

Investing Activities

During the period ended March 31, 2001, the Partnership's cash provided by investing activities totaled $69,000, which included $179,000 of net cash proceeds from the sale of land located in Temecula, Riverside County, California, $68,000 of cash used for additions to real estate, and $42,000 of accrued interest income on the restricted cash.

Financing Activities

During the period ended March 31, 2001, the Partnership's cash used for financing activities totaled $243,000, which consisted of $98,000 in principal payments on its four notes payable, $58,000 of distributions to the General Partner, and $87,000 paid to redeem 299 limited partnership units ("Units").

RESULTS OF OPERATIONS

Revenues

Rental income of $1,696,000 for the three months ended March 31, 2001 varied slightly from $1,648,000 for the three months ended March 31, 2000, primarily due to the partial lease-up of Palm Court #1 in September 2000.

Occupancy rates at the Partnership's Tri-City properties as of March 31, 2001 and 2000 were as follows:


                                            March 31,
                                      -------------------
                                      2001            2000
                                      ----            ----
One Vanderbilt                         88%             88%
Two Vanderbilt                        100%            100%
Service Retail Center                  92%            100%
Carnegie Business Center I             82%             88%
Promotional Retail Center             100%            100%
Inland Regional Center                100%            100%
TGI Friday's                          100%            100%
Circuit City                          100%            100%
Office Max                            100%            100%
Mimi's Cafe                           100%            100%
Palm Court Retail #1                   30%            N/A
Palm Court Retail #2                  100%            N/A

As of March 31, 2001, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 283,000 square feet of the 464,000 total leasable square feet at Tri-City and accounted for approximately 61% of the rental income of the Partnership during the first quarter of 2001.

The 8% decrease in occupancy from March 31, 2000 to March 31, 2001 at Service Retail Center was due to a 1,732 square-foot tenant moving out upon its lease expiration.

The 6% decrease in occupancy from March 31, 2000 to March 31, 2001 at Carnegie Business Center I was due to two tenants occupying 3,873 square feet moving out upon their lease expirations.

Palm Court Retail #1 was placed in service in September 2000, and 3,053 square feet was leased to two new tenants by the end of 2000.

Palm Court Retail #2 was placed in service in January 2001 and 7,433 square feet was leased to one tenant who began occupying the space in January 2001. Rent commences in April 2001.

Interest and other income decreased $28,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, due to a lower average invested cash balance resulting from distributions to General and Limited Partners in November 2000.

Expenses

Operating expenses increased $54,000, or 9%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to the commencement of operations at Palm Court Retail #1.

Depreciation and amortization increased $31,000, or 8%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, due to additions to the rental properties, including the commencement of operations at Palm Court Retail #1.

Expenses associated with undeveloped land decreased $9,000, or 8%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, due to the completion of construction of Palm Court Pad #1 and #2.

General and administrative expenses increased $93,000, or 39%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to an increase in asset management fees and investor service expenses for the redemption program.

The proposed dissolution costs of $17,000 for the three months ended March 31, 2000, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in June 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        None

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



                                          RANCON REALTY FUND IV,
                                          a California limited partnership

                                          By  Rancon Financial Corporation
                                              a California corporation,
                                              its General Partner

Date: May 14, 2001                             By: /s/  DANIEL L. STEPHENSON
                                                   ----------------------------
                                                   Daniel L. Stephenson,
                                                   President

Date: May 14, 2001                        By:  /s/  DANIEL L. STEPHENSON
                                               --------------------------------
                                               Daniel L. Stephenson,
                                               General Partner