Form 10-Q
period 2001-06-30
RANCON REALTY FUND IV
filed 2001-08-14
CIK 743870

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                                Yes  [X]   No  [ ]

         Total number of units outstanding as of August 9, 2001: 74,231

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)
                                   (Unaudited)

                                                                         June 30,        December 31,
                                                                           2001             2000
                                                                        ----------       -----------
        Assets
        Investments in real estate:
            Rental property, net of accumulated depreciation of
              $16,400 and $15,644 at June 30, 2001 and December
              31, 2000, respectively                                    $   32,664       $   33,261
            Land held for development                                        1,214            1,216
            Land held for sale                                                  --              179
                                                                        ----------       ----------

                Total real estate investments                               33,878           34,656

            Cash and cash equivalents                                        1,600            4,604
            Restricted cash                                                     --              284
            Accounts receivable                                                120              191
            Deferred financing costs and other fees, net of
              accumulated amortization of $1,945 and $1,780
              at June 30, 2001 and December 31, 2000, respectively           1,272            1,142
            Prepaid expenses and other assets                                1,084              975
                                                                        ----------       ----------

                Total assets                                            $   37,954       $   41,852
                                                                        ==========       ==========

        Liabilities and Partners' Equity
        Liabilities:
            Notes payable                                               $   12,423       $   15,551
            Distributions payable-General Partners                              --               58
            Accounts payable and other liabilities                             220              708
                                                                        ----------       ----------

                 Total liabilities                                          12,643           16,317
                                                                        ----------       ----------

        Commitments and contingent liabilities (Note 6)                         --               --

        Partners' Equity:
            General partners                                                  (703)            (703)
            Limited partners,74,257 and 74,608 limited partnership
              units outstanding at June 30, 2001 and December 31,
              2000, respectively                                            26,014           26,238
                                                                        ----------       ----------

                  Total partners' equity                                    25,311           25,535
                                                                        ----------       ----------

                 Total liabilities and partners' equity                 $   37,954       $   41,852
                                                                        ==========       ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                                           Three months ended              Six months ended
                                                                June 30,                        June 30,
                                                         ------------------------       -------------------------
                                                            2001           2000            2001            2000
                                                         ---------      ---------       ---------       ---------
        Revenues:
           Rental income                                 $   1,898      $   1,811       $   3,594       $   3,459
           Interest and other income                            30             65              81             144
                                                         ---------      ---------       ---------       ---------

                       Total revenues                        1,928          1,876           3,675           3,603
                                                         ---------      ---------       ---------       ---------
        Expenses:
           Operating                                           678            726           1,366           1,360
           Interest expense                                    375            371             760             749
           Depreciation and amortization                       422            413             866             826
           Loss on sales of real estate                         --             23              --              23
           Expenses associated with
             undeveloped land                                   77             94             187             213
           General and administrative                          287            252             617             489
           Proposed dissolution costs                           --             15              --              32
                                                         ---------      ---------       ---------       ---------

                       Total expenses                        1,839          1,894           3,796           3,692
                                                         ---------      ---------       ---------       ---------

        Net income (loss)                                $      89      $     (18)      $    (121)      $     (89)
                                                         =========      =========       =========       =========

        Net income (loss) per limited
           partnership unit                              $    1.19      $   (0.22)      $   (1.63)      $   (1.16)
                                                         =========      =========       =========       =========

        Distributions per limited partnership unit:
              From net income                            $      --      $      --       $      --       $      --
              Representing return of capital                    --             --              --              --
                                                         ---------      ---------       ---------       ---------

              Total distributions per limited
              partnership unit                           $      --      $      --       $      --       $      --
                                                         =========      =========       =========       =========
        Weighted average number of limited
           partnership units outstanding
           during each period used to
           compute net loss per limited
           partnership unit                                 74,262         76,748          74,314          76,756
                                                         =========      =========       =========       =========


     The accompanying notes are an integral part of these consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                     For the six months ended June 30, 2001
                                 (in thousands)
                                   (Unaudited)


                                                     General        Limited
                                                     Partners       Partners        Total
                                                     ---------      ---------      ---------
        Balance at December 31, 2000                 $    (703)     $  26,238      $  25,535

        Retirement of limited partnership units             --           (103)          (103)

        Net loss                                            --           (121)          (121)
                                                     ---------      ---------      ---------

        Balance at June 30, 2001                     $    (703)     $  26,014      $  25,311
                                                     =========      =========      =========



















     The accompanying notes are an integral part of these consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                        Six months ended
                                                                            June 30,
                                                                   ---------------------------
                                                                      2001             2000
                                                                   ----------       ----------
Cash flows from operating activities:
    Net loss                                                       $     (121)      $      (89)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Net loss on sales of real estate                                   --               23
        Depreciation and amortization                                     866              826
        Amortization of loan fees, included in
         interest expense                                                  55               49
        Changes in certain assets and liabilities:
         Accounts receivable                                               71               78
         Deferred financing costs and other fees                         (295)            (105)
         Prepaid expenses and other assets                               (109)              (8)
         Accounts payable and other liabilities                          (488)             (37)
                                                                   ----------       ----------

         Net cash (used for) provided by operating activities             (21)             737
                                                                   ----------       ----------

Cash flows from investing activities:
    Net proceeds from sales of land                                       179              290
    Net additions to real estate investments                             (157)            (527)
    Release of restricted cash                                            284               --
                                                                   ----------       ----------
         Net cash provided by (used for) investing activities             306             (237)
                                                                   ----------       ----------

Cash flows from financing activities:
    Notes payable principal payments                                   (3,128)            (119)
    Distributions to General Partner                                      (58)              --
    Retirement of limited partnership units                              (103)              (7)
                                                                   ----------       ----------

         Net cash used for financing activities                        (3,289)            (126)
                                                                   ----------       ----------

Net (decrease) increase in cash and cash equivalents                   (3,004)             374

Cash and cash equivalents at beginning of period                        4,604            6,133
                                                                   ----------       ----------

Cash and cash equivalents at end of period                         $    1,600       $    6,507
                                                                   ==========       ==========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $      705       $      726
                                                                   ==========       ==========
      Interest capitalized                                        $        --       $       26
                                                                   ==========       ==========
      Non-cash activities resulting from refinancing of debt       $    7,200      $        --
                                                                   ==========       ==========


     The accompanying notes are an integral part of these consolidated financial statements.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (Unaudited)

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by investors who own no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $292 per Unit. During the six months ended June 30, 2001, 351 Units were redeemed in connection with this offer. As of June 30, 2001, there were 74,257 Units outstanding.

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Realty Trust Incorporated, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, a California Limited Partnership (the "Partnership") as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

Allocation of Net Income and Net Loss

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

                                  June 30, 2001
                                   (Unaudited)


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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($338,000 and $306,000 as of June 30, 2001 and 2000); (ii) sales fees of 2% for improved properties and 4% for land ($8,000 as of June 30, 2001); (iii) a refinancing fee of 1% ($200,000 as of June 30,
2001) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

                                  June 30, 2001
                                   (Unaudited)


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

                                  June 30, 2001
                                   (Unaudited)


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

Concentration Risk - Two tenants represented 29 percent of rental income for the six months ended June 30, 2001.

Reference to 2000 audited consolidated financial statements - These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2000 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consisted of the following at June 30, 2001 and December 31, 2000 (in thousands):


                                                      2001            2000
                                                   ---------       ---------
Land                                               $   4,679       $   4,679
Buildings                                             33,891          32,390
Leasehold and other improvements                      10,494          11,836
                                                   ---------       ---------
                                                      49,064          48,905
Less: accumulated depreciation                       (16,400)        (15,644)
                                                   ---------       ---------
Total rental property, net                         $  32,664       $  33,261
                                                   =========       =========

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (Unaudited)

At June 30, 2001, the Partnership's rental property included seven retail and five office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at June 30, 2001 and December 31, 2000 (in thousands):

                                                       2001            2000
                                                   ----------      ----------
22.5 acres at Tri-City Corporate Centre,
  San Bernardino, CA                               $    1,214      $    1,216
                                                   ==========      ==========

Note 4. RESTRICTED CASH

Restricted cash consisted of a $250,000 certificate of deposit ("CD"), opened on March 12, 1997, plus accrued interest, held pursuant to the Inland Regional Center ("IRC") lease. The Partnership retained the CD plus the accrued interest in the event of default by IRC. Provisions in the lease allowed for the security deposit plus accrued interest to be converted to prepaid rent after the 60th month (July 2001) of the lease if the tenant was not in default. On April 27, 2001, IRC presented and warranted that it had extended its existing contract with the State of California for an additional five-year term as required in the lease. The Partnership then agreed to amend the lease to set forth that the security deposit in the amount of $250,000 plus any accrued interest be returned to IRC on May 1, 2001.

Note 5. NOTES PAYABLE

Notes payable as of June 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                 2001            2000
                                              ----------      ----------
Note payable secured by first deeds of
trust on Service Retail Center,
Promotional Retail Center and Carnegie
Business Center I. The note, which
matures May 1, 2006, is a 10-year,
8.744% fixed rate loan with a 25-year
amortization requiring monthly payments
of principal and interest totaling $53        $    6,037      $    6,093

Note payable secured by first deed of
trust on the IRC building with a fixed
interest rate of 8.75%, monthly payments
of principal and interest totaling $21,
and a maturity date of April 23, 2001
This note was paid off in April 2001
See below for further discussion                      --           2,352

Note payable secured by first deed of
trust on the One Vanderbilt building
with a fixed interest rate of 9%,
monthly payments of principal and
interest totaling $20, and a maturity
date of January 1, 2005                            2,186           2,211

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (Unaudited)


                                                 2001            2000
                                              ----------      ----------
Note payable secured by first deeds of
trust on Circuit City and TGI Friday's
with a variable interest rate of one
percent (1%) per annum in excess of the
lender's "Prime Rate" (8.5% and 10.50%
as of April 30, 2001 and December 31,
2000, respectively), monthly payments of
principal and interest totaling $60, and
a maturity date of April 30, 2001. This
note was paid off in April 2001. See
below for further discussion                          --           4,895

Line of credit secured by first deeds of
trust on IRC building, Circuit City and
TGI Friday's with a variable interest
rate of lender's "Prime Rate" (7% as of
June 30, 2001), monthly interest- only
payments, and a maturity date of April
15, 2004                                           4,200              --
                                              ----------      ----------

               Total notes payable                12,423      $   15,551
                                              ==========      ==========


In April 2001, the Partnership obtained a $7,200,000 line of credit (note above) from a bank to pay off the two notes secured by the IRC, Circuit City and TGI Friday's properties. This line of credit was partially paid off in May 2001. As of June 30, 2001, the remaining balance is $4,200,000.

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

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at June 30, 2001, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's December 31, 2000 audited consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Partnership had cash of $1,600,000. The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $33,878,000, which includes $32,664,000 in rental properties and $1,214,000 of land held for development.

The Partnership's restricted cash consisted of a $250,000 certificate of deposit ("CD"), opened on March 12, 1997, plus accrued interest, held pursuant to the Inland Regional Center ("IRC") lease. The Partnership retained the CD plus the accrued interest in the event of default by IRC. On April 27, 2001, IRC presented and warranted that it had extended its existing contract with the State of California for an additional five-year term as required in the lease. The Partnership then agreed to amend the lease to set forth that the security deposit in the amount of $250,000 plus any accrued interest be returned to IRC on May 1, 2001.

The Partnership's primary liabilities at June 30, 2001 include notes payable, totaling approximately $12,423,000 which consist of three secured loans encumbering properties with an aggregate net book value of approximately $24,574,000 and maturity dates of April 30, 2004 to May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $53,000. Two notes bear fixed interest at rates between 8.744% and 9%, and a line of credit bears interest at a variable rate of the lender's Prime Rate, which was 7% at June 30, 2001.

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

Management believes that the Partnership's cash balance as of June 30, 2001, together with cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the six months ended June 30, 2001, the Partnership's cash used for operating activities totaled $21,000.

The $71,000 decrease in accounts receivable at June 30, 2001, compared to December 31, 2000, was primarily due to the collection of tenant rents.

The $295,000 increase in deferred financing costs and other fees at June 30, 2001, compared to December 31, 2000, was primarily due to the payments of loan fees related to a new line of credit from a bank.

The $109,000 increase in prepaid expenses and other assets at June 30, 2001, compared to December 31, 2000, was primarily due to an increase in the mortgage impound accounts and the prepayment of third quarter investor service fees.

The $488,000 decrease in accounts payable and other liabilities at June 30, 2001, compared to December 31, 2000, was primarily due to the payments of property taxes in the second quarter, and the release of a security deposit (restricted cash) to the tenant at the IRC property.

Investing Activities

During the six months ended June 30, 2001, the Partnership's cash provided by investing activities totaled $306,000, which included $179,000 of net cash proceeds from the sale of land located in Temecula, Riverside County, California, $157,000 of cash used for additions to real estate, and $284,000 of restricted cash released for payment of IRC's security deposit.

Financing Activities

During the six months ended June 30, 2001, the Partnership's cash used for financing activities totaled $3,289,000, which consisted of $3,128,000 in principal payments on notes payable, $58,000 of distributions to the General Partner, and $103,000 paid to redeem 351 limited partnership units ("Units").

Results of Operations

Revenues

Rental income increased $87,000, or 5%, and $135,000, or 4%, during the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, primarily due to the partial lease-up of Palm Court #1 and #2 in September 2000 and January 2001, respectively.

Occupancy rates at the Partnership's Tri-City properties as of June 30, 2001 and 2000 were as follows:

                                                           June 30,
                                                 ------------------------------
                                                     2001             2000
                                                 -------------    -------------
    One Vanderbilt                                    88%              88%
    Two Vanderbilt                                   100%             100%
    Service Retail Center                            100%             100%
    Carnegie Business Center I                        82%              88%
    Promotional Retail Center                        100%             100%
    Inland Regional Center                           100%             100%
    TGI Friday's                                     100%             100%
    Circuit City                                     100%             100%
    Office Max                                       100%             100%
    Mimi's Cafe                                      100%             100%
    Palm Court Retail #1                              60%              N/A
    Palm Court Retail #2                             100%              N/A

As of June 30, 2001, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August

2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 283,000 square feet of the 464,000 total leasable square feet at Tri-City and accounted for approximately 61% of the rental income of the Partnership during the second quarter of 2001.

The 6% decrease in occupancy from June 30, 2000 to June 30, 2001 at Carnegie Business Center I was due to two tenants occupying 3,873 square feet moving out upon their lease expirations.

Palm Court Retail #1 was placed in service in September 2000, and 3,021 square feet was leased to two new tenants by the end of 2000.

Palm Court Retail #2 was placed in service in January 2001, and 7,433 square feet was leased to one tenant in May 2001.

Interest and other income decreased $35,000 and $63,000 for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, primarily due to a lower average invested cash balance resulting from distributions to General and Limited Partners in November 2000 and the partial payoff of the line of credit in May 2001.

Expenses

Operating expenses decreased $48,000, or 7%, for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, primarily due to a decrease in property taxes resulting from lower assessments on certain properties from tax appeals. Operating expenses of $1,366,000 for the six months ended June 30, 2001 increased slightly from $1,360,000, primarily due to the commencement of operations at Palm Court Retail #1 and #2.

Depreciation and amortization increased $9,000, or 2%, and $40,000, or 5%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, primarily due to the commencement of operations at Palm Court Retail #1 and #2.

Interest expense increased slightly during the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, due to amortization of loan fees from the refinancing.

The loss on sale of real estate of $23,000 for the three and six months ended June 30, 2000 resulted from the sale of Lot 11 in Temecula, California.

Expenses associated with undeveloped land decreased $17,000, or 18%, and $26,000, or 12%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, primarily due to the completion of construction at Palm Court Pad #1 and #2.

General and administrative expenses increased $35,000, or 14%, and $128,000, or 26%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, primarily due to an increase in asset management fees and investor service expenses for the redemption program.

The proposed dissolution costs of $15,000 and $32,000 for the three and six months ended June 30, 2000, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in June 2000.

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


                                    RANCON REALTY FUND IV,
                                    a California limited partnership


                                    By     Rancon Financial Corporation
                                           a California corporation,
                                           its General Partner



Date: August 14, 2001               By:    /s/  DANIEL L. STEPHENSON
                                           -------------------------------------
                                           Daniel L. Stephenson, President

Date: August 14, 2001               By:    /s/  DANIEL L. STEPHENSON
                                           -------------------------------------
                                           Daniel L. Stephenson, General Partner