Form 10-Q
period 2001-09-30
RANCON REALTY FUND IV
filed 2001-11-14
CIK 743870

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-14207


                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                California                                     33-0016355
     -------------------------------                       --------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification  No.)

  400 South El Camino Real, Suite 1100
          San Mateo, California                                94402-1708
       ---------------------------                            -------------
          (Address of principal                                (Zip Code)
           executive offices)


                                 (650) 343-9300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


        Total number of units outstanding as of November 14, 2001: 74,123

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)
                                   (Unaudited)

                                                              September 30,   December 31,
                                                                  2001            2000
                                                              -------------   ------------
Assets
Investments in real estate:
    Rental property, gross                                       $ 49,251       $ 48,905
    Accumulated depreciation                                      (16,759)       (15,644)
                                                                 --------       --------
    Rental property, net                                           32,492         33,261
    Land held for development                                       1,214          1,216
    Land held for sale                                                 --            179
                                                                 --------       --------
        Total real estate investments                              33,706         34,656

Cash and cash equivalents                                           2,124          4,604
Restricted cash                                                        --            284
Accounts receivable                                                   150            191
Deferred financing costs and other fees, net of
    accumulated amortization of $2,036 and $1,780 at
    September 30, 2001 and December 31, 2000,
    respectively                                                    1,209          1,142
Prepaid expenses and other assets                                   1,158            975
                                                                 --------       --------
        Total assets                                             $ 38,347       $ 41,852
                                                                 ========       ========

Liabilities and Partners' Equity

Liabilities:
    Notes payable                                                $ 12,383       $ 15,551
    Distributions payable-General Partners                             --             58
    Accounts payable and other liabilities                            867            708
                                                                 --------       --------
        Total liabilities                                          13,250         16,317
                                                                 --------       --------

Commitments and contingent liabilities (Note 6)                        --             --

Partners' Equity :
    General partners                                                 (703)          (703)
    Limited partners, 74,139 and 74,608 limited partnership
      units outstanding at September 30, 2001 and December
      31, 2000, respectively                                       25,800         26,238
                                                                 --------       --------
        Total partners' equity                                     25,097         25,535
                                                                 --------       --------
         Total liabilities and partners' equity                  $ 38,347       $ 41,852
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

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                                   Three months ended          Nine months ended
                                                      September 30,              September 30,
                                                 ----------------------      ----------------------
                                                   2001          2000          2001          2000
                                                 --------      --------      --------      --------
Revenues
   Rental income                                 $  1,802      $  1,633      $  5,396      $  5,092
   Interest and other income                            9            70            90           214
                                                 --------      --------      --------      --------
       Total revenues                               1,811         1,703         5,486         5,306
                                                 --------      --------      --------      --------

Expenses
   Operating                                          871           669         2,237         2,029
   Interest expense                                   276           372         1,036         1,121
   Depreciation and amortization                      424           428         1,290         1,254
   Loss on sales of real estate                        --            --            --            23
   Expenses  associated  with
     undeveloped land                                 112           123           299           336
   General and administrative                         308           294           925           783
   Proposed dissolution costs                          --             6            --            38
                                                 --------      --------      --------      --------
       Total expenses                               1,991         1,892         5,787         5,584
                                                 --------      --------      --------      --------
   Net loss                                      $   (180)     $   (189)     $   (301)     $   (278)
                                                 ========      ========      ========      ========
Net loss per limited partnership unit            $  (2.42)     $  (2.46)     $  (4.05)     $  (3.62)
                                                 ========      ========      ========      ========

Distributions per limited partnership unit:
      From net income                            $     --      $     --      $     --      $     --
      Representing return of capital                   --            --            --            --
                                                 --------      --------      --------      --------

       Total distributions per limited
          partnership unit                       $     --      $     --      $     --      $     --
                                                 ========      ========      ========      ========

Weighted average number of limited
   partnership units outstanding during each
   period used to compute net loss per
   limited partnership unit                        74,190        76,688        74,272        76,734
                                                 ========      ========      ========      ========


       The accompanying notes are an integral part of these consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                  For the nine months ended September 30, 2001
                                 (in thousands)
                                   (Unaudited)


                                             General     Limited
                                             Partners    Partners        Total
                                             --------    --------      --------
Balance at December 31, 2000                  $(703)     $ 26,238      $ 25,535

Retirement of limited partnership units          --          (137)         (137)

Net loss                                         --          (301)         (301)
                                              -----      --------      --------

Balance at September 30, 2001                 $(703)     $ 25,800      $ 25,097
                                              =====      ========      ========



       The accompanying notes are an integral part of these consolidated financial statements.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                     Nine months ended
                                                                       September 30,
                                                                   ---------------------
                                                                    2001          2000
                                                                   -------       -------
Cash flows from operating activities:
    Net loss                                                       $  (301)      $  (278)
    Adjustments to reconcile net loss
      to net cash provided by operating activities:
        Loss on sales of real estate                                    --            23
        Depreciation and amortization                                1,290         1,254
        Amortization of loan fees, included in
         interest expense                                               81            77
        Changes in certain assets and liabilities:
         Accounts receivable                                            41           133
         Deferred financing costs and other fees                      (323)         (112)
         Prepaid expenses and other assets                            (183)         (152)
         Accounts payable and other liabilities                        159           346
                                                                   -------       -------
         Net cash provided by operating activities                     764         1,291
                                                                   -------       -------

Cash flows from investing activities:
    Net proceeds from sales of land                                    179           290
    Net additions to real estate investments                          (344)       (1,360)
    Release of restricted cash                                         284            --
                                                                   -------       -------
         Net cash provided by (used for) investing activities          119        (1,070)
                                                                   -------       -------

Cash flows from financing activities:
    Notes payable principal payments                                (3,168)         (210)
    Distributions to General Partner                                   (58)           --
    Retirement of limited partnership units                           (137)          (31)
                                                                   -------       -------
         Net cash used for financing activities                     (3,363)         (241)
                                                                   -------       -------
Net decrease in cash and cash equivalents                           (2,480)          (20)
Cash and cash equivalents at beginning of period                     4,604         6,133
                                                                   -------       -------
Cash and cash equivalents at end of period                         $ 2,124       $ 6,113
                                                                   =======       =======

Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $   955       $ 1,097
                                                                   =======       =======
      Interest capitalized                                         $    --       $    53
                                                                   =======       =======
      Non-cash activities resulting from refinancing of debt       $ 7,200       $    --
                                                                   =======       =======


        The accompanying notes are an integral part of these consolidated financial statements.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The general partners of the Partnership are Daniel
L. Stephenson and Rancon Financial Corporation ("RFC") hereinafter referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July 1987.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by investors who own no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $292 per Unit. In September 2001, the redemption price was increased to $306 per Unit. During the nine months ended September 30, 2001, 444 Units at $292 per Unit, and 25 Units at $306 per Unit were redeemed in connection with this offer. As of September 30, 2001, there were 74,139 Units outstanding.

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Realty Trust Incorporated, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund IV, a California Limited Partnership (the "Partnership") as of September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

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

                               September 30, 2001
                                   (Unaudited)

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

                               September 30, 2001
                                   (Unaudited)

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

Concentration Risk - Two tenants represented 35 percent of rental income for the nine months ended September 30, 2001.

Reference to 2000 audited consolidated financial statements - These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2000 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consisted of the following at September 30, 2001 and December 31, 2000 (in thousands):

                                                      2001               2000
                                                    --------           --------
Land                                                $  4,679           $  4,679
Buildings                                             33,900             32,390
Leasehold and other improvements                      10,672             11,836
                                                    --------           --------
                                                      49,251             48,905
Less: accumulated depreciation                       (16,759)           (15,644)
                                                    --------           --------
Total rental property, net                          $ 32,492           $ 33,261
                                                    ========           ========

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (Unaudited)


At September 30, 2001, the Partnership's rental property included seven retail and five office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at September 30, 2001 and December 31, 2000 (in thousands):

                                                         2001          2000
                                                        ------        -------
22.5 acres at Tri-City Corporate Centre,
  San Bernardino, CA                                    $1,214        $1,216
                                                        ======        ======


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

Note 5. NOTES PAYABLE

Notes payable as of September 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                                                       2001        2000
                                                                                      -------      -------
Note payable secured by first deeds of trust on Service Retail Center,
Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year
amortization requiring monthly payments of principal and interest totaling $53        $ 6,009      $ 6,093

Note payable secured by first deed of trust on the IRC building with a fixed interest rate of 8.75%, monthly payments of principal and interest totaling $21, and a maturity date of April 23, 2001. This note was paid off in April 2001. See
below for further discussion                                                               --        2,352

Note payable secured by first deed of trust on the One Vanderbilt building with a fixed interest rate of 9%, monthly payments of principal and interest totaling
$20, and a maturity date of January 1, 2005                                             2,174        2,211

Note payable secured by first deeds of trust on Circuit City and TGI Friday's with a variable interest rate of one percent (1%) per annum in excess of the lender's "Prime Rate", monthly payments of principal and interest totaling $60, and a maturity date of April 30, 2001. This note was paid off in April 2001. See
below for further discussion                                                               --        4,895

Line of credit secured by first deeds of trust on IRC building, Circuit City and
TGI Friday's with a variable interest rate of lender's "Prime Rate" (6% as of
September 30, 2001), monthly interest-only payments, and a maturity date of
April 15, 2004                                                                          4,200           --
                                                                                      -------      -------
               Total notes payable                                                    $12,383      $15,551
                                                                                      =======      =======

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (Unaudited)


In April 2001, the Partnership obtained a $7,200,000 line of credit (note above) from a bank to pay off the two notes secured by the IRC, Circuit City and TGI Friday's properties. This line of credit was partially paid off in May 2001. As of September 30, 2001, the outstanding balance is $4,200,000.

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

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at September 30, 2001, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's December 31, 2000 audited consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Partnership had cash of $2,124,000. The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $33,706,000, which includes $32,492,000 in rental properties and $1,214,000 of land held for development.

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

The Partnership's primary liabilities at September 30, 2001 include notes payable totaling approximately $12,383,000, which consist of three secured loans encumbering properties with an aggregate net book value of approximately $24,403,000 and maturity dates of April 30, 2004 to May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $53,000. Two notes bear fixed interest rates of 8.744% and 9%, and a line of credit bears interest at a variable rate of the lender's Prime Rate, which was 6% at September 30, 2001.

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

Management believes that the Partnership's cash balance as of September 30, 2001, together with cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the nine months ended September 30, 2001, the Partnership's cash provided by operating activities totaled $764,000.

The $41,000 decrease in accounts receivable at September 30, 2001, compared to December 31, 2000, was primarily due to the collection of tenant rents.

The $323,000 increase in deferred financing costs and other fees at September 30, 2001, compared to December 31, 2000 was primarily due to the payment of loan fees related to a new line of credit from a bank.

The $183,000 increase in prepaid expenses and other assets at September 30, 2001, compared to December 31, 2000, was primarily due to an increase in the mortgage impound accounts and the prepayment of fourth quarter investor service fees.

The $159,000 increase in accounts payable and other liabilities at September 30, 2001, compared to December 31, 2000, was primarily due to an increase in accrued property taxes and audit fees.

Investing Activities

During the nine months ended September 30, 2001, the Partnership's cash provided by investing activities totaled $119,000, which included $179,000 of net cash proceeds from the sale of land located in Temecula, Riverside County, California, $344,000 of cash used for additions to real estate, and $284,000 of restricted cash released for payment of IRC's security deposit.

Financing Activities

During the nine months ended September 30, 2001, the Partnership's cash used for financing activities totaled $3,363,000, which consisted of $3,168,000 in principal payments on notes payable, $58,000 of distributions to the General Partner, and $137,000 paid to redeem 469 limited partnership units ("Units").

RESULTS OF OPERATIONS

Revenues

Rental income increased $169,000, or 10%, and $304,000, or 6%, during the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to the partial lease-up of Palm Court #1 and #2 in September 2000 and January 2001, respectively.

Occupancy rates at the Partnership's Tri-City Properties as of September 30, 2001 and 2000 were as follows:

                                                           September 30,
                                                      ---------------------
                                                      2001             2000
                                                      ----             ----
    One Vanderbilt                                     89%              88%
    Two Vanderbilt                                    100%              86%
    Service Retail Center                              93%             100%
    Carnegie Business Center I                         97%              88%
    Promotional Retail Center                         100%             100%
    Inland Regional Center                            100%             100%
    TGI Friday's                                      100%             100%
    Circuit City                                      100%             100%
    Office Max                                        100%             100%
    Mimi's Cafe                                       100%             100%
    Palm Court Retail #1                               60%              25%
    Palm Court Retail #2                              100%             N/A

As of September 30, 2001, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002; (ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Circuit City with a lease through January 2018; and (vii) Office Max with a lease through October 2013. These seven tenants, in the aggregate, occupied approximately 283,000 square feet of the 464,000 total leasable square feet at Tri-City and accounted for approximately 62% of the total rental income of the Partnership during the third quarter of 2001.

The 14% increase in occupancy from September 30, 2000 to September 30, 2001 at Two Vanderbilt was due to an existing tenant expanding 9,504 square feet in the 4th quarter of 2000.

The 7% decrease in occupancy from September 30, 2000 to September 30, 2001 at Service Retail Center was due to an existing tenant relocating its office.

The 9% increase in occupancy from September 30, 2000 to September 30, 2001 at Carnegie Business Center I was due to leasing 9,726 square feet to a new tenant. The increase was offset by a decrease of 3,873 square feet due to tenants moving out upon their lease expirations.

The 35% increase in occupancy from September 30, 2000 to September 30, 2001 at Palm Court Retail #1 was due to leasing 2,000 square feet to a new tenant.

Palm Court Retail #2 was placed in service in January 2001, and 7,433 square feet was leased to one tenant in May 2001.

Interest and other income decreased $61,000 and $124,000 for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to a lower average invested cash balance resulting from distributions to General and Limited Partners in November 2000 and the partial payoff of the line of credit in May 2001.

Expenses

Operating expenses increased $202,000, or 30%, and $208,000, or 10%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to an increase in utility costs, as well as the commencement of operations at Palm Court Retail #1 and #2.

Interest expense decreased $96,000, or 26%, and $85,000, or 8%, for the three and nine months ended September 20, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to the replacement of two higher rate loans with a line of credit which has a lower variable rate in April 2001.

Depreciation and amortization varied slightly for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively.

The loss on sale of real estate of $23,000 during the nine months ended September 30, 2000, resulted from the sale of Lot 11 in Temecula, California.

Expenses associated with undeveloped land decreased $11,000, or 9%, and $37,000, or 11%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to the completion of construction at Palm Court Pad #1 and #2.

General and administrative expenses increased $14,000, or 5%, and $142,000, or 18%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to an increase in investor service expenses for the redemption program and asset management fees in accordance with the Management Agreement.

The proposed dissolution costs of $6,000 and $38,000 for the three and nine months ended September 30, 2000, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

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


                                     RANCON REALTY FUND IV,
                                     a California limited partnership

                                     By:   Rancon Financial Corporation
                                           a California corporation,
                                           its General Partner


Date:   November 14, 2001                  By: /s/  DANIEL L. STEPHENSON
                                               --------------------------
                                               Daniel L. Stephenson, President

Date:   November 14, 2001            By:   /s/  DANIEL L. STEPHENSON
                                           --------------------------
                                           Daniel L. Stephenson, General Partner