Form 10-K405
period 2001-12-31
RANCON REALTY FUND IV
filed 2002-03-28
CIK 743870

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                      For the year ended December 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from        to
                                               ------    ------

                         COMMISSION FILE NUMBER: 0-14207

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                California                             33-0016355
        ----------------------------                 ---------------
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)

    400 South El Camino Real, Suite 1100               94402-1708
          San Mateo, California                       ------------
          ---------------------                        (Zip Code)
  (Address of principal executive offices)

       Partnership's telephone number, including area code (650) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

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

                                     PART I

ITEM 1. BUSINESS

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The General Partner of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corp. ("RFC"), collectively, the General Partner. RFC is wholly owned by DLS. The Partnership has no employees.

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

As of December 31, 2001, the Partnership owned twelve rental properties and approximately 22.5 acres of unimproved land ("Tri-City Properties") in the Tri-City master-planned development in San Bernardino, California.

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by investors who own no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $292 per Unit. In December 2001, the redemption price was increased to $306 per Unit. During the twelve months ended December 31, 2001, 444 Units at $292 per Unit and 130 Units at $306 per Unit were redeemed in connection with this offer. During the twelve months ended December 31, 2000, 2,063 Units at $292 per Unit were redeemed in connection with this offer. As of December 31, 2001, there were 74,034 Units outstanding.

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

Tri-City Properties

The Partnership's improved properties in the Tri-City Corporate Centre are as follows:


     Property                              Type                    Square Feet
----------------------          ----------------------------       -----------
One Vanderbilt                  Four story office building           73,730
Two Vanderbilt                  Four story office building           69,046
Carnegie Business Center I      Two R&D buildings                    62,539
Service Retail Center           Two retail buildings                 20,780
Promotional Retail Center       Four strip center retail buildings   66,265
Inland Regional Center          Two story office building            81,079
TGI Friday's                    Restaurant                            9,386
Circuit City                    Retail building                      39,123
Office Max                      Retail building                      23,500
Mimi's Cafe                     Restaurant                            6,455
Palm Court Retail #1            Retail building                       5,054
Palm Court Retail #2            Retail building                       7,433


These twelve operating properties total approximately 464,000 square feet and offer a wide range of retail, commercial, R&D and office products to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 11 million square feet of office space and an overall vacancy rate of approximately 15.48% as of December 31, 2001, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 2001, the Partnership has 223,855 square feet of office space with an average vacancy rate of 8%, 177,996 square feet of retail space with an average vacancy rate of 2%, and 62,539 square feet of R & D space with an average vacancy rate of 3%.

Occupancy levels for the Partnership's Tri-City buildings for each of the five years ended December 31, 2001 expressed as a percentage of the total net rentable square feet, were as follows:

                                                   2001      2000     1999     1998     1997
                                                   ----      ----     ----     ----     ----
One Vanderbilt                                       76%      88%      88%      91%      80%
Two Vanderbilt                                      100%     100%     100%     100%      93%
Carnegie Business Center I                           97%      85%      77%      78%      69%
Service Retail Center                                93%     100%     100%      95%     100%
Promotional Retail Center                           100%     100%     100%      98%      97%
Inland Regional Center                              100%     100%     100%     100%     100%
TGI Friday's                                        100%     100%     100%     100%     100%
Circuit City                                        100%     100%     100%     100%     100%
Office Max (commenced October 1998)                 100%     100%     100%     100%     N/A
Mimi's Cafe (commenced December 1998)               100%     100%     100%     100%     N/A
Palm Court Retail #1 (commenced September 2000)      60%      30%     N/A      N/A      N/A
Palm Court Retail #2 (commenced January 2001)       100%     N/A      N/A      N/A      N/A


In 2001, management renewed six leases totaling 17,135 square feet, expanded one existing tenant by 1,164 square feet, and executed two new leases totaling 11,458 square feet. During 2002, there are eight leases totaling 73,948 square feet that are due to expire. Two tenants with 11,837 total square feet of space have extended their leases to 2002 and 2004. The Partnership's largest tenant, which occupies 53,598 square feet of the space at the Two Vanderbilt is currently negotiating with management to purchase the property. Their lease expires in March 2002. The remaining five tenants occupying 8,470 total square feet of space, with lease expirations in the latter part of 2002, have not yet indicated whether they will renew their leases or vacate the premises at the end of their leases in 2002. Management, with independent leasing brokers, is aggressively marketing the spaces.

The annual effective rents per square foot for each of the five years ended December 31, 2001 were as follows:


                                              2001       2000       1999       1998      1997
                                             -----      ------     ------     ------    ------
One Vanderbilt                               $18.18     $18.51     $17.88     $17.38     $17.13
Two Vanderbilt                               $17.13     $18.98     $18.88     $16.58     $15.35
Carnegie Business Center I                   $11.31     $10.49     $10.59     $10.33     $10.51
Service Retail Center                        $17.03     $16.54     $16.34     $16.08     $15.71
Promotional Retail Center                    $11.00     $10.74     $10.72     $10.41     $10.10
Inland Regional Center                       $15.30     $14.43     $14.43     $13.62     $13.62
TGI Friday's                                 $19.18     $19.18     $19.18     $19.18     $19.18
Circuit City                                 $13.38     $13.38     $13.38     $13.38     $13.38
Office Max (commenced October 1998)          $11.75     $11.75     $11.75     $11.75        N/A
Mimi's Cafe (commenced December 1998)        $13.17     $13.17     $13.17     $13.17        N/A
Palm Court Retail #1(commenced               $23.25     $23.00        N/A        N/A        N/A
   September 2000)
Palm Court Retail #2 (commenced              $22.20        N/A        N/A        N/A        N/A
   January 2001)



Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

At December 31, 2001, the Partnership's annual rental rates ranged from $15.24 to $20.64 per square foot for office space; $9.96 to $24.48 per square foot for retail space; and $9.00 to $12.00 per square foot for R&D space.

The Partnership's Tri-City properties had the following tenants which occupied a significant portion of the net rentable square footage as of December 31, 2001:


                  Inland                        ITT                         Inland
                  Empire       Comp          Educational                   Regional       Office
Tenant          Health Plan     USA            Center        PetsMart       Center          Max      Circuit City
                -----------  -----------     -----------    -----------   ----------     ---------   -----------
Building        Two           Promotional     Carnegie       Promotional    Inland         Office      Circuit
                Vanderbilt    Retail          Business       Retail         Regional       Max         City
                              Center          Center I       Center         Center

Nature of       HMO           Computer        Educational    Pet Retail     Social         Supplies    Electronics
Business                      Retail          Services                      Services       Retail      Retail

Lease Term      5 years       10 years        12 years       15 years       13 years       15 years    20 years

Expiration      3/31/02       8/31/03         12/31/04       1/10/09        7/16/09        10/31/13    1/13/18
Date

Square Feet     53,598        23,000          37,607         25,015         81,079         23,500      39,123

% of                17%            5%             8%             5%            12%             5%         8%
rentable
total


                  Inland                        ITT                         Inland
                  Empire        Comp         Educational                   Regional       Office
Tenant          Health Plan     USA            Center        PetsMart       Center          Max      Circuit City
                -----------  -----------     -----------    -----------   ----------     ---------   -----------

Annual Rent     $901,000     $228,000        $428,000       $262,000       $1,240,000    $276,000    $523,000

Future Rent     3% in        10% in          3%             5% in 2004     6% every      5% in       lesser of
Increases       2001 for     2003            annually                      2.5 years     2003        10% or 5
                17,840                                                                               yr. CPI
                Sq. Ft.                                                                              every
                                                                                                     5-years
                                                                                                     during
                                                                                                     lease term

Renewal         None         Three           One            One            Four          15          Four
Options                      5-year          5-year         5-year         5-year        5-year      5-year
                             options         option         option         options       options     options


The Partnership's Tri-City Properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust as of December 31, 2001:


                                                     Service Retail Center,    IRC building,
                                        One            Carnegie Business       Circuit City,
      Security                      Vanderbilt        Center, Promotional       TGI Friday's
                                                         Retail Center
                                   ------------     -----------------------    ---------------
      Principal balance at          $2,162,000           $5,980,000             $4,200,000
      12/31/01

      Interest Rate                     9%                  8.74%               Prime rate

      Monthly payment                 $20,141              $53,413            Interest only

      Maturity date                   1/1/05               5/1/06                4/15/04


Tri-City Land

The majority of the 22.5 acres of the Tri-City land owned by the Partnership remains undeveloped. The Partnership's intention has been to develop parcels of this land on a build-to-suit basis, as tenants become available.

Temecula Property

In February 2001, the Partnership sold the remaining lot of land located in Temecula, Riverside County, California, to an unaffiliated third party for $202,000. In 2000, the Partnership expected a minimal loss on this sale and recorded a provision for impairment of $39,600. No gain or loss was recorded on the sale in 2001. The Partnership received net sales proceeds of $179,000.

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

Holders

As of December 31, 2001, there were 9,316 holders of Partnership Units.

Distributions

Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing (as such terms are defined in the Partnership Agreement).

Cash From Operations includes all cash receipts from operations in the ordinary course of business (except for the sale, refinancing, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. All distributions of Cash From Operations are paid in the ratio of 90% to the Limited Partners and 10% to the General Partner.

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

In 2001, the Partnership distributed $852,000 and $95,000 to the Limited Partners and General Partner from operations, respectively.

In 2000, the Partnership distributed $767,000 and $58,000 to the Limited Partners and General Partner from operations, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected financial data for each of the five years ended December 31, 2001 (in thousands, except per Unit data):

                                                            For the years ended
                                                                  Dec. 31
                                    --------------------------------------------------------------------
                                      2001          2000           1999            1998           1997
                                    --------       --------       --------       --------       --------
Rental Income                        $ 7,293        $ 6,963        $ 6,638        $ 6,678        $ 7,275
Gain (loss) on sale of real          $    --        $   (23)       $   253        $ 5,457        $  (253)
estate
Provision for impairment
  of real estate investments         $    --        $   (40)       $    --        $(2,864)       $  (947)
Net income (loss)                    $  (272)       $  (352)       $  (461)       $ 1,904        $(3,066)
Net income (loss) allocable to
  Limited Partners                   $  (272)       $  (352)       $  (474)       $ 1,631        $(3,066)
Net income (loss) per Unit           $ (3.66)       $ (4.60)       $ (6.18)       $ 21.22        $(38.40)
Total assets                         $37,224        $41,852        $43,769        $45,509        $53,401
Long-term obligations                $12,342        $15,551        $15,834        $16,005        $22,004
Cash distributions per Unit          $ 11.48        $ 10.02        $ 10.00        $ 51.54        $    --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership's consolidated financial position or results of operations. These new accounting standards are discussed in more detail in the notes to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the financial statements and the notes thereto as listed in Item 14 of Part IV.

At December 31, 2001, the Partnership had cash of $1,462,000. The remainder of the Partnership's assets consists primarily of its net investments in real estate, totaling approximately $33,441,000 at December 31, 2001, which includes $32,227,000 of rental properties and $1,214,000 of land held for development.

The Partnership's liabilities at December 31, 2001, include notes payable totaling approximately $12,342,000, which consist of three secured loans encumbering properties with an aggregate net book value of approximately $24,222,000, and with maturity dates ranging from April 15, 2004 through May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $53,000. Two notes bear fixed interest at rates of 8.74% and 9%, respectively, and one note bears interest at the lender's Prime Rate, which was 5% at December 31, 2001.

In April 2001, the Partnership obtained a $7,200,000 line of credit from a bank to pay off the two notes secured by the IRC, Circuit City and TGI Friday's properties. This line of credit was partially paid off in May 2001.

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at December 31, 2001, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental properties. Other sources of funds may include permanent financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership's cash reserves, pending use in development of other properties or distribution to the partners.

Management believes that the Partnership's cash balance as of December 31, 2001, together with cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2001, the Partnership's cash provided by operating activities totaled $1,216,000.

The $41,000 decrease in accounts and interest receivable at December 31, 2001, compared to December 31, 2000, was primarily due to the collection of tenant rents.

The $322,000 increase in deferred financing costs and other fees at December 31, 2001, compared to December 31, 2000, was primarily due to the payment of loan fees relating to the refinancing of the notes payable secured by first deeds of trust on IRC, Circuit City and TGI Friday's, and payments of lease commissions related to new and renewal leases.

The $73,000 increase in prepaid expenses and other assets at December 31, 2001, compared to December 31, 2000, was primarily due to an increase in the mortgage impound accounts.

The $28,000 increase in accounts payable and other liabilities at December 31, 2001, compared to December 31, 2000, was primarily due to accruals of building operating expenses, audit and tax preparation fees. The increase was offset by a decrease of security deposit related to the release of the restricted cash for payment of IRC's security deposit.

Investing Activities

During the year ended December 31, 2001, the Partnership's cash provided by investing activities totaled $26,000, which included $179,000 of net cash proceeds from the sale of land located in Temecula, Riverside County, California, $437,000 of cash used for additions to real estate, and $284,000 of restricted cash released for payment of IRC's security deposit.

Financing Activities

During the year ended December 31, 2001, the Partnership's cash used for financing activities totaled $4,384,000, which consisted of $3,209,000 in principal payments on notes payable, $1,005,000 of distributions to the Limited Partners and General Partner, and $170,000 paid to redeem 574 limited partnership units ("Units").

RESULTS OF OPERATIONS

2001 VERSUS 2000

Revenue

Rental income for the year ended December 31, 2001 increased $330,000, compared to the year ended December 31, 2000, primarily due to the lease-up of Palm Court Retail #2.

Occupancy rates at the Partnership's Tri-City properties at the end of each of the five years ended December 31, 2001 were as follows:

                                                     2001      2000      1999      1998      1997
                                                     ---       ----      ----      ----      ----
One Vanderbilt                                        76%       88%       88%       91%       80%
Two Vanderbilt                                       100%      100%      100%      100%       93%
Carnegie Business Center I                            97%       85%       77%       78%       69%
Service Retail Center                                 93%      100%      100%       95%      100%
Promotional Retail Center                            100%      100%      100%       98%       97%
Inland Regional Center                               100%      100%      100%      100%      100%
TGI Friday's                                         100%      100%      100%      100%      100%
Circuit City                                         100%      100%      100%      100%      100%
Office Max (commenced October 1998)                  100%      100%      100%      100%       N/A
Mimi's Cafe (commenced December 1998)                100%      100%      100%      100%       N/A
Palm Court Retail #1 (commenced September 2000)       60%       60%       N/A       N/A       N/A
Palm Court Retail #2 (commenced January 2001)        100%       N/A       N/A       N/A       N/A


In 2001, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002;
(ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) Office Max with a lease through October 2013; and (vii) Circuit City with a lease through January 2018. These seven tenants, in the aggregate, occupied approximately 283,000 square feet of the 464,000 total leasable square feet at Tri-City and accounted for approximately 61% of the rental income of the Partnership in 2001.

The 12% decrease in occupancy from December 31, 2000 to December 31, 2001 at One Vanderbilt was primarily due to a 9,980 square-foot tenant moving out upon its lease expiration in the 4th quarter of 2001.

The 12% increase in occupancy from December 31, 2000 to December 31, 2001 at Carnegie Business Center I was primarily due to leasing 9,726 square feet of office space to a new tenant.

The 7% decrease in occupancy from December 31, 2000 to December 31, 2001 at Service Retail Center was primarily due to an existing tenant relocating its office to another building owned by the Partnership.

Palm Court Retail #2 was placed in service in January 2001, and 7,433 square feet was leased to one tenant in May 2001.

Interest and other income for the year ended December 31, 2001 decreased $166,000 from the year ended December 31, 2000, primarily due to a lower average invested cash balance resulting from distributions to General and Limited Partners in 2000 and 2001, and principal payments on the notes payable made in April 2001.

Expenses

Operating expenses increased $299,000, or 11%, for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to an increase in utility costs, as well as the commencement of operations at Palm Court Retail #1 and #2.

Interest expense decreased $181,000, or 12%, for the year ended December 31, 2001, compared to the year ended December 31, 2000, respectively, primarily due to the replacement of two higher rate loans with a line of credit with a lower variable rate in April 2001.

Depreciation and amortization varied slightly for the year ended December 31, 2001, compared to the year ended December 31, 2000 respectively.

The Partnership expected a minimal loss on the sale of the remaining lot of land located in Temecula, Riverside County, California, and recorded a provision for impairment of $40,000 in 2000.

In June 2000, the Partnership sold one of the two remaining lots of land located in Temecula, Riverside County, California, to an unaffiliated third party for $325,000. The Partnership recognized a $23,000 loss on sale, and the sale generated net sales proceeds of $290,000.

Expenses associated with undeveloped land decreased $56,000, or 12%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, respectively, primarily due to a decrease in association dues for Palm Court Pad #1 and #2 after the completion of construction.

General and administrative expenses increased $138,000, or 13%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to an increase in investor service expenses for the redemption program and an increase in asset management fees in accordance with the Management Agreement.

The proposed dissolution costs of $73,000 in 2000 consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

2000 VERSUS 1999

Revenue

Rental income for the year ended December 31, 2000 increased $325,000, compared to the year ended December 31, 1999, primarily due to increased occupancy at Carnegie Business Center I and the partial lease-up of Palm Court Retail #1 in September 2000.

Occupancy rates at the Partnership's Tri-City properties at the end of each of the five years ended December 31, 2000 were as follows:

                                                     2000      1999     1998       1997       1996
                                                     ----      ----      ----      ----       ---
One Vanderbilt                                        88%       88%       91%       80%       86%
Two Vanderbilt                                       100%      100%      100%       93%       25%
Carnegie Business Center I                            85%       77%       78%       69%       90%
Service Retail Center                                100%      100%       95%      100%      100%
Promotional Retail Center                            100%      100%       98%       97%       98%
Inland Regional Center                               100%      100%      100%      100%      100%
TGI Friday's (commenced February 1997)               100%      100%      100%      100%       N/A
Circuit City (commenced May 1997)                    100%      100%      100%      100%       N/A
Office Max (commenced October 1998)                  100%      100%      100%       N/A       N/A
Mimi's Cafe (commenced December 1998)                100%      100%      100%       N/A       N/A
Palm Court Retail #1 (commenced September 2000)       30%      N/A       N/A        N/A       N/A
Palm Court Retail #2 (commenced January 2001)        N/A       N/A       N/A        N/A       N/A


In 2000, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Inland Empire Health Plan with a lease through March 2002;
(ii) CompUSA with a lease through August 2003; (iii) ITT Educational Services with a lease through December 2004; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi ) Office Max with a lease through October 2013; and (vii) Circuit City with a lease through January 2018. These seven tenants, in the aggregate, occupied approximately 283,000 square feet of the 464,000 total leasable square feet at Tri-City and accounted for approximately 61% of the rental income of the Partnership in 2000.

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

The Partnership expected a minimal loss on the sale of the remaining lot of land located in Temecula, Riverside County, California, and recorded a provision for impairment of $40,000 in 2000.

In June 2000, the Partnership sold one of the two remaining lots of land located in Temecula, Riverside County, California, to an unaffiliated third party for $325,000. The Partnership recognized a $23,000 loss on sale, and the sale generated net sales proceeds of $290,000.

In January 1999, the Partnership sold approximately 17 acres of land located in Perris, Riverside County, California, to an unaffiliated entity for $334,800. The Partnership recognized a $4,000 loss on the sale, and the sale generated net sale proceeds of $296,000.

Expenses associated with undeveloped land increased $26,000, or 6%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to an increase in association dues in 2000.

General and administrative expenses increased $111,000, or 11%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to increases in asset administration fees, investor service expenses for shareholder update meetings, and audit and tax preparation fees.

The $73,000 and $429,000 of proposed dissolution costs in 2000 and 1999, respectively, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

CRITICAL ACCOUNTING POLICIES

Revenue recognized on a straight-line basis
The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership's collection experience and the credit quality of the Partnership's tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants remain whom the Partnership previously believed would not.

Carrying value of rental properties and land held for development
The Partnership's rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership's plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

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

The actual value of the Partnership's portfolio of properties and land held for development could be significantly higher or lower than their carrying amounts.

Provision for income taxes
No provision for income taxes is included in the consolidated financial statements as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest, and rental income and loss recognition.

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

Approximately 34% and 32% of the Partnership's outstanding debt was subject to variable rates at December 31, 2001 and 2000, respectively. In addition, the average interest rate on the Partnership's debt decreased from 9.34% at December 31, 2000 to 7.52% at December 31, 2001. The Partnership reviews interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. The Partnership does not have any other material market-sensitive financial instruments. It is not the Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.


                                                           Expected Maturity Date
                           ---------------------------------------------------------------------------------------
                                                                                                             Fair
                           2002      2003        2004         2005        2006    Thereafter    Total        value
                           ----      ----       ------       ------      ------   ----------    ------       -----
                                                      (in thousands)
Secured Fixed              $172      $188       $  205       $2,160      $5,417     $  --       $8,142       $8,142
Average interest rate     8.82%     8.82%        8.82%       8.98%       8.74%         --%      8.81%

Secured Variable           $ --      $ --       $4,200       $   --      $   --     $  --       $4,200       $4,200
Average interest rate        --%       --%           5%          --%         --%       --%           5%


The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 2001.

A change of 1/8% in the index rate to which the Partnership's variable rate debt is tied would change the annual interest incurred by the Partnership by approximately $5,000, based upon the balances outstanding on variable rate instruments at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information with respect to this Item 8, see Financial Statements and Schedules as listed in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Daniel Lee Stephenson and RFC are the General Partner of the Partnership. The executive officer and director of RFC is:

Daniel L. Stephenson             Director, President, Chief Executive Officer
                                 and Chief Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 58, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Security Ownership of Management


 Title                                                Amount and Nature of           Percent
of Class        Name of Beneficial Owner               Beneficial Ownership          of Class
--------        ------------------------              ---------------------          --------
   Units       Daniel Lee Stephenson (I.R.A.)            4 Units  (direct)               *
   Units       Daniel Lee Stephenson Family Trust      100 Units  (direct)               *


* Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner or General Partner upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; and (vi) extension of the term of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2001, the Partnership did not incur any expenses or costs reimbursable to RFC, DLS or any other affiliate of the Partnership.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of the report:

            (1) Financial Statements:

                Report of Independent Public Accountants

                Consolidated Balance Sheets as of December 31, 2001 and 2000

                Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Partners' Equity for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                Notes to Consolidated Financial Statements

            (2) Financial Statement Schedule:

                Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001 and Notes thereto

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

                 (10.1) First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit
                         10.1 to the Partnership's annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

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

                 99      Partnership Representation from Independent
                         Accountants.

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


                                   RANCON REALTY FUND IV,
                                   a California limited partnership

                                   By:    Rancon Financial Corporation
                                          a California corporation
                                          its General Partner



Date:   March 28, 2002                    By: /s/  DANIEL L. STEPHENSON
                                              -------------------------------
                                              Daniel L. Stephenson, President

Date:   March 28, 2002             By:      /s/  DANIEL L. STEPHENSON
                                            ----------------------------------
                                           Daniel L. Stephenson, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE


Financial Statements and Schedule                                           Page
---------------------------------                                           ----
Financial Statements:

Report of Independent Public Accountants                                      18

Consolidated Balance Sheets as of December 31, 2001 and 2000                  19

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999                                              20

Consolidated Statements of Partners' Equity for the years ended
December 31, 2001, 2000 and 1999                                              21

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999                                              22

Notes to Consolidated Financial Statements                                 23-30

Schedule:
    III - Real Estate and Accumulated Depreciation as of
             December 31, 2001 and Notes thereto                           31-32

Exhibit Index                                                                 33


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of RANCON REALTY FUND IV:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP, and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND IV and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


San Francisco, California
February 1, 2002
(except with respect to the matter discussed in Note 10, as to which the date is March 20, 2002)

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                    (in thousands, except units outstanding)


Assets                                                          2001             2000
-------                                                       --------         --------
Investments in real estate:
    Rental property, gross                                    $ 49,344         $ 48,905
    Accumulated depreciation                                   (17,117)         (15,644)
                                                              --------         --------
    Rental property, net                                        32,227           33,261
    Land held for development                                    1,214            1,216
    Land held for sale                                              --              179
                                                              --------         --------
        Total investments in real estate                        33,441           34,656

    Cash and cash equivalents                                    1,462            4,604
    Restricted cash                                                 --              284
    Accounts and interest receivable                               150              191
    Deferred financing costs and other fees, net of
      accumulated amortization of $2,121 and $1,780 at
      December 31, 2001 and 2000, respectively                   1,123            1,142
    Prepaid expenses and other assets                            1,048              975
                                                              --------         --------
        Total assets                                          $ 37,224         $ 41,852
                                                              ========         ========
Liabilities and Partners' Equity
Liabilities:
    Notes payable                                             $ 12,342         $ 15,551
    Distributions payable-General Partner                           --               58
    Accounts payable and other liabilities                         736              708
                                                              --------         --------
         Total liabilities                                      13,078           16,317
                                                              --------         --------
Commitments and contingent liabilities (Note 6)

Partners' Equity:
    General Partner                                               (798)            (703)
    Limited partners, 74,034 and 74,608 limited
      partnership
      units outstanding at December 31, 2001 and 2000,          24,944           26,238
                                                              --------         --------
      respectively

          Total partners' equity                                24,146           25,535
                                                              --------         --------
         Total liabilities and partners' equity               $ 37,224         $ 41,852
                                                              ========         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
              For the years ended December 31, 2001, 2000 and 1999
          (in thousands, except per unit amounts and units outstanding)


                                                      2001          2000         1999
                                                    --------      --------      --------
Revenue
      Rental income                                 $  7,293      $  6,963      $  6,638
      Gain on sale of land                                --            --           257
      Interest and other income                          101           267           208
                                                    --------      --------      --------

         Total revenue                                 7,394         7,230         7,103
                                                    --------      --------      --------
 Expenses:
      Operating                                        3,015         2,716         2,611
      Interest expense                                 1,298         1,479         1,469
      Depreciation and amortization                    1,709         1,689         1,626
      Provision for impairment of investments
        in real estate                                    --            40            --
      Loss on sales of land                               --            23             4
      Expenses associated with undeveloped land          411           467           441
      General and administrative                       1,233         1,095           984
      Proposed dissolution costs                          --            73           429
                                                    --------      --------      --------
         Total expenses                                7,666         7,582         7,564
                                                    --------      --------      --------
         Net loss                                   $   (272)     $   (352)     $   (461)
                                                    ========      ========      ========

 Net loss per limited partnership unit              $  (3.66)     $  (4.60)     $  (6.18)
                                                    ========      ========      ========
 Distributions per limited partnership unit:
      From net income                               $     --      $     --      $     --

      Representing return of capital                $  11.48         10.02         10.00
                                                    --------      --------      --------
         Total distributions per limited
           partnership unit                         $  11.48      $  10.02      $  10.00
                                                    ========      ========      ========
Weighted average number of limited
  partnership units outstanding
  during each period                                  74,229        76,546        76,765
                                                    ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

               Consolidated Statements of Partners' Equity For the
                  years ended December 31, 2001, 2000 and 1999
                                 (in thousands)


                                              General        Limited
                                              Partner        Partners           Total
                                              -------        --------         --------
Balance at December 31, 1998                   $(658)        $ 29,233         $ 28,575

Retirement of limited partnership units           --               (1)              (1)

Net income (loss)                                 13             (474)            (461)

Distributions                                     --             (767)            (767)
                                               -----         --------         --------

Balance at December 31, 1999                    (645)          27,991           27,346

Retirement of limited partnership units           --             (634)            (634)

Net loss                                          --             (352)            (352)

Distributions                                    (58)            (767)            (825)
                                               -----         --------         --------

Balance at December 31, 2000                    (703)          26,238           25,535

Retirement of limited partnership units           --             (170)            (170)

Net loss                                          --             (272)            (272)

Distributions                                    (95)            (852)            (947)
                                               -----         --------         --------

Balance at December 31, 2001                   $(798)        $ 24,944         $ 24,146
                                               =====         ========         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Cash Flows For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)


                                                             2001          2000           1999
                                                           -------        -------        -------
Cash flows from operating activities:
   Net loss                                                $  (272)       $  (352)       $  (461)
   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Net loss (gain) on sales of land                          --             23           (253)
      Depreciation and amortization                          1,709          1,689          1,626
      Amortization of loan fees, included in                   105            105             86
           interest expense
      Provision for impairment of investments in                --             40             --
           real estate
      Changes in certain assets and liabilities:
        Accounts and interest receivable                        41             54            280
        Deferred financing costs and other fees               (322)          (169)          (246)
        Prepaid expenses and other assets                      (73)            --            (66)
        Accounts payable and other liabilities                  28            119           (340)
                                                           -------        -------        -------
      Net cash provided by operating activities              1,216          1,509            626
                                                           -------        -------        -------
Cash flows from investing activities:
   Net proceeds from sales of real estate                      179            290          2,489
   Net additions to real estate investments                   (437)        (1,629)          (440)
   Decrease (increase) in restricted cash                      284            (15)           100
                                                           -------        -------        -------
      Net cash provided by (used for) investing                 26         (1,354)         2,149
activities
                                                           -------        -------        -------
Cash flows from financing activities:
   Notes payable principal payments                         (3,209)          (283)          (171)
   Distributions to partners                                (1,005)          (767)          (767)
   Retirement of limited partnership units                    (170)          (634)            (1)
                                                           -------        -------        -------
      Net cash used for financing activities                (4,384)        (1,684)          (939)
                                                           -------        -------        -------
Net (decrease) increase in cash and cash equivalents        (3,142)        (1,529)         1,836

Cash and cash equivalents at beginning of year               4,604          6,133          4,297
                                                           -------        -------        -------
Cash and cash equivalents at end of year                   $ 1,462        $ 4,604        $ 6,133
                                                           =======        =======        =======
Supplemental disclosure of cash flow information:
  Cash paid for interest (excluding capitalized interest)  $ 1,193        $ 1,463        $ 1,383
                                                           =======        =======        =======
  Interest capitalized                                     $    --        $    89        $    33
                                                           =======        =======        =======
  Non-cash activities resulting from
     refinancing of debt                                   $ 7,200        $    --        $    --
                                                           =======        =======        =======



              The accompanying notes are an integral part of these
                       consolidated financial statements

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note 1. ORGANIZATION

Organization

Rancon Realty Fund IV, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The General Partner of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation ("RFC"), hereinafter referred to as the Sponsors or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July 1987.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by investors who own no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $292 per Unit. In December 2001, the redemption price was increased to $306 per Unit. During the twelve months ended December 31, 2001, 444 Units at $292 per Unit, and 130 Units at $306 per Unit were redeemed in connection with this offer. As of December 31, 2001, there were 74,034 Units outstanding.

Allocation of Net Income and Net Loss

Allocation of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the General Partner. Net losses from operations are allocated 99% to the limited partners and 1% to the General Partner until such time as a partner's capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero.

Net income other than net income from operations shall be allocated as follows:
(i) first, to the partners who have a deficit balance in their capital account, provided that, in no event, shall the General Partner be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital account in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the General Partner into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the General Partner. In no event shall the General Partner be allocated less than 1% of the net income other than net income from operations for any period. Net loss other than net loss from operations shall be allocated 99% to the limited partners and 1% to the General Partner.

The terms of the Partnership agreement call for the General Partner to restore any deficit that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

General Partner and Management Matters

Effective January 1, 1995, Glenborough Corporation ("GC") entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC's responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations service. In October 2000, GC merged into Glenborough Realty Trust Incorporated ("Glenborough"). The agreement expires upon the dissolution of the Partnership.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($676,000, $613,000 and $597,000 in 2001, 2000 and 1999, respectively); (ii) sales fees of 2% for improved properties and 4% for land ($8,000 and $13,000 in 2001 and 2000, respectively); (iii) a refinancing fee of 1% ($72,000, $50,000 and $49,750 in 2001, 2000 and 1999,
respectively) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Upon implementation, this pronouncement did not have a material effect on the Partnership's consolidated financial position, results of operations and financial statement presentation.

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. This standard did not have a material impact on the Partnership's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 will be effective January 1, 2002, for the Partnership. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. Management does not expect this standard to have a material impact on the Partnership's consolidated financial position or results of operations.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Partnership. Management is currently assessing the impact of this new standard on the Partnership's consolidated financial position and results of operations.

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

Depreciation is provided using the straight line method over useful lives ranging from five to forty years for the respective assets.

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

Interest and property taxes related to property constructed by the Partnership are capitalized during periods of construction. Interest of $89,000 and property taxes of $33,000 related to the construction of Palm Court Pads #1 and #2, respectively, were capitalized during the year ended December 31, 2000. These construction projects were completed in the fourth quarter of 2000, and the total construction costs were transferred to investments in real estate.

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

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Cash and Cash Equivalents - The Partnership considers short-term investments (including certificates of deposit and money market funds) with a maturity of less than ninety days at the time of investment to be cash equivalents.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. At December 31, 2001, the carrying amount of cash and cash equivalents approximates fair value.

Deferred Financing Costs and Other Fees - Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

The Partnership's portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Partnership's ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Partnership will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

Net Income/Loss Per Limited Partnership Unit - Net income or loss per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' allocable share of the net income or loss.

Income Taxes - No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest, and rental income and loss recognition.

Concentration Risk -- Two tenants represented 29 percent, 30 percent and 29 percent of rental income for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consisted of the following at December 31, 2001 and 2000 (in thousands):

                                              2001                 2000
                                            --------             --------
Land                                        $  4,679             $  4,679
Buildings                                     33,886               32,390
Leasehold and other improvements              10,779               11,836
                                            --------             --------
                                              49,344               48,905
Less: accumulated depreciation               (17,117)             (15,644)
                                            --------             --------
Total rental property, net                  $ 32,227             $ 33,261
                                            ========             ========


                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

At December 31, 2001, the Partnership's rental property included eight retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California. Two of the retail projects were placed in service in 2001.

Land held for development consists of the following at December 31, 2001 and 2000 (in thousands):

                                                     2001          2000
                                                    ------        ------
22.5 acres at Tri-City Corporate Centre,
San Bernadino, CA                                   $1,214        $1,216
                                                    ======        ======


Land held for sale consists of the following at December 31, 2000
(in thousands):

                                                                   2000
                                                                  ------
                                                                  ------
..80 acres in Temecula, CA                                         $  179
                                                                  ======


In February 2001, the Partnership sold the remaining lot of land located in Temecula, Riverside County, California, to an unaffiliated third party for $202,000. In 2000, the Partnership expected a minimal loss on this sale and recorded a provision for impairment of $39,600. No gain or loss was recorded on the sale in 2001. The Partnership received net sales proceeds of $179,000.

Provisions for impairment of real estate investments:

During the year ended December 31, 2000, the Partnership recorded the following provision to reduce the carrying value of investments in real estate (in thousands). There was no provision for impairment in 2001 and 1999.

                                                                    2000
                                                                    ----
Land held for sale:
     Temecula, CA (discussed above)                                   40
                                                                   -----
Total provision for impairment of real estate in investments       $  40
                                                                   =====


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

Note 4. RESTRICTED CASH

As of December 31, 2000, restricted cash consisted of a $250,000 certificate of deposit ("CD"), opened on March 12, 1997, plus accrued interest, held pursuant to the Inland Regional Center ("IRC") lease. The Partnership retained the CD plus the accrued interest in the event of default by IRC. Provisions in the lease allowed for the security deposit plus accrued interest to be converted to prepaid rent after the 60th month of the lease (July 2001) if the tenant was not in default. On April 27, 2001, IRC presented and warranted that it had extended its existing contract with the State of California for an additional five-year term as required in the lease. The Partnership then agreed to amend the lease accordingly and the security deposit in the amount of $250,000 plus accrued interest was returned to IRC on May 1, 2001.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note 5. NOTES PAYABLE

Notes payable as of December 31, 2001 and 2000 were as follows (in thousands):

                                                         2001             2000
                                                        ------          --------
Note payable secured by first deeds of
trust on Service Retail Center,
Promotional Retail Center and Carnegie
Business Center I. The note, which
matures May 1, 2006, is a 10-year,
8.744% fixed rate loan with a 25-year
amortization requiring monthly payments
of principal and interest totaling $53.                 $ 5,980          $ 6,093

Note payable secured by first deed of
trust on the IRC building with a fixed
interest rate of 8.75%, monthly payments
of principal and interest totaling $21
and a maturity date of April 23, 2001.
This note was paid off in April 2001.
See below for further discussion.                            --            2,352

Note payable secured by first deed of
trust on the One Vanderbilt building.
The note bears a fixed interest rate of
9%. Monthly payments of principal and
interest totaling $20 are due until the
maturity date of January 1, 2005.                         2,162            2,211

Note payable secured by first deeds of
trust on Circuit City and TGI Friday's
with a variable interest rate of one
percent (1%) per annum in excess of the
lender's "Prime Rate", monthly payments
of principal and interest totaling $60,
and a maturity date of April 30, 2001.
This note was paid off in April 2001.
See below for further discussion.                       $    --          $ 4,895

Line of credit with a total availability
of $7.2 million secured by first deeds
of trust on IRC building, Circuit City
and TGI Friday's with a variable
interest rate of lender's "Prime Rate"
(5% as of December 31, 2001), monthly
interest-only payments, and a maturity
date of April 15, 2004. See below for
further discussion.                                       4,200               --
                                                        -------          -------
       Total notes payable                              $12,342          $15,551
                                                        =======          =======


In April 2001, the Partnership obtained a $7,200,000 line of credit from a bank to pay off the two notes secured by the IRC, Circuit City and TGI Friday's properties. This line of credit was partially paid off in May 2001. As of December 31, 2001, the outstanding balance is $4,200,000.

The annual maturities of the Partnership's notes payable subsequent to December 31, 2001 are as follows (in thousands):

               2002                    $      172
               2003                           188
               2004                         4,405
               2005                         2,160
               2006                         5,417
                                       ----------

               Total                   $   12,342
                                       ==========


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

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership's consolidated results of operations and cash flows.

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

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at December 31, 2001, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 7. PROPOSED DISSOLUTION COSTS

The proposed dissolution costs of $73,000 and $429,000 in 2000 and 1999, respectively, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

Note 8. LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through January 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2001 are as follows (in thousands):

               2002                    $    5,565
               2003                         4,718
               2004                         4,041
               2005                         3,462
               2006                         3,130
               Thereafter                  16,617
                                       ----------

               Total                   $   37,533
                                       ==========

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $803,000, $800,000 and $561,000 for the years ended December 31, 2001, 2000, and
1999, respectively. These amounts are included as rental income in the accompanying consolidated statements of operations.

                              RANCON REALTY FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note 9. TAXABLE INCOME (LOSS)

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation for the years ended December 31, 2001, 2000 and 1999 of the net loss for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

                                                          2001          2000           1999
                                                          -----         -----         -------
Net loss per financial statements                         $(272)        $(352)        $  (461)
Provision for impairment of investments
  in real estate                                           --              40            --
Financial reporting depreciation in excess
  of tax reporting depreciation                             166           244             185
Gain on sale of property in excess of recognized
  gain for tax reporting                                   (226)         (269)         (7,145)
Property taxes capitalized for tax reporting                206           240             286
Costs of dissolution capitalized for tax reporting         --            --               429
Expenses of undeveloped land capitalized for tax            411           467             435
Operating revenues and expenses reported in
  a different period for financial reporting
  than for income tax reporting, net                       (172)         (573)           (532)
                                                          -----         -----         -------
    Estimated net income (loss) for federal
        income purposes                                   $ 113         $(203)        $(6,803)
                                                          =====         =====         =======


The following is a reconciliation of partners' equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 2001 and 2000 (in thousands):

                                                              2001               2000
                                                            --------           --------
Partners' equity per financial statements                   $ 24,146           $ 25,535
Cumulative provision for impairment of
  investments in real estate                                   9,675              9,723
Tax basis adjustment from partner redemption                  (2,081)            (2,081)
Tax basis investment in Partnership                            6,125              6,033
Financial reporting depreciation in
  excess of tax reporting depreciation                         6,020              5,134
Net difference in capitalized costs of development             1,195               (710)
Operating revenues and expenses recognized in
  a different period for financial reporting
  than for income tax reporting, net                          (5,799)            (2,591)
                                                            --------           --------
    Estimated partners' capital for federal
         income tax purposes                                $ 39,281           $ 41,043
                                                            ========           ========


Note 10. SUBSEQUENT EVENT

On March 20, 2002, the Partnership sold the Two Vanderbilt property to an anchor tenant, Inland Empire Health Plan, who occupied 78% of the property for a sales price of $8,750,000. The sale generated net proceeds of approximately $8,285,000 and a gain on sale of approximately $5,120,000. On March 22, 2002, the Partnership made a pay down on the line of credit of $4,200,000 from the sales proceeds and added the remaining cash to the cash reserves.

As of December 31, 2001, the net book value of the property was approximately $3,259,000. The total revenues for the years ended December 31, 2001, 2000 and 1999 were $1,235,000, $1,189,000 and $1,188,000, respectively. The total expenses for the years ended December 31, 2001, 2000 and 1999 were $964,000, $861,000 and $855,000, respectively.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (in thousands)


   COLUMN A                    COLUMN B             COLUMN C                    COLUMN D                         COLUMN E
   --------                    --------             --------                    --------                         --------
                                                 Initial Cost to        Cost Capitalized Subsequent        Gross Amount Carried
                                                  Partnership              to Acquisition                  at December 31, 2001
                                            ----------------------      ---------------------------   -----------------------------
                                                       Buildings                                              Buildings
                                Encum-                   and                             Carrying                and           (a)
  Description                  brances      Land      Improvements       Improvements      Cost       Land    Improvements    Total
                               -------      -----     ------------       ------------    ---------    -----   ------------   ------
Rental Properties:
Commercial Office Complexes,
   San Bernardino
   County, CA
   One Vanderbilt             $ 2,162     $  572           $    --         $ 9,388           $  --    $  572       $9,388   $ 9,960
   Two Vanderbilt                  --        443                --           7,181              --       443        7,181     7,624
   Carnegie Business
      Center I                    (c)        380                --           5,292              --       380        5,292     5,672
   Inland Regional
      Center                      (d)        608                --           7,826              --       946        7,488     8,434
      Provision for
         impairment of
          real estate(b)           --         --                --          (1,678)             --      (196)      (1,482)   (1,678)
                              -------     -------          -------         -------           -----    ------      -------   -------

                                2,162      2,003                --          28,009              --     2,145       27,867    30,012
                              -------     -------          -------         -------           -----    ------      -------   -------

Commercial Retail Space,
   San Bernardino,
      County, CA:
   Service Retail Center          (c)        300                --           1,866              --       300        1,866     2,166
      Provision for
         impairment of
         real estate(b)           --           --               --            (250)             --       (41)        (209)     (250)
   Promo Retail                   (c)        811                --           5,991              --       811        5,991     6,802
      Provision for
         impairment of
         real estate(b)           --           --              --             (119)             --        (7)        (112)     (119)
   TGI Friday's                   (d)        181             1,624              --              --       181        1,624     1,805
   Circuit City                   (d)        284                --           3,597              --       454        3,427     3,881
   Office Max                      --        324             2,045             (53)             --       276        2,040     2,316
   Mimi's Cafe                     --        149               675              66              --       154          736       890
   Palm Court Retail #1            --        194               617              51              --       194          668       862
   Palm Court Retail #2            --        212               636             131              --       212          767       979
                              -------     -------          -------         -------           -----    ------      -------   -------
                               10,180      2,455             5,597          11,280              --     2,534       16,799    19,332
                              -------     -------          -------         -------           -----    ------      -------   -------
Land Held for
   Development: San
   Bernardino County, CA:
      23 acres-Tri-City            --      4,186                --           4,656              --     8,842           --     8,842
      Provision for
         impairment of
         real estate (b)           --         --                --          (7,628)             --    (7,628)          --    (7,628)
                              -------     -------          -------         -------           -----    ------      -------   -------
                                   --      4,186                --          (2,972)             --     1,214           --     1,214
                              -------     -------          -------         -------           -----    ------      -------   -------
                              $12,342     $8,644            $5,597         $36,317           $  --    $5,893       $44,66   $50,558
                              =======     =======          =======         =======           =====    ======      =======   =======




                                          COLUMN F                   COLUMN G                  COLUMN H                  COLUMN I
                                          --------                   --------                  --------                  --------
                                                                        Date                                               Life
                                        Accumulated                 Construction                 Date                   Depreciated
Description                             Depreciation                    Began                  Acquired                   Over
-----------                             ------------                ------------               ---------                ------------
Rental Properties:
Commercial Office Complexes,
   San Bernardino
   County, CA
   One Vanderbilt                          $5,565                     11/30/85                  11/06/84                 3-40 yrs.
   Two Vanderbilt                           4,312                     1/30/86                   11/06/84                 3-40 yrs.
   Carnegie Business
      Center I                              3,016                     7/31/86                  11/06/84                  3-40 yrs.
   Inland Regional
      Center                                1,057                      1/96                    6/26/87                   10-40 yrs.
      Provision for
         impairment of
          real estate(b)                       --
                                          -------
                                          13,950
                                          -------
Commercial Retail Space,
   San Bernardino,
      County, CA:
   Service Retail Center                      773                     7/31/86                  11/06/84                  3-40 yrs.
      Provision for
         impairment of
         real estate                           --




   Promo Retail                             1,224                     2/01/93                  11/06/84                  10-40 yrs.
      Provision for
         impairment of
         real estate                           --
   TGI Friday's                               196                       N/A                     2/28/97                     40yrs.
   Circuit City                               620                       7/96                    11/06/84                 20-40yrs.
   Office Max                                 213                       7/98                    11/06/84                    40yrs.
   Mimi's Cafe                                 74                       7/98                    11/06/84                    40yrs.
   Palm Court Retail #1                        35                       7/98                    11/06/84                    40yrs.
   Palm Court Retail #2                        32                       7/98                    11/06/84                    40yrs.
                                          -------
                                            3,167
                                          -------
Land Held for
   Development: San
   Bernardino County, CA:
      23 acres-Tri-City                        --                        N/A                    11/06/84                     N/A
      Provision for
         impairment of
         real estate(b)                  $17,117
                                         ========


(a) The aggregate cost of land and buildings for federal income tax purposes is $ 51,925.

(b) See Note 3 to Financial Statements.

(c) Service Retail Centre, Carnegie Business Center I and Promotional Retail Center are collateral for debt in the aggregate amount of $5,980.

(d) Inland Regional Center, TGI Friday's and Circuit City are collateral for a line of credit in the aggregate amount of $4,200.

                             RANCON REALTY FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate is carried:


                                                     For the years ended
                                                       December 31,
                                          ------------------------------------------
                                            2001             2000             1999
                                          --------         --------         --------
Investments in real estate

  Balance at beginning of period          $ 50,300         $ 49,024         $ 50,820
    Additions during period:
        Purchases and improvements             437            1,642              440
    Sales of real estate                      (179)            (326)              --
    Provision for impairment of
        investments in real estate              --              (40)              --
    Retirements during period                   --               --           (2,236)
                                          --------         --------         --------

  Balance at end of period                $ 50,558         $ 50,300         $ 49,024
                                          ========         ========         ========
Accumulated Depreciation

  Balance at beginning of period          $ 15,644         $ 14,144         $ 12,723
    Additions charged to expense             1,473            1,500            1,421
                                          --------         --------         --------
  Balance at end of period                $ 17,117         $ 15,644         $ 14,144
                                          ========         ========         ========


                                  EXHIBIT INDEX

Exhibit No.                           Exhibit Title
-----------                           -------------
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

(10.1)                First Amendment to the Second Amended Management,
                      Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the
                      Partnership's annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

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

99                    Partnership Representation from Independent Accountants.
