Form 10-Q
period 2002-03-31
RANCON REALTY FUND IV
filed 2002-05-14
CIK 743870

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
executive offices)

(650) 343-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [   ]

Total number of units outstanding as of May 14, 2002: 73,899

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except unit amounts)
(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Investments in real estate:
Rental property, gross	$41,934	$41,720
Accumulated depreciation	(13,114)	(12,806)

Rental property, net	28,820	28,914
Assets related to discontinued operations, gross	—	$7,624
Accumulated depreciation related to discontinued operations	—	(4,311)

Assets related to discontinued operations, net	—	3,313
Land held for development	1,214	1,214

Total real estate investments	30,034	33,441
Cash and cash equivalents	5,551	1,462
Accounts receivable	155	150
Deferred financing costs and other fees, net of accumulated amortization of $1,840 and $2,121 at March 31, 2002 and December 31, 2001, respectively	1,043	1,123
Prepaid expenses and other assets	1,104	1,048

Total assets	$37,887	$37,224

Liabilities and Partners’ Equity
Liabilities:
Notes payable	$8,101	$12,342
Accounts payable and other liabilities	505	671
Liabilities related to discontinued operations	—	65

Total liabilities	8,606	13,078

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General Partner	(535)	(798)
Limited partners, 73,978 and 74,034 limited partnership units outstanding at March 31, 2002 and December 31, 2001, respectively	29,816	24,944

Total partners’ equity	29,281	24,146

Total liabilities and partners’ equity	$37,887	$37,224

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Revenues:
Rental income	$1,472	$1,391
Interest and other income	4	51

Total revenue	1,476	1,442

Expenses:
Operating	577	552
Interest expense	248	385
Depreciation and amortization	348	355
Expenses associated with undeveloped land	109	110
General and administrative	234	271

Total expenses	1,516	1,673

Net loss from operations	(40)	(231)

Net income from discontinued operations for all periods (including gain on sale of $5,120 in 2002)	5,192	21

Net income (loss)	$5,152	$(210)

Net income (loss) per limited partnership unit	$66.13	$(2.82)

Distributions per limited partnership unit:
From net income	$—	$—
Representing return of capital	$—	$—

Total distributions per limited partnership unit	$—	$—

Weighted average number of limited partnership units outstanding during each period used to compute net income (loss) per limited partnership unit	73,991	74,365

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the three months ended March 31, 2002
(in thousands)
(Unaudited)

	General Partner	Limited Partners	Total

Balance at December 31, 2001	$(798)	$24,944	$24,146
Retirement of limited partnership units	—	(17)	(17)
Gain on sale of real estate	256	4,864	5,120
Net income from operations	—	(40)	(40)
Net income from discontinued operations	7	65	72

Balance at March 31, 2002	$(535)	$29,816	$29,281

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$5,152	$(210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(5,120)	—
Depreciation and amortization	424	444
Amortization of loan fees, included in interest expense	26	29
Changes in certain assets and liabilities:
Accounts and interest receivable	(5)	125
Deferred financing costs and other fees	(6)	(34)
Prepaid expenses and other assets	(56)	(103)
Accounts payable and other liabilities	(231)	198

Net cash provided by operating activities	184	449

Cash flows from investing activities:
Net proceeds from sales of real estate	8,382	179
Net additions to real estate investments	(219)	(68)
Increase in restricted cash	—	(42)

Net cash provided by investing activities	8,163	69

Cash flows from financing activities:
Notes payable principal payments	(4,241)	(98)
Distributions to General Partner	—	(58)
Retirement of limited partnership units	(17)	(87)

Net cash used for financing activities	(4,258)	(243)

Net increase in cash and cash equivalents	4,089	275
Cash and cash equivalents at beginning of period	1,462	4,604

Cash and cash equivalents at end of period	$5,551	$4,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$356

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund IV, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July 1987.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $292 per Unit. In 2001, a total of 574 Units were redeemed. During the three months ended March 31, 2002, a total of 56 Units were repurchased. As of March 31, 2002, there were 73,978 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2002 and December 31, 2001, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001.

Allocation of Net Income and Net Loss

Allocation of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the General Partner. Net losses from operations are allocated 99% to the limited partners and 1% to the General Partner until such time as a partner’s capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero.

Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event, shall the General Partner be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder’s original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital account in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the General Partner into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the General Partner. In no event shall the General Partner be allocated less than 1% of the net income other than net income from operations for any period. Net loss other than net loss from operations shall be allocated 99% to the limited partners and 1% to the General Partner.

The terms of the Partnership agreement call for the General Partner to restore any deficit that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

General Partner and Management Matters

Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the “Rancon Partnerships”) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

January 1, 1998, the agreement was amended to eliminate GC’s responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations service. In October 2000, GC merged into Glenborough. The agreement expires upon the dissolution of the Partnership.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($175,000 and $169,000 in the first quarter of 2002 and 2001, respectively); (ii) sales fees of 2% for improved properties and 4% for land ($175,000 and $8,000 in the first quarter of 2002 and 2001, respectively); (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Risks and Uncertainties

The Partnership’s ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership’s properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties.

Note 2. SIGNIFICANT ACCOUNTING POLICES

Basis of Accounting — The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 was effective January 1, 2002 for the Partnership, and resulted in the presentation of sold real estate as discontinued operation for all periods.

Consolidation — In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. (“RRF IV, Inc.”), a corporation wholly owned by the

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All inter-company balances and transactions have been eliminated in the consolidation.

Rental Property — Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that depreciated cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Depreciation is provided using the straight line method over five to forty years of the useful lives of the respective assets.

Land Held for Development — Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

Cash and Cash Equivalents — The Partnership considers short-term investments (including certificates of deposit and money market funds) with a maturity of less than ninety days when purchased at the time of investment to be cash equivalents.

Fair Value of Financial Instruments — Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

Deferred Financing Costs and Other Fees — Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

Revenues — All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

The Partnership’s portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Partnership’s ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Partnership will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

Net Income/Loss Per Limited Partnership Unit — Net income or loss per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners’ allocable share of the net income or loss.

Income Taxes — No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition.

Concentration Risk — One tenant represented 21 percent of rental income for the three months ended March 31, 2002. Two tenants represented 28 percent of rental income for the three months ended March 31, 2001.

Reference to 2001 audited consolidated financial statements — These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2001 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consisted of the following at March 31, 2002 and December 31, 2001 (in thousands):

	2002	2001

Land	$4,236	$4,236
Buildings	28,368	29,850
Leasehold and other improvements	9,330	7,652

	41,934	41,720
Less: accumulated depreciation	(13,114)	(12,806)

Total rental property, net	$28,820	$28,914

Assets related to discontinued operations, gross	$—	$7,624
Accumulated depreciation related to discontinued operations	—	(4,311)

Assets related to discontinued operations, net	$—	$3,313

On March 20, 2002, the Partnership sold the Two Vanderbilt property to an anchor tenant, Inland Empire Health Plan, who occupied 78% of the property for a sales price of $8,750,000. The sale generated net proceeds of approximately $8,382,000 and a gain on sale of approximately $5,120,000. The Partnership made a pay down on the line of credit of $4,200,000 from the sales proceeds and added the remaining cash to its cash reserves.

At March 31, 2002, the Partnership’s rental property included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at March 31, 2002 and December 31, 2001 (in thousands):

	2002	2001

22.5 acres at Tri-City Corporate Centre, San Bernardino, CA	$1,214	$1,214

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

Note 4. NOTES PAYABLE

Notes payable as of March 31, 2002 and December 31, 2001 were as follows (in thousands):

	2002	2001

Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53	$5,950	$5,980

Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005	2,151	2,162

Line of credit with a total availability of $7.2 million secured by first deeds of trust on IRC building, Circuit City and TGI Friday’s with a variable interest rate of lender’s “Prime Rate”, monthly interest-only payments, and a maturity date of April 15, 2004. The balance of this line of credit was paid down in March 2002 (as discussed in Note 3 above)	—	4,200

Total notes payable	$8,101	$12,342

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters — The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Partnership’s business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership’s results of operations and cash flows.

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The Partnership’s landfill monitoring program currently meets or exceeds all regulatory requirements and no material capital expenditures have been incurred. The Partnership is working with the Santa Ana Region of the California Regional Water Quality Control Board and the City to determine the need and responsibility for any further testing. There is no current requirement to ultimately clean up the site; however, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the property.

General Uninsured Losses — The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable, or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Other Matters — The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 2002, for sales that transpired in previous years. The

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Accounting Pronouncements

During 2001, the Financial Accounting Standards Board (FASB) approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership’s consolidated financial position or results of operations other than to modify the presentation of the operating results of sold property to recognize such activity as “discontinued operation”. These new accounting standards are discussed in more detail in the notes to the accompanying consolidated financial statements.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2001 audited consolidated financial statements and the notes thereto.

At March 31, 2002, the Partnership had cash of $5,551,000. The remainder of the Partnership’s assets consist primarily of its net investments in real estate, totaling approximately $30,034,000, which includes $28,820,000 in rental properties and $1,214,000 of land held for development.

The Partnership’s liabilities at March 31, 2002, include notes payable totaling approximately $8,101,000, which consist of two secured loans encumbering properties with an aggregate net book value of approximately $13,690,000, and with maturity dates ranging from January 1, 2005 through May 1, 2006. These two notes bear fixed interest rates of 8.74% and 9.00%, respectively, and require monthly principal and interest payments ranging from $20,000 to $53,000.

On March 20, 2002, the Partnership sold the Two Vanderbilt property to an anchor tenant, Inland Empire Health Plan, who occupied 78% of the property for a sales price of $8,750,000. The sale generated net proceeds of approximately $8,382,000 and a gain on sale of approximately $5,120,000. The Partnership made a pay down on the line of credit of $4,200,000 from the sales proceeds and added the remaining cash to its cash reserves.

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 2002, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in the development of properties or distribution to the partners.

Management believes that the Partnership’s cash balance as of March 31, 2002, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2002, the Partnership’s cash provided by operating activities totaled $184,000.

The $56,000 increase in prepaid expenses and other assets at March 31, 2002, compared to December 31, 2001, was primarily due to an increase in the mortgage impound accounts and the prepayment of second quarter investor service fees.

The $231,000 decrease in accounts payable and other liabilities at March 31, 2002, compared to December 31, 2001, was primarily due to the payment of accrued operating expenses, as well as the refund of security deposits related to the sale of the Two Vanderbilt property.

Investing Activities

During the three months ended March 31, 2002, the Partnership’s cash provided by investing activities totaled $8,163,000, which included $8,382,000 of net cash proceeds from the sale of the Two Vanderbilt property, and $219,000 of cash used for additions to real estate.

Financing Activities

During the three months ended March 31, 2002, the Partnership’s cash used for financing activities totaled $4,258,000, which consisted of $4,241,000 in principal payments on the line of credit and other notes payable and $17,000 paid to redeem 56 limited partnership units (“Units”).

Results of Operations

Revenues

Rental income for the three months ended March 31, 2002 increased $81,000, compared to the three months ended March 31, 2001, primarily due to an increase in occupancy at Carnegie Business Center I, and the lease-up of Palm Court Retail #1.

Occupancy rates at the Partnership’s Tri-City properties as of March 31, 2002 and 2001 were as follows:

	2002	2001

One Vanderbilt	87%	88%
Service Retail Center	93%	92%
Carnegie Business Center I	97%	82%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	60%	30%
Palm Court Retail #2	100%	100%

As of March 31, 2002, tenants at Tri-City occupying substantial portions of leased rental space included: (i) CompUSA with a lease through August 2003; (ii) ITT Educational Services with a lease through December 2004; (iii) PetsMart with a lease through January 2009; (iv) Inland Regional Center with a lease through July 2009; (v) Circuit City with a lease through January 2018; and (vi) Office Max with a lease through October 2013. These six tenants, in the aggregate, occupied approximately 229,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 50% of the rental income of the Partnership during the first quarter of 2002.

The 15% increase in occupancy from March 31, 2001 to March 31, 2002 at Carnegie Business Center I was due to leasing 9,726 square feet to a new tenant.

The 30% increase in occupancy from March 31, 2001 to March 31, 2002 at Palm Court Retail #1 was due to leasing 1,500 square feet to a new tenant.

Interest and other income decreased $47,000 for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, due to a lower average invested cash balance resulting from distributions to the General and Limited Partners in November 2001.

Expenses

Operating expenses increased $25,000, or 5%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to an increase in utility costs.

Interest expense decreased $137,000, or 36%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to the replacement of two higher rate loans with a line of credit with a lower variable rate in April 2001.

Depreciation and amortization decreased $7,000, or 2%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to the sale of the Two Vanderbilt property, offset by additions to real estate.

General and administrative expenses decreased $37,000, or 14%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to a decrease in investor service expenses related to the redemption of Partnership Units.

Net income from discontinued operations

Net income from discontinued operations totaled $5,192,000, which included $5,120,000 of gain on sale from the sale of the Two Vanderbilt property, and $72,000 of net operating income from the Two Vanderbilt property for the three months ended March 31, 2002. The increase in net operating income for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, was primarily due to an increase in rental income.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants remain whom the Partnership previously believed would not.

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that depreciated cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

The actual value of the Partnership’s portfolio of properties and land held for development could be significantly higher or lower than their carrying amounts.

Provision for income taxes

No provision for income taxes is included in the consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest, and rental income and loss recognition.

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

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

RANCON REALTY FUND IV, a California limited partnership

	By	Rancon Financial Corporation a California corporation, its General Partner

Date: May 14, 2002	By:	/s/ DANIEL L. STEPHENSON Daniel L. Stephenson, President

Date: May 14, 2002	By:	/s/ DANIEL L. STEPHENSON Daniel L. Stephenson, General Partner