Form 10-Q
period 2002-06-30
RANCON REALTY FUND IV
filed 2002-08-14
CIK 743870

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14207

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	33-0016355

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California	94402-1708

(Address of principal executive offices)	(Zip Code)

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

Yes  [X]  No  [   ]

Total number of units outstanding as of August 14, 2002: 73,751

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except unit amounts)
(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Investments in real estate:
Rental properties, gross	$42,050	$49,344
Accumulated depreciation	(13,420)	(17,117)

Rental properties, net	28,630	32,227
Land held for development	1,214	1,214

Total real estate investments	29,844	33,441
Cash and cash equivalents	5,292	1,462
Accounts receivable	54	150
Deferred financing costs and other fees, net of accumulated amortization of $1,907 and $2,121 at June 30, 2002 and December 31, 2001, respectively	996	1,123
Prepaid expenses and other assets	1,064	1,048

Total assets	$37,250	$37,224

Liabilities and Partners’ Equity
Liabilities:
Notes payable	$8,058	$12,342
Accounts payable and other liabilities	336	736

Total liabilities	8,394	13,078

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partners	(542)	(798)
Limited partners, 73,862 and 74,034 limited partnership units outstanding at June 30, 2002 and December 31, 2001, respectively	29,398	24,944

Total partners’ equity	28,856	24,146

Total liabilities and partners’ equity	$37,250	$37,224

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Rental income	$1,692	$1,598	$3,164	$2,989
Interest and other income	25	30	29	81

Total revenues	1,717	1,628	3,193	3,070

Expenses:
Operating	603	544	1,180	1,096
Interest expense	204	375	452	760
Depreciation and amortization	348	332	696	687
Expenses associated with undeveloped land	570	77	679	187
General and administrative	360	346	594	617

Total expenses	2,085	1,674	3,601	3,347

Loss from operations	(368)	(46)	(408)	(277)

Income (loss) from discontinued operations for all periods (including gain on sale of $5,120 in 2002)	(20)	135	5,172	156

Net income (loss)	$(388)	$89	$4,764	$(121)

Net income (loss) per limited partnership unit	$(5.16)	$1.19	$60.97	$(1.63)

Distributions per limited partnership unit:
From net income	$—	$—	$—	$—
Representing return of capital	—	—	—	—

Total distributions per limited partnership unit	$—	$—	$—	$—

Weighted average number of limited partnership units outstanding during each period used to compute net loss per limited partnership unit	73,897	74,262	73,944	74,314

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the six months ended June 30, 2002
(in thousands)
(Unaudited)

	General Partners	Limited Partners	Total

Balance at December 31, 2001	$(798)	$24,944	$24,146
Retirement of limited partnership units	—	(54)	(54)
Loss from operations	—	(408)	(408)
Income from discontinued operations	256	4,916	5,172

Balance at June 30, 2002	$(542)	$29,398	$28,856

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$4,764	$(121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(5,120)	—
Depreciation and amortization	772	866
Amortization of loan fees, included in interest expense	51	55
Changes in certain assets and liabilities:
Accounts receivable	96	71
Deferred financing costs and other fees	(22)	(295)
Prepaid expenses and other assets	(16)	(109)
Accounts payable and other liabilities	(400)	(488)

Net cash provided by (used for) operating activities	125	(21)

Cash flows from investing activities:
Net proceeds from sales of real estate	8,382	179
Net additions to real estate investments	(339)	(157)
Release of restricted cash	—	284

Net cash provided by investing activities	8,043	306

Cash flows from financing activities:
Notes payable principal payments	(4,284)	(3,128)
Retirement of limited partnership units	(54)	(103)
Distributions to General Partner	—	(58)

Net cash used for financing activities	(4,338)	(3,289)

Net increase (decrease) in cash and cash equivalents	3,830	(3,004)
Cash and cash equivalents at beginning of period	1,462	4,604

Cash and cash equivalents at end of period	$5,292	$1,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$419	$705

Non-cash activities resulting from refinancing of debt	$—	$7,200

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2002
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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $292 per Unit. In 2001, a total of 574 Units were redeemed. During the six months ended June 30, 2002, a total of 172 Units were repurchased. As of June 30, 2002, there were 73,862 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2002 and December 31, 2001, and the related consolidated statements of operations, partners’ equity and cash flows for the six months ended June 30, 2002 and 2001.

Allocation of Net Income and Net Loss

Allocation of profits and losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner’s capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero.

Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partners be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the limited partner’s original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income other than net income from operations for any period. Net loss other than net loss from operations shall be allocated 99% to the limited partners and 1% to the general partners.

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

June 30, 2002
(Unaudited)

January 1, 1998, the agreement was amended to eliminate GC’s responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations service. In October 2000, GC merged into Glenborough. The agreement expires upon the dissolution of the Partnership.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($350,000 and $338,000 as of June 30, 2002 and 2001); (ii) sales fees of 2% for improved properties and 4% for land ($175,000 and $8,000 as of June 30, 2002 and 2001); (iii) a refinancing fee of 1% ($200,000 as of June 30, 2001) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 was effective January 1, 2002 for the Partnership, and resulted in the presentation of sold real estate as discontinued operations for all periods.

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2002
(Unaudited)

extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for the Partnership. Management is currently assessing the impact of this new standard on the Partnership’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002.

Consolidation — In April 1996, the Partnership formed Rancon Realty Fund IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the general partner is Rancon Realty Fund IV, Inc. (“RRF IV, Inc.”), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All inter-company balances and transactions have been eliminated in the consolidation.

Rental Properties — Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2002
(Unaudited)

Fair Value of Financial Instruments — For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities, the carrying value of the Partnership’s notes payable approximates fair value.

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

The Partnership’s portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Partnership’s ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Partnership will obtain in the future will be equal to or greater than those obtained under existing contractual commitments

Sales of Real Estate — The Partnership recognizes sales of real estate when a contract is in place, a closing has taken place, the buyer’s investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the Property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of the disposal transaction and the Property will not have any significant continuing involvement in the operations of the Partnership after the disposal transaction.

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

Concentration Risk — One tenant represented 18 percent of rental income for the six months ended June 30, 2002. Two tenants represented 29 percent of rental income for the six months ended June 30, 2001.

Reference to 2001 audited consolidated financial statements — These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2001 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2002
(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

Land	$4,236	$4,679
Buildings	28,369	33,886
Leasehold and other improvements	9,445	10,779

	42,050	49,344
Less: accumulated depreciation	(13,420)	(17,117)

Total rental properties, net	$28,630	$32,227

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

At June 30, 2002, the Partnership’s rental properties included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at June 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

22.5 acres at Tri-City Corporate Centre, San Bernardino, CA	$1,214	$1,214

Note 4. NOTES PAYABLE

Notes payable as of June 30, 2002 and December 31, 2001 were as follows (in thousands):

	2002	2001

Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53	$5,920	$5,980
Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005	2,138	2,162
Line of credit with a total availability of $7.2 million secured by first deeds of trust on IRC building, Circuit City and TGI Friday’s with a variable interest rate of lender’s “Prime Rate”, monthly interest-only payments, and a maturity date of April 15, 2004. The balance of this line of credit was paid down in March 2002 (as discussed in Note 3 above)	—	4,200

Total notes payable	$8,058	$12,342

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2002
(Unaudited)

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

Other Matters — The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at June 30, 2002, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Accounting Pronouncements

During 2001, the Financial Accounting Standards Board (FASB) approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership’s consolidated financial position or results of operations other than to modify the presentation of the operating results of sold property to recognize such activity as “discontinued operations”. These new accounting standards are discussed in more detail in the notes to the accompanying consolidated financial statements.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2001 audited consolidated financial statements and the notes thereto.

At June 30, 2002, the Partnership had cash of $5,292,000. The remainder of the Partnership’s assets consist primarily of its net investments in real estate, totaling approximately $29,844,000 which includes $28,630,000 in rental properties and $1,214,000 of land held for development.

The Partnership’s primary liabilities at June 30, 2002 include notes payable, totaling approximately $8,058,000 which consist of two secured loans encumbering properties with an aggregate net book value of approximately $13,654,000 and with maturity dates ranging from January 1, 2005 to May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $53,000 and bear fixed interest at rates between 8.74% and 9%. A line of credit, which bears interest at lender’s Prime Rate, has no outstanding balance at June 30, 2002.

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

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at June 30, 2002, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash balance as of June 30, 2002, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the six months ended June 30, 2002, the Partnership’s cash provided by operating activities totaled $125,000.

The $96,000 decrease in accounts receivable at June 30, 2002, compared to December 31, 2001, was primarily due to the collection of tenant rents receivable.

The $22,000 increase in deferred financing costs and other fees at June 30, 2002, compared to December 31, 2001, was primarily due to lease commissions.paid for new and renewal leases

The $16,000 increase in prepaid expenses and other assets at June 30, 2002, compared to December 31, 2001, was primarily due to prepayment of the third quarter investor service fees.

The $400,000 decrease in accounts payable and other liabilities at June 30, 2002, compared to December 31, 2001, was primarily due to payments of accrued building operating expenses, interest and tax preparation fees, as well as the refund of security deposits related to the sale of the Two Vanderbilt property.

Investing Activities

During the six months ended June 30, 2002, the Partnership’s cash provided by investing activities totaled $8,043,000, which included $8,382,000 of net cash proceeds from the sale of the Two Vanderbilt property, and $339,000 of cash used primarily for tenant improvements at One Vanderbilt, Carnegie Business Center I and Palm Court Retail #2.

Financing Activities

During the six months ended June 30, 2002, the Partnership’s cash used for financing activities totaled $4,338,000, which consisted of $4,284,000 in principal payments on the line of credit and other notes payable and $54,000 paid to redeem 172 limited partnership units (“Units”).

Results of Operations

Revenues

Rental income increased $94,000, or 6%, and $175,000, or 6%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to an increase in occupancy at Carnegie Business Center I and Palm Court Retail #1, offset by a decrease in occupancy at Service Retail Center.

Occupancy rates at the Partnership’s Tri-City properties as of June 30, 2002 and 2001 were as follows:

	2002	2001

One Vanderbilt	89%	88%
Service Retail Center	93%	100%
Carnegie Business Center I	100%	82%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	60%
Palm Court Retail #2	100%	100%

As of June 30, 2002, tenants at Tri-City occupying substantial portions of leased rental space included: (i) CompUSA with a lease through August 2003; (ii) ITT Educational Services with a lease through December 2004; (iii) PetsMart with a lease through January 2009; (iv) Inland Regional Center with a lease through July 2009; (v) Office Max with a lease through October 2013; and (vi) Circuit City with a lease through January 2018. These six tenants, in the aggregate, occupied approximately 229,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 47% of the rental income of the Partnership during the second quarter of 2002.

The 7% decrease in occupancy from June 30, 2001 to June 30, 2002 at Service Retail Center was due to a 1,400 square foot tenant moving out upon its lease expiration.

The 18% increase in occupancy from June 30, 2001 to June 30, 2002 at Carnegie Business Center I was due to leasing 9,700 square feet to a new tenant, and an 1,800 square foot expansion for an existing tenant.

The 40% increase in occupancy from June 30, 2001 to June 30, 2002 at Palm Court Retail # 1 was due to leasing 2,000 square feet to a new tenant.

Interest and other income decreased $5,000 and $52,000 for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to a lower average invested cash balance resulting from distributions to General and Limited Partners in November 2001 and paydowns on the line of credit in April 2001 and March 2002.

Expenses

Operating expenses increased $59,000, or 11%, and $84,000, or 8%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to increases in utility costs and increases in occupancy at Carnegie Business Center I and Palm Court Retail #1, slightly offset by a decrease in occupancy at Service Retail Center.

Interest expense decreased $171,000, or 46%, and $308,000, or 41%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to the replacement of two higher rate loans with a line of credit with a lower variable rate in April 2001, and paydowns on the line of credit in April 2001 and March 2002.

Depreciation and amortization increased $16,000, or 5%, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, primarily due to additions to real estate.

Expenses associated with undeveloped land increased $493,000 and $492,000 for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to a bond payoff to the City of San Bernardino for the land parcels which was paid in the second quarter of 2002.

General and administrative expenses increased $14,000, or 4%, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, primarily due to an increase in asset management fees and in investor service expenses related to the redemption of Partnership Units in the second quarter. General and administrative expenses decreased $23,000, or 4%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, primarily due to a decrease in investor service expenses related to the redemption of Partnership Units in the first quarter, offset by an increase in asset management fees.

Income from discontinued operations

Income from discontinued operations totaled $5,172,000, which included $5,120,000 of gain on sale from the sale of the Two Vanderbilt property, and $20,000 of net operating loss and $52,000 of net operating income from the Two Vanderbilt property for the three and six months ended June 30, 2002.

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

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date

	2003	2004	2005	2006	Thereafter	Total	Fair value

	(in thousands)
Secured Fixed	$179	$197	$2,184	$5,498	$—	$8,058	$8,058
Average interest rate	8.82%	8.82%	8.98%	8.74%	—%	8.81%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at June 30, 2002.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

          None

          (b) Reports on Form 8-K (incorporated herein by reference).

On July 25, 2002, the Partnership filed a report on Form 8-K regarding changes in registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

By	Rancon Financial Corporation a California corporation, its General Partner

Date: August 14, 2002	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, President

Date: August 14, 2002	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, General Partner