Form 10-Q
period 2002-09-30
RANCON REALTY FUND IV
filed 2002-11-08
CIK 743870

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]    No [   ]

Total number of units outstanding as of November 8, 2002: 73,604

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except unit amounts)
(Unaudited)

	September 30,	December 31,
	2002	2001

Assets
Investments in real estate:
Rental properties, gross	$42,299	$49,344
Accumulated depreciation	(13,723)	(17,117)

Rental properties, net	28,576	32,227
Land held for development	1,214	1,214

Total real estate investments	29,790	33,441
Cash and cash equivalents	5,334	1,462
Accounts receivable	25	150
Deferred financing costs and other fees, net of accumulated amortization of $1,976 and $2,121 at September 30, 2002 and December 31, 2001, respectively	996	1,123
Prepaid expenses and other assets	1,106	1,048

Total assets	$37,251	$37,224

Liabilities and Partners’ Equity
Liabilities:
Notes payable	$8,015	$12,342
Accounts payable and other liabilities	517	736

Total liabilities	8,532	13,078

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partners	(542)	(798)
Limited partners, 73,662 and 74,034 limited partnership units outstanding at September 30, 2002 and December 31, 2001, respectively	29,261	24,944

Total partners’ equity	28,719	24,146

Total liabilities and partners’ equity	$37,251	$37,224

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental income	$1,517	$1,492	$4,681	$4,481
Interest and other income	25	9	54	90

Total revenues	1,542	1,501	4,735	4,571

Expenses
Operating	685	703	1,865	1,799
Interest expense	203	276	655	1,036
Depreciation and amortization	346	326	1,042	1,013
Expenses associated with undeveloped land	108	112	787	299
General and administrative	272	308	866	925

Total expenses	1,614	1,725	5,215	5,072

Loss from operations	$(72)	$(224)	$(480)	$(501)

Income from discontinued operations for all periods (including gain on sale of $5,120 in 2002)	—	44	5,172	200

Net income (loss)	$(72)	$(180)	$4,692	$(301)

Net income (loss) per limited partnership unit:
Operations	$(0.93)	$(3.01)	$(6.50)	$(6.74)
Discontinued operations	—	0.59	66.54	2.69

Total net income (loss) per limited partnership unit	$(0.93)	$(2.42)	$60.04	$(4.05)

Distributions per limited partnership unit:
From net income	$—	$—	$—	$—
Representing return of capital	—	—	—	—

Total distributions per limited partnership unit	$—	$—	$—	$—

Weighted average number of limited partnership units outstanding during each period used to compute net loss per limited partnership unit	73,749	74,190	73,879	74,272

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the nine months ended September 30, 2002
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2001	$(798)	$24,944	$24,146
Retirement of limited partnership units	—	(119)	(119)
Loss from operations	—	(480)	(480)
Income from discontinued operations	256	4,916	5,172

Balance at September 30, 2002	$(542)	$29,261	$28,719

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$4,692	$(301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(5,120)	—
Depreciation and amortization	1,118	1,290
Amortization of loan fees, included in interest expense	78	81
Changes in certain assets and liabilities:
Accounts receivable	125	41
Deferred financing costs and other fees	(92)	(323)
Prepaid expenses and other assets	(58)	(183)
Accounts payable and other liabilities	(219)	159

Net cash provided by operating activities	524	764

Cash flows from investing activities:
Net proceeds from sales of real estate	8,382	179
Net additions to real estate investments	(588)	(344)
Release of restricted cash	—	284

Net cash provided by investing activities	7,794	119

Cash flows from financing activities:
Notes payable principal payments	(4,327)	(3,168)
Retirement of limited partnership units	(119)	(137)
Distributions to General Partner	—	(58)

Net cash used for financing activities	(4,446)	(3,363)

Net increase (decrease) in cash and cash equivalents	3,872	(2,480)
Cash and cash equivalents at beginning of period	1,462	4,604

Cash and cash equivalents at end of period	$5,334	$2,124

Supplemental disclosure of cash flow information:
Cash paid for interest	$596	$955

Non-cash activities resulting from refinancing of debt	$—	$7,200

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV
A California Limited partnership

Notes to Consolidated Financial Statements

September 30, 2002
(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund IV, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The General Partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) hereinafter referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July 1987.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $292 per Unit. In 2001, a total of 574 Units were redeemed. During the nine months ended September 30, 2002, a total of 372 Units were repurchased. As of September 30, 2002, there were 73,662 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2002 and December 31, 2001, and the related consolidated statements of operations, partners’ equity and cash flows for the nine months ended September 30, 2002 and 2001.

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

September 30, 2002
(Unaudited)

January 1, 1998, the agreement was amended to eliminate GC’s responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations service. In October 2000, GC merged into Glenborough. The agreement expires upon the dissolution of the Partnership.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($525,000 and $507,000 as of September 30, 2002 and 2001); (ii) sales fees of 2% for improved properties and 4% for land ($175,000 and $8,000 as of September 30, 2002 and 2001); (iii) a refinancing fee of 1% ($200,000 as of September 30, 2001) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met.

RANCON REALTY FUND IV
A California Limited partnership

Notes to Consolidated Financial Statements

September 30, 2002
(Unaudited)

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

September 30, 2002
(Unaudited)

Deferred Financing Costs and Other Fees — Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

Revenues

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants pay rent whom the Partnership previously estimated would not.

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

Concentration Risk — One tenant represented 20 percent of rental income for the nine months ended September 30, 2002. Two tenants represented 35 percent of rental income for the nine months ended September 30, 2001.

Reference to 2001 audited consolidated financial statements — These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2001

RANCON REALTY FUND IV
A California Limited partnership

Notes to Consolidated Financial Statements

September 30, 2002
(Unaudited)

audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at September 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

Land	$4,236	$4,679
Buildings	28,369	33,886
Leasehold and other improvements	9,694	10,779

	42,299	49,344
Less: accumulated depreciation	(13,723)	(17,117)

Total rental properties, net	$28,576	$32,227

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

At September 30, 2002, the Partnership’s rental properties included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at September 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

22.5 acres at Tri-City Corporate Centre, San Bernardino, CA	$1,214	$1,214

Note 4. NOTES PAYABLE

Notes payable as of September 30, 2002 and December 31, 2001 were as follows (in thousands):

	2002	2001

Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53.	$5,889	$5,980

Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005.	2,126	2,162

Line of credit with a total availability of $7.2 million secured by first deeds of trust on IRC building, Circuit City and TGI Friday’s with a variable interest rate of lender’s “Prime Rate”, monthly interest-only payments, and a maturity date of April 15, 2004. The balance of this line of credit was paid down in March 2002 (as discussed in Note 3 above).	—	4,200

Total notes payable	$8,015	$12,342

RANCON REALTY FUND IV
A California Limited partnership

Notes to Consolidated Financial Statements

September 30, 2002
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

Other Matters — The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at September 30, 2002, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Accounting Pronouncements

During 2001, the Financial Accounting Standards Board (FASB) approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership’s consolidated financial position or results of operations other than to modify the presentation of the operating results of sold properties to recognize such activity as “discontinued operations”. These new accounting standards are discussed in more detail in the notes to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the Partnership’s December 31, 2001 audited consolidated financial statements and the notes thereto.

At September 30, 2002, the Partnership had cash of $5,334,000. The remainder of the Partnership’s assets consist primarily of its net investments in real estate, totaling approximately $29,790,000, which includes $28,576,000 in rental properties and $1,214,000 of land held for development.

The Partnership’s primary liabilities at September 30, 2002 include notes payable, totaling approximately $8,015,000 which consist of two secured loans encumbering properties with an aggregate net book value of approximately $13,667,000 and with maturity dates ranging from January 1, 2005 to May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $53,000 and bear fixed interest at rates between 8.74% and 9%. A line of credit, which bears interest at lender’s Prime Rate, has no outstanding balance at September 30, 2002.

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

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at September 30, 2002, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in the development of properties or distribution to the partners.

Management believes that the Partnership’s cash balance as of September 30, 2002, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the nine months ended September 30, 2002, the Partnership’s cash provided by operating activities totaled $524,000.

The $125,000 decrease in accounts receivable at September 30, 2002, compared to December 31, 2001, was primarily due to the collection of tenant rents.

The $92,000 increase in deferred financing costs and other fees at September 30, 2002, compared to December 31, 2001 was primarily due to lease commissions paid for new and renewal leases.

The $58,000 increase in prepaid expenses and other assets at September 30, 2002, compared to December 31, 2001, was primarily due to an increase in the mortgage impound accounts.

The $219,000 decrease in accounts payable and other liabilities at September 30, 2002, compared to December 31, 2001, was primarily due to payments of accrued building operating expenses, and the refund of security deposits related to the sale of the Two Vanderbilt property, partially offset by an increase in accrued property taxes.

Investing Activities

During the nine months ended September 30, 2002, the Partnership’s cash provided by investing activities totaled $7,794,000, which included $8,382,000 of net cash proceeds from the sale of the Two Vanderbilt property, offset by $588,000 of cash used primarily for tenant improvements at One Vanderbilt and Carnegie Business Center I.

Financing Activities

During the nine months ended September 30, 2002, the Partnership’s cash used for financing activities totaled $4,446,000, which consisted of $4,327,000 in principal payments on notes payable and line of credit, and $119,000 paid to redeem 372 limited partnership units (“Units”).

Results of Operations

Revenues

Rental income increased $25,000, or 2%, and $200,000, or 4%, during the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to increases in weighted average occupancies at Carnegie Business Center I and Palm Court Retail #1, and a rent step-up at Inland Regional Center in July 2001.

Occupancy rates at the Partnership’s Tri-City Properties were as follows:

	September 30,

	2002	2001

One Vanderbilt	99%	89%
Service Retail Center	93%	93%
Carnegie Business Center I	100%	97%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	60%
Palm Court Retail #2	100%	100%

Total weighted average occupancy	96%	93%

As of September 30, 2002, tenants at Tri-City occupying substantial portions of leased rental space included: (i) CompUSA with a lease through August 2003; (ii) ITT Educational Services with a lease through December 2004; (iii) PetsMart with a lease through January 2009; (iv) Inland Regional Center with a lease through July 2009; (v) The University of Phoenix, Inc. with a lease through August 31, 2009; (vi) Office Max with a lease through October 2013; and (vii) Circuit City with a lease through January 2018. These seven tenants, in the aggregate, occupied approximately 254,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 64% of the rental income of the Partnership during the third quarter of 2002.

The 10% increase in occupancy from September 30, 2001 to September 30, 2002 at One Vanderbilt was due to an existing tenant that expanded by 6,694 square feet in the 3rd quarter of 2002.

The 40% increase in occupancy from September 30, 2001 to September 30, 2002 at Palm Court Retail # 1 was due to the leasing of 2,000 square feet to a new tenant in the 3rd quarter of 2002.

Interest and other income increased $16,000 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively, primarily due to a higher average invested cash balance resulting from the sale of the Two Vanderbilt property. Interest and other income decreased $36,000 for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, respectively, primarily due to a lower average invested cash balance as a result of distributions made to the General and Limited Partners in November 2001 and paydowns on the line of credit in April 2001 and March 2002, as well as decreases in interest rates, offset by investment of sales proceeds from the Two Vanderbilt property.

Expenses

Operating expenses decreased $18,000, or 3%, for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, primarily due to legal costs incurred in 2001 related to a property tax dispute and settlement with a tenant, offset by an increase in utility costs. Operating expenses increased $66,000, or 4%, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, primarily due to an increase in utility costs, and increases in occupancy at One Vanderbilt and Palm Court Retail #1, partially offset by a decrease in legal costs.

Interest expense decreased $73,000, or 26%, and $381,000, or 37%, for the three and nine months ended September 20, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to the replacement of two higher rate loans with a line of credit with a lower variable interest rate in April 2001, and paydowns on the line of credit in April 2001 and March 2002.

Depreciation and amortization increased $20,000, or 6%, and $29,000, or 3%, for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to additions to real estate.

Expenses associated with undeveloped land increased $488,000 for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, primarily due to a bond payoff to the City of San Bernardino for the land parcels, which was paid in the second quarter of 2002.

General and administrative expenses decreased $36,000, or 12%, and $59,000, or 6%, for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to a decrease in investor relation service expenses related to the redemption of Partnership Units, offset by an increase in asset management fees.

Income from discontinued operations

Income from discontinued operations totaled $5,172,000, which included $5,120,000 of gain on sale from the sale of the Two Vanderbilt property, and $52,000 of net operating income from the Two Vanderbilt property for the nine months ended September 30, 2002.

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date

							Fair
	2003	2004	2005	2006	Thereafter	Total	value

	(in thousands)
Secured Fixed Rate Debt	$184	$200	$2,172	$5,459	—	$8,015	$8,015
Average interest rate	8.82%	8.82%	8.98%	8.74%	—	8.81%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at September 30, 2002.

Item 4. Controls and procedures

(a)  Evaluation of disclosure controls and procedures. The Partnership’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Partnership’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to him by others within those entities.

(b)  Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

RANCON REALTY FUND IV, a California limited partnership

By:	Rancon Financial Corporation a California corporation, its General Partner

Date: November 8, 2002	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, President

Date: November 8, 2002	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, General Partner

I, DANIEL L. STEPHENSON, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RANCON REALTY FUND IV;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson
President, and General Partner of
Rancon Financial Corporation