Form 10-K
period 2002-12-31
RANCON REALTY FUND IV
filed 2003-03-28
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2002

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

Partnership’s telephone number, including area code (650) 343-9300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits: the index of exhibits is contained in Part IV herein on page number 16.

Part I

Item 1.          Business

Rancon Realty Fund IV, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partner of the Partnership are Daniel L. Stephenson and Rancon Financial Corp. (“RFC”) hereinafter referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership has no employees.

The Partnership’s initial acquisition of property between December 1984 to August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed twelve projects at Tri-City consisting of three office projects, one industrial property, and eight commercial properties. In 2002, one office building was sold. The Partnership’s properties are more fully described in Item 2.

As of December 31, 2002, the Partnership owned eleven rental properties and approximately 22.5 acres of unimproved land (“Tri-City Properties”) in the Tri-City master-planned development in San Bernardino, California.

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $292 per Unit. In 2001, a total of 574 Units were redeemed at an average price of $299. In 2002, a total of 2,488 Units were redeemed at an average price of $334. As of December 31, 2002, there were 71,546 Units outstanding.

Competition Within the Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership’s properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership’s properties are competitive with comparable properties as to those factors within the Partnership’s control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership’s practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies.

Other Factors

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. During 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB” - the state agency with regulatory jurisdiction over the closure and monitoring of landfills) determined that the City was primarily responsible for the landfill. Since that time the Partnership entered into a Limited Access Easement Agreement with the City to perform testing and monitoring. The City has developed a work plan approved by the SARWQCB, which includes a landfill cover system to be implemented in 2003.

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

Tri-City Properties

The Partnership’s improved properties in the Tri-City Corporate Centre are as follows:

Property	Type	Square Feet

One Vanderbilt	Four story office building	73,730
Carnegie Business Center I	Two R&D buildings	62,539
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four strip center retail buildings	66,265
Inland Regional Center	Two story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Office Max	Retail building	23,500
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,054
Palm Court Retail #2	Retail building	7,433

These eleven operating properties total approximately 395,000 square feet and offer a wide range of retail, commercial, R&D and office products to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12 million square feet of office space and an overall vacancy rate of approximately 12% as of December 31, 2002, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 2002, the Partnership has approximately 155,000 square feet of office space with an average vacancy rate of 0.75%, approximately 178,000 square feet of retail space with an average vacancy rate of 0.8%, and approximately 62,000 square feet of R & D space with no vacancy.

Occupancy levels for the Partnership’s Tri-City buildings for each of the five years ended December 31, 2002, expressed as a percentage of the total net rentable square feet were as follows:

	2002	2001	2000	1999	1998

One Vanderbilt	98%	76%	88%	88%	91%
Two Vanderbilt	N/A	100%	100%	100%	100%
Carnegie Business Center I	100%	97%	85%	77%	78%
Service Retail Center	93%	93%	100%	100%	95%
Promotional Retail Center	100%	100%	100%	100%	98%
Inland Regional Center	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Office Max	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1 (commenced September 2000)	100%	60%	30%	N/A	N/A
Palm Court Retail #2 (commenced January 2001)	100%	100%	N/A	N/A	N/A
Weighted average occupancy	99%	95%	95%	95%	95%

In 2002, management renewed eight leases totaling 36,139 square feet, expanded three existing tenants by 16,476 square feet, and executed two new leases totaling 4,214 square feet. During 2003, there are nine leases totaling 56,350 square feet that are due to expire. Three tenants with 6,530 total square feet of space have extended their leases. One tenant with 3,910 square feet has indicated that it will vacate upon expiration of its lease. The remaining four tenants occupying 45,910 total square feet of space have not yet indicated whether they plan to renew their leases or vacate the premises in 2003. Management, along with independent leasing brokers, is aggressively marketing the space.

The annual effective rents per square foot for each of the five years ended December 31, 2002 were as follows:

	2002	2001	2000	1999	1998

One Vanderbilt	$17.43	$18.18	$18.51	$17.88	$17.38
Carnegie Business Center I	$11.65	$11.31	$10.49	$10.59	$10.33
Service Retail Center	$17.45	$17.03	$16.54	$16.34	$16.08
Promotional Retail Center	$11.03	$11.00	$10.74	$10.72	$10.41
Inland Regional Center	$15.30	$15.30	$14.43	$14.43	$13.62
TGI Friday’s	$19.18	$19.18	$19.18	$19.18	$19.18
Circuit City	$13.38	$13.38	$13.38	$13.38	$13.38
Office Max	$11.75	$11.75	$11.75	$11.75	$11.75
Mimi’s Café	$13.17	$13.17	$13.17	$13.17	$13.17
Palm Court Retail #1 (commenced September 2000)	$21.87	$23.25	$23.00	N/A	N/A
Palm Court Retail #2 (commenced January 2001)	$22.87	$22.20	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

At December 31, 2002, the Partnership’s annual rental rates ranged from $15.24 to $21.24 per square foot for office space; $9.96 to $24.48 per square foot for retail space; and $10.56 to $12.36 per square foot for R&D space.

The Partnership’s Tri-City properties had the following tenants which occupied a significant portion of the net rentable square footage as of December 31, 2002:

		ITT		Inland
	Comp	Educational		Regional
Tenant	USA	Center	PetsMart	Center

Building	Promotional	Carnegie	Promotional	Inland
	Retail Center	Business Center I	Retail Center	Regional Center
Nature of Business	Computer Retail	Educational Services	Pet Retail	Social Services
Lease Term	10 years	12 years	15 years	13 years
Expiration Date	8/31/03	12/31/04	1/10/09	7/16/09
Square Feet	23,000	37,607	25,015	81,079
% of rentable total	5%	8%	5%	12%
Annual Rent	$228,000	$440,000	$262,000	$1,240,000
Future Rent Increases	10% in 2003	3% annually	5% in 2004	6% every 2.5 years
Renewal Options	Three 5-year options	One 5-year option	One 5-year option	Four 5-year options

[Additional columns below]

[Continued from above table, first column(s) repeated]

The
	University of	Office
Tenant	Phoenix, Inc.	Max	Circuit City

Building	One Vanderbilt	Office Max	Circuit City
Nature of Business	Education facility	Supplies Retail	Electronics Retail
Lease Term	10 years	15 years	20 years
Expiration Date	8/31/09	10/31/13	1/13/18
Square Feet	24,719	23,500	39,123
% of rentable total	6%	5%	8%
Annual Rent	$297,000	$276,000	$523,000
Future Rent Increases	3% annually	5% in 2003	lesser of 10% or 5 yr. CPI every 5-years during lease term
Renewal Options	N/A	Four 5-year options	Four 5-year options

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust as of December 31, 2002:

		Service Retail Center,	IRC building,
		Carnegie Business Center,	Circuit City,
Security	One Vanderbilt	Promotional Retail Center	TGI Friday's

Principal balance at 12/31/02	$2,113,000	$5,857,000	$—
Interest Rate	9%	8.74%	Prime rate
Monthly payment	$20,141	$53,413	$—
Maturity date	1/1/05	5/1/06	4/15/04

Tri-City Land

22.5 acres of the Tri-City land owned by the Partnership remains undeveloped. The Partnership’s intention has been to develop parcels of this land on a build-to-suit basis, as tenants become available.

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. During 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB” - the state agency with regulatory jurisdiction over the closure and monitoring of landfills) determined that the City was primarily responsible for the landfill. Since that time the Partnership entered into a Limited Access Easement Agreement with the City to perform testing and monitoring. The City has developed a work plan approved by the SARWQCB, which includes a landfill cover system to be implemented in 2003.

Item 3.          Legal Proceedings

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.          Market for Partnership’s Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2002, there were 9,090 holders of Partnership Units.

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

In 2002, the Partnership distributed $971,000 and $10,000 to the Limited Partners and General Partner from the proceeds of the sale of the Two Vanderbilt property as discussed below, respectively.

In 2001, the Partnership distributed $852,000 and $95,000 to the Limited Partners and General Partner from operations, respectively.

Item 6.          Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2002 (in thousands, except per Unit data):

	2002	2001	2000	1999	1998

Rental income	$6,362	$6,058	$5,774	$5,450	$5,490
Gain (loss) on sale of real estate	$––	$––	$(23)	$253	$5,457
Provision for impairment of real estate investments	$––	$––	$(40)	$––	$2,864
Income (loss ) from continuing operations	$(360)	$(543)	$(675)	$(794)	$1,570
Income from discontinued operations	$5,172	$271	$323	$333	$334
Net income (loss )	$4,812	$(272)	$(352)	$(461)	$1,904
Net income (loss) allocable to Limited Partners	$4,556	$(272)	$(352)	$(474)	$1,631
Net income (loss) per Unit	$61.87	$(3.66)	$(4.60)	$(6.18)	$21.22
Total assets	$35,498	$37,224	$41,852	$43,769	$45,509
Long-term obligations	$7,970	$12,342	$15,551	$15,834	$16,005
Cash distributions per Unit	$13.20	$11.50	$10.00	$10.00	$51.54

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership’s consolidated financial position or results of operations. These new accounting standards are as follows:

In June 2001, the FASB approved for issuance SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position or results of operations.

In May 2002, the FASB approved for issuance SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS 145 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position and results of operations.

In November 2002, the FASB approved for issuance FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership does not provide for any guarantees, therefore, the pronouncement is not expected to have any impact on the Partnership’s financial position or results of operations.

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. Management is currently assessing the impact of this interpretation on the Partnership’s consolidated financial position and results of operations. The disclosures provided reflect management’s understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Partnership’s various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the financial statements and the notes thereto as listed in Item 15 of Part IV.

At December 31, 2002, the Partnership had cash of $3,764,000. The remainder of the Partnership’s assets consisted primarily of its net investments in real estate, totaling approximately $29,520,000 at December 31, 2002, which included $28,306,000 of rental properties and $1,214,000 of land held for development.

The Partnership’s primary liabilities at December 31, 2002 included notes payable, totaling approximately $7,970,000 which consisted of two secured loans encumbering properties with an aggregate net book value of approximately $13,523,000 and with maturity dates ranging from January 1, 2005 to May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $53,000 and bear fixed interest at rates between 8.74% and 9%. A $7,200,000 line of credit, which bears interest at the lender’s Prime Rate, has no outstanding balance at December 31, 2002.

On March 20, 2002, the Partnership sold the Two Vanderbilt property to an anchor tenant, Inland Empire Health Plan, who occupied 78% of the property for a sales price of $8,750,000. The sale generated net proceeds of approximately $8,382,000 and a gain on sale of approximately $5,120,000. The Partnership made a pay down on the line of credit of $4,200,000 from the sales proceeds and was initially added to its cash reserves. $981,000 of these sales proceeds were distributed to the Partners in 2002.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2002, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental properties. Other sources of funds may include permanent financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Management believes that the Partnership’s cash balance as of December 31, 2002, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2002, the Partnership’s cash provided by operating activities totaled $797,000.

The $96,000 increase in accounts receivable at December 31, 2002, compared to December 31, 2001, was primarily due to an accrual for reimbursement from the reserve impound accounts for tenant improvements paid for previously by the Partnership at Carnegie Business Center II, Promotional Retail Center and Service Retail Center.

The $146,000 increase in deferred costs at December 31, 2002, compared to December 31, 2001, was primarily due to lease commissions paid for new and renewal leases.

The $57,000 decrease in prepaid expenses and other assets at December 31, 2002, compared to December 31, 2001, was primarily due to a decrease in the reserve impound account at Carnegie Business Center II, Promotional Retail Center and Service Retail Center.

The $276,000 decrease in accounts payable and other liabilities at December 31, 2002, compared to December 31, 2001, was primarily due to the refund of security deposits related to the sale of the Two Vanderbilt property, offset by accruals for building operating expenses and audit and tax preparation fees.

Investing Activities

During the year ended December 31, 2002, the Partnership’s cash provided by investing activities totaled $7,767,000, which included $8,382,000 of net cash proceeds from the sale of the Two Vanderbilt property, offset by $615,000 of cash primarily used for tenant improvements at One Vanderbilt and Carnegie Business Center I.

Financing Activities

During the year ended December 31, 2002, the Partnership’s cash used for financing activities totaled $6,262,000, which consisted of $4,372,000 in principal payments on notes payable and the line of credit, $981,000 of distributions to the partners, and $909,000 paid to redeem 2,488 limited partnership units (“Units”).

RESULTS OF OPERATIONS

2002 versus 2001

Revenue

Rental income for the year ended December 31, 2002 increased $304,000, or 5%, compared to the year ended December 31, 2001, primarily due to increases in occupancies at One Vanderbilt, Carnegie Business Center I and Palm Court Retail #1.

Occupancy rates at the Partnership’s Tri-City properties at the end of each of the five years ended December 31, 2002 were as follows:

	2002	2001	2000	1999	1998

One Vanderbilt	99%	76%	88%	88%	91%
Two Vanderbilt	N/A	100%	100%	100%	100%
Carnegie Business Center I	100%	97%	85%	77%	78%
Service Retail Center	93%	93%	100%	100%	95%
Promotional Retail Center	100%	100%	100%	100%	98%
Inland Regional Center	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Office Max	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1 (commenced September 2000)	100%	60%	30%	N/A	N/A
Palm Court Retail #2 (commenced January 2001)	100%	100%	N/A	N/A	N/A
Weighted average occupancy	99%	95%	95%	95%	95%

In 2002, tenants at Tri-City occupying substantial portions of leased rental space included: (i) CompUSA with a lease through August 2003; (ii) ITT Educational Services with a lease through December 2004; (iii) PetsMart with a lease through January 2009; (iv) Inland Regional Center with a lease through July 2009; (v) The University of Phoenix, Inc. with a lease through August 2009; (vi) Office Max with a lease through October 2013; and (vii) Circuit City with a lease through January 2018. These seven tenants, in the aggregate, occupied approximately 254,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 60% of the rental income of the Partnership in 2002.

The 23% increase in occupancy from December 31, 2001 to December 31, 2002 at One Vanderbilt was primarily due to the expansion of two existing tenants into approximately 16,700 square feet of vacant space.

The 40% increase in occupancy from December 31, 2001 to December 31, 2002 at Palm Court Retail #1 was primarily due to the leasing of 2,000 square feet to one new tenant.

Interest and other income for the year ended December 31, 2002 decreased $27,000 from the year ended December 31, 2001, primarily due to a lower average invested cash balance resulting from distributions to the partners in 2001, and decreases in interest rates.

Expenses

Operating expenses increased $80,000, or 3%, for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to increases in occupancies at One Vanderbilt and Palm Court Retail #1, and an increase in utility costs.

Interest expense decreased $442,000, or 34%, for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to the replacement of two higher rate loans with a line of credit with a lower variable interest rate in April 2001, and paydowns on the line of credit in April 2001 and March 2002.

Depreciation and amortization increased $46,000, or 3%, for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to additions to real estate.

Expenses associated with undeveloped land increased $416,000 during the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to the early payoff of an annual assessment levied by the City of San Bernardino. The City of San Bernardino issued bonds which were used to fund land infrastructure costs. The Partnership benefited from these improvements and was responsible for a portion of the annual bond service costs. In 2002, the bond was repaid by the City of San Bernardino at a discount which required the Partnership to incur a larger expense in 2002.

2001 versus 2000

Revenue

Rental income for the year ended December 31, 2001 increased $284,000, compared to the year ended December 31, 2000, primarily due to the lease-up of Palm Court Retail #2.

Occupancy rates at the Partnership’s Tri-City properties at the end of each of the five years ended December 31, 2001 were as follows:

	2001	2000	1999	1998	1997

One Vanderbilt	76%	88%	88%	91%	80%
Two Vanderbilt	100%	100%	100%	100%	93%
Carnegie Business Center I	97%	85%	77%	78%	69%
Service Retail Center	93%	100%	100%	95%	100%
Promotional Retail Center	100%	100%	100%	98%	97%
Inland Regional Center	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Office Max (commenced October 1998)	100%	100%	100%	100%	N/A
Mimi’s Café (commenced December 1998)	100%	100%	100%	100%	N/A
Palm Court Retail #1 (commenced September 2000)	60%	30%	N/A	N/A	N/A
Palm Court Retail #2 (commenced January 2001)	100%	N/A	N/A	N/A	N/A
Weighted average occupancy	95%	95%	95%	95%	90%

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

The 12% increase in occupancy from December 31, 2000 to December 31, 2001 at Carnegie Business Center I was primarily due to leasing 9,726 square feet of office space to one new tenant.

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

Expenses

Operating expenses increased $246,000, or 11%, for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to an increase in utility costs, as well as the commencement of operations at Palm Court Retail #1 and #2.

Interest expense decreased $181,000, or 12%, for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to the replacement of two higher rate loans with a line of credit with a lower variable rate in April 2001.

Depreciation and amortization varied slightly for the year ended December 31, 2001, compared to the year ended December 31, 2000.

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

Expenses associated with undeveloped land decreased $56,000, or 12%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to a decrease in association dues for Palm Court Pad #1 and #2 after the completion of construction.

General and administrative expenses increased $138,000, or 13%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to an increase in investor service expenses for the redemption program and an increase in asset management fees in accordance with the Management Agreement.

The proposed dissolution costs of $73,000 in 2000 consisted of expenses incurred related to the Partnership’s plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

CRITICAL ACCOUNTING POLICIES

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

Item 7A.          Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date

							Fair
	2003	2004	2005	2006	Thereafter	Total	value

	(in thousands)
Secured Fixed	$188	$205	$2,160	$5,417	––	$7,970	$7,970
Average interest rate	8.82%	8.82%	8.98%	8.74%	––	8.81%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate the carrying value at December 31, 2002.

Item 8.          Financial Statements and Supplementary Data

For information with respect to this Item 8, see Financial Statements and Schedules as listed in Item 15.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 18, 2002, the General Partner of the Rancon Realty Fund IV, a California Limited Partnership (“the Partnership”), engaged KPMG LLP (“KPMG”) to serve as the Partnership’s independent public accountants for the fiscal year ending December 31, 2002, to replace Arthur Andersen LLP (“Arthur Andersen”), the Partnership’s former independent public accountants.

Arthur Andersen’s reports on the Partnership’s consolidated financial statements for each of the fiscal years ended December 31,

2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen’s report on the Partnership’s consolidated financial statements for the fiscal year ended December 31, 2001 was issued on an unqualified basis in conjunction with the publication of the Partnership’s Annual Report on Form 10-K.

During the fiscal years ended December 31, 2001 and 2000 and through July 18, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Partnership’s consolidated financial statements for such fiscal years; and there were no reportable events as defined in Item 304(a) (1) (v) of Regulation S-K.

Pursuant to Item 304 (a) (3) of Regulation S-K, the Partnership is required to provide Arthur Andersen with a copy of the foregoing disclosures and to file as an exhibit a letter from Arthur Andersen stating whether it agrees with the statements made in this Item. The Partnership provided Arthur Andersen with a copy of the foregoing disclosures. Arthur Andersen advised the Partnership that it has ceased furnishing such letters. Item 304T (b) (2) of Regulation S-K provides that if an issuer cannot obtain such a letter after reasonable efforts, compliance with Item 304 (a) (3) is not required. After reasonable efforts, the Partnership was not able to obtain such a letter; accordingly, no such letter has been filed herewith.

During the fiscal years ended December 31, 2001 and 2000 and through July 18, 2002, the Partnership did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s consolidated financial statements, or any other matter that was the subject of a disagreement or a reportable event as set forth in Items 304(a) (2) (i) and (ii) of Regulation S-K.

Part III

Item 10.          Directors and Executive Officers of the Partnership

Daniel Lee Stephenson and Rancon Financial Corporation (“RFC”) are the General Partners of the Partnership. The executive officer and director of RFC is Daniel L. Stephenson who is Director, President, Chief Executive Officer and Chief Financial Officer.

Mr. Stephenson, age 59, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Item 13.          Certain Relationships and Related Transactions

During the year ended December 31, 2002, the Partnership did not incur any expenses or costs reimbursable to RFC, Mr. Stephenson or any other affiliate of the Partnership.

Item 14.          Controls and procedures

(a)  Evaluation of disclosure controls and procedures. The General Partner’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Partnership’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, has concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to him by others within those entities.

(b)  Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

(1)	Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Partners’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002 and Notes thereto

(3)	Exhibits:

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

		By:	Rancon Financial Corporation a California corporation its General Partner

Date:	March 28, 2003		By:	/s/ DANIEL L. STEPHENSON Daniel L. Stephenson, President

Date:	March 28, 2003	By:	/s/ DANIEL L. STEPHENSON Daniel L. Stephenson, General Partner

INDEX TO FINANCIAL STATEMENTS
AND SCHEDULE

Page

Independent Auditors’ Report	17
Consolidated Balance Sheets as of December 31, 2002 and 2001	18
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	19
Consolidated Statements of Partners’ Equity for the years ended December 31, 2002, 2001 and 2000	20
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	21
Notes to Consolidated Financial Statements	22-30
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002 and Notes thereto	31-32

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Independent Auditors’ Report

The General Partners
RANCON REALTY FUND IV, a California Limited Partnership:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

San Francisco, California
February 7, 2003

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands, except units outstanding)

	2002	2001

Assets
Investments in real estate:
Rental properties, gross	$42,330	$49,344
Accumulated depreciation	(14,024)	(17,117)

Rental properties, net	28,306	32,227
Land held for development	1,214	1,214

Total investments in real estate	29,520	33,441
Cash and cash equivalents	3,764	1,462
Accounts receivable	246	150
Deferred costs, net of accumulated amortization of $2,045 and $2,121at December 31, 2002 and 2001, respectively	977	1,123
Prepaid expenses and other assets	991	1,048

Total assets	$35,498	$37,224

Liabilities and Partners’ Equity
Liabilities:
Notes payable	$7,970	$12,342
Accounts payable and other liabilities	460	736

Total liabilities	8,430	13,078

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General Partners	(552)	(798)
Limited partners, 71,546 and 74,034 limited partnership units outstanding at December 31, 2002 and 2001, respectively	27,620	24,944

Total partners’ equity	27,068	24,146

Total liabilities and partners’ equity	$35,498	$37,224

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Operations
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except per unit amounts and units outstanding)

	2002	2001	2000

Revenue
Rental income	$6,362	$6,058	$5,774
Interest and other income	74	101	267

Total revenue	6,436	6,159	6,041

Expenses:
Operating	2,499	2,419	2,173
Interest expense	856	1,298	1,479
Depreciation and amortization	1,387	1,341	1,366
Expenses associated with undeveloped land	827	411	467
General and administrative	1,227	1,233	1,095
Provision for impairment of investments in real estate	––	––	40
Loss on sales of land	––	––	23
Proposed dissolution costs	––	––	73

Total expenses	6,796	6,702	6,716

Loss from continuing operations	(360)	(543)	(675)

Income from discontinued operations (including gain on sale of real estate of $5,120 in 2002)	5,172	271	323

Net income (loss)	$4,812	$(272)	$(352)

Basic and diluted net income (loss) per limited partnership unit:
Continuing operations	$(4.89)	$(7.32)	$(8.82)
Discontinued operations	66.76	3.66	4.22

Total basic and diluted net income (loss) per limited partnership unit	$61.87	$(3.66)	$(4.60)

Distributions per limited partnership unit:
From net income	$––	$––	$––
Representing return of capital	13.20	11.50	10.00

Total distributions per limited partnership unit	$13.20	$11.50	$10.00

Weighted average number of limited partnership units outstanding during each year	73,641	74,229	76,546

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Partners’ Equity
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 1999	$(645)	$27,991	$27,346
Retirement of limited partnership units	—	(634)	(634)
Net loss	––	(352)	(352)
Distributions	(58)	(767)	(825)

Balance at December 31, 2000	(703)	26,238	25,535
Retirement of limited partnership units	—	(170)	(170)
Net loss	––	(272)	(272)
Distributions	(95)	(852)	(947)

Balance at December 31, 2001	(798)	24,944	24,146
Retirement of limited partnership units	—	(909)	(909)
Net income	256	4,556	4,812
Distributions	(10)	(971)	(981)

Balance at December 31, 2002	$(552)	$27,620	$27,068

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$4,812	$(272)	$(352)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (gain) loss on sales of real estate and land	(5,120)	––	23
Depreciation and amortization (including discontinued operations)	1,464	1,709	1,689
Amortization of loan fees, included in interest expense (including discontinued operations) interest expense	102	105	105
Provision for impairment of investments in real estate	––	––	40
Changes in certain assets and liabilities:
Accounts receivable	(96)	41	54
Deferred costs	(146)	(322)	(169)
Prepaid expenses and other assets	57	(73)	––
Accounts payable and other liabilities	(276)	28	119

Net cash provided by operating activities	797	1,216	1,509

Cash flows from investing activities:
Net proceeds from sales of real estate	8,382	179	290
Net additions to real estate investments	(615)	(437)	(1,629)
Decrease (increase) in restricted cash	––	284	(15)

Net cash provided by (used for) investing activities	7,767	26	(1,354)

Cash flows from financing activities:
Notes payable principal payments	(4,372)	(10,409)	(283)
Proceeds from Line of Credit	––	7,200	––
Distributions to partners	(981)	(1,005)	(767)
Retirement of limited partnership units	(909)	(170)	(634)

Net cash used for financing activities	(6,262)	(4,384)	(1,684)

Net increase (decrease) in cash and cash equivalents	2,302	(3,142)	(1,529)
Cash and cash equivalents at beginning of year	1,462	4,604	6,133

Cash and cash equivalents at end of year	$3,764	$1,462	$4,604

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding capitalized interest)	$773	$1,193	$1,463

Interest capitalized	$––	$––	$89

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1.          ORGANIZATION

Rancon Realty Fund IV, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corp. (“RFC”) hereinafter referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership has no employees.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $292 per Unit. In 2001, a total of 574 Units were redeemed at an average price of $299. In 2002, a total of 2,488 Units were redeemed at an average price of $334. As of December 31, 2002, there were 71,546 Units outstanding.

Allocation of Net Income and Net Loss

Allocations of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the General Partner. Net losses from operations are allocated 99% to the limited partners and 1% to the General Partner until such time as a partner’s capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero.

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

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determine in their absolute discretion that it is in the best interests of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

All excess cash from operations shall be distributed 90 percent to the limited partners and 10 percent to the General Partner.

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1 percent to the General Partner and 99 percent to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement)for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each Unit is reduced to zero; (ii) second, 1 percent to the General Partner and 99 percent to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners equals a 12 percent annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the Partnership and following the admission of such limited partner; (for limited partners admitted to the Partnership before March 31, 1985, there are additional cumulative non-compounded returns of 9 percent, 6 percent, or 3 percent depending on purchase date, through October 31, 1985) (iii) third, 99 percent to the General Partner and 1 percent to the limited partners, until the General Partner have received an amount equal to 20 percent of all distributions of cash from sales or refinancing: (iv) the balance, 80 percent to the limited partners, pro rata in proportion to the number of Units held by each, and 20 percent to the General Partner.

RANCON REALTY FUND IV
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

All cash from a sale or disposition of substantially all of the assets (as defined in the Partnership Agreement ) and any cash, other than cash from operations, available for distribution to partners during the dissolution and termination of the Partnership, shall be distributed to the partners: (i) first, in proportion to and to the extent of the positive balances of their capital accounts; (ii) the remaining balance, if any, in accordance with distributions of cash from sales or refinancing above.

The terms of the Partnership agreement call for the General Partner to restore any deficit that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

Management Agreement

Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the “Rancon Partnerships”) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC’s responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations service. In October 2000, GC merged into Glenborough Realty Trust Incorporated (“Glenborough”). The agreement expires upon the dissolution of the Partnership.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($699,000, $676,000 and $613,000 in 2002, 2001 and 2000, respectively); (ii) sales fees of 2% for improved properties and 4% for land ($175,000, $8,000 and $13,000 in 2002, 2001 and 2000, respectively); (iii) a refinancing fee of 1% ($72,000 and $50,000 in 2001 and 2000, respectively) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

New Accounting Pronouncements

In August 2001, the FASB approved for issuance SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. In accordance with SFAS 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gains and losses on sales of real estate for

RANCON REALTY FUND IV
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “discontinued operations” for all periods presented.

The Partnership records real estate investments that are considered held for sale at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated. The Partnership adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues regarding impairment of long-lived assets held for use. In accordance with SFAS 144, we classify real estate assets as held for sale in the period in which all of the following criteria are met:

-	Management, having the authority to approve the action, commits to a plan to sell the asset;

-	The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

-	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

-	The sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

-	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

-	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

-	Properties sold prior to January 1, 2002 are required to be presented as a component of continuing operations

The Partnership’s adoption of SFAS 144 resulted in: (i) the presentation of the net operating results of a property sold during the twelve months ended December 31, 2002, as income from discontinued operations for all periods presented and (ii) the presentation of the gain on sale of operating property sold, net of sale costs, as income from discontinued operation for the twelve months ended December 31, 2002. Implementation of SFAS 144 impacted income statement classification only and had no effect on total net income.

Rental Properties - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Depreciation is provided using the straight line method over useful lives ranging from five to forty years for the respective assets.

Land Held for Development - Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; and (ii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing for further development.

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

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments – For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the carrying value of the Partnership’s

RANCON REALTY FUND IV
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

notes payable approximates fair value.

Deferred Costs - Deferred loan fees are amortized on a straight-line basis over the life of the related loan, which approximates the interest method, and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenue - The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

Sales of Real Estate – The Partnership recognizes sales of real estate when there is a signed contract, a closing has taken place, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the Property have been (or will be) eliminated as a result of the disposal transaction.

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

Concentration Risk – One tenant represented 19%, 20% and 20% of rental income for the years ended December 31, 2002, 2001 and 2000, respectively.

Reclassifications – Certain prior year balances have been reclassified to confirm to the current year presentation.

Note 3.          INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Land	$4,236	$4,679
Buildings	28,369	33,886
Leasehold and other improvements	9,725	10,779

	42,330	49,344
Less: accumulated depreciation	(14,024)	(17,117)

Total rental property, net	$28,306	$32,227

At December 31, 2002, the Partnership’s rental properties included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

On March 20, 2002, the Partnership sold the Two Vanderbilt property to an anchor tenant, Inland Empire Health Plan, who occupied 78% of the property for a sales price of $8,750,000. The sale generated net proceeds of approximately $8,382,000 and a gain on sale of approximately $5,120,000. Proceeds from the sale were used to pay down its line of credit of $4,200,000, make distributions to the Partners of $981,000 and added the remaining cash to its cash reserves.

RANCON REALTY FUND IV
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain or loss on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented.

Below is a summary of the results of operations of Two Vanderbilt through its disposition dates, if applicable (dollars in thousands):

		Years ended
		December 31,
	2002 (1)	2001	2000

Rental income	$267	$1,235	$1,189
Operating expenses	139	596	543
Depreciation and amortization	76	368	323

Total expenses	215	964	866

Income/(loss) before net gain on sales of real estate	52	271	323
Net gain on sales of real estate	5,120	—	—

Discontinued operations	$5,172	$271	$323

(1) Reflects 2002 operations through date of sale.

Land held for development consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

22.5 acres at Tri-City Corporate Centre, San Bernadino, CA	$1,214	$1,214

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. During 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB” - the state agency with regulatory jurisdiction over the closure and monitoring of landfills) determined that the City was primarily responsible for the landfill. Since that time the Partnership entered into a Limited Access Easement Agreement with the City to perform testing and monitoring. The City has developed a work plan approved by the SARWQCB, which includes a landfill cover system to be implemented in 2003.

Note 4.          NOTES PAYABLE

Notes payable as of December 31, 2002 and 2001 were as follows (in thousands):

	2002	2001

Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53.	$5,857	$5,980
Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005.	2,113	2,162
Line of credit with a total availability of $7.2 million secured by first deeds of trust on IRC building, Circuit City and TGI Friday’s with a variable interest rate of lender’s “Prime Rate” (5% as of December 31, 2001), monthly interest-only payments, and a maturity date of April 15, 2004. The balance of this line of credit was paid down in March 2002 (as discussed in Note 3 above).	––	4,200

Total notes payable	$7,970	$12,342

RANCON REALTY FUND IV
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

The annual maturities of the Partnership’s notes payable subsequent to December 31, 2002 are as follows (in thousands):

2003	$188
2004	205
2005	2,160
2006	5,417

Total	$7,970

Note 5.          COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters - The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Partnership’s business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership’s consolidated results of operations and cash flows.

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

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at December 31, 2002, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 6.          PROPOSED DISSOLUTION COSTS

The proposed dissolution costs of $73,000 in 2000 consisted of expenses incurred related to the Partnership’s plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

Note 7.          LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2002 are as follows (in thousands):

2003	$5,556
2004	5,100
2005	4,282
2006	3,552
2007	3,374
Thereafter	12,207

Total	$34,071

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $919,000, $723,000 and $729,000 for the years ended December 31, 2002, 2001, and 2000, respectively. These amounts are included as rental income in the accompanying consolidated statements of operations.

RANCON REALTY FUND IV
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 8.          TAXABLE INCOME (LOSS)

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation for the years ended December 31, 2002, 2001 and 2000 of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2002	2001	2000

Net income (loss) as reported in the accompanying consolidated financial statements	$4,812	$(272)	$(352)
Provision for impairment of investments in real estate*	––	––	40
Financial reporting depreciation in excess of tax reporting depreciation*	130	166	244
Gain on sale of property in excess of recognized gain for tax reporting*	(2,115)	(226)	(269)
Property taxes capitalized for tax reporting*	207	206	240
Expenses of undeveloped land capitalized for tax*	827	411	467
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	(1,414)	(172)	(573)

Net income (loss) for federal income purposes*	$2,447	$113	$(203)

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Partners’ equity as reported in the accompanying consolidated financial statements*	$27,068	$24,146
Cumulative provision for impairment of investments in real estate*	9,675	9,675
Tax basis adjustment from partner redemption*	(2,081)	(2,081)
Tax basis investment in Partnership*	6,013	6,125
Financial reporting depreciation in excess of tax reporting depreciation*	3,944	6,020
Net difference in capitalized costs of development*	1,360	1,195
Operating expenses recognized in a different period for financial reporting than for income tax reporting, net*	(4,182)	(5,799)

Partners’ capital for federal income tax purposes*	$41,797	$39,281

*Unaudited

RANCON REALTY FUND IV
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 9.          UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, per unit amounts and units outstanding):

	Quarter Ended (unaudited)

	March 31,	June 30,	Sept 30,	Dec 31,
	2002	2002	2002	2002

Revenues
Rental income	$1,472	$1,692	$1,517	$1,681
Interest and other income	4	25	25	20

Total revenues	1,476	1,717	1,542	1,701

Expenses
Operating	577	603	685	634
Interest expense	248	204	203	201
Depreciation and amortization	348	348	346	345
Expenses associated with undeveloped land	109	570	108	40
General and administrative	234	360	272	361

Total expenses	1,516	2,085	1,614	1,581

Loss from continuing operations	$(40)	$(368)	$(72)	$120

Income (loss) from discontinued operations (including gain on sale of real estate of $5,120 in Q1 2002)	5,192	(20)	––	––

Net income (loss)	$5,152	$(388)	$(72)	$120

Basic and diluted net income (loss) per limited partnership unit:
Continuing operations	$(0.54)	$(4.98)	$(0.93)	$1.56
Discontinued operations	66.67	(0.18)	––	0.27

Total basic and diluted net income (loss) per limited partnership unit	$66.13	$(5.16)	$(0.93)	$1.83

Distributions per limited partnership unit - All representing return of capital	$––	$––	$––	$13.20

Weighted average number of limited partnership units outstanding during each period	73,991	73,897	73,749	72,926

RANCON REALTY FUND IV
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

	Quarter Ended (unaudited)

	March 31,	June 30,	Sept 30,	Dec 31,
	2001	2001	2001	2001

Revenues
Rental income	$1,391	$1,598	$1,492	$1,577
Interest and other income	51	30	9	11

Total revenues	1,442	1,628	1,501	1,588

Expenses
Operating	552	544	704	619
Interest expense	385	375	276	262
Depreciation and amortization	355	331	326	329
Expenses associated with undeveloped land	110	77	112	112
General and administrative	330	287	308	308

Total expenses	1,732	1,614	1,726	1,630

Income (loss) from continuing operations	$(290)	$14	$(225)	$(42)

Income from discontinued operations	80	75	45	71

Net income (loss)	$(210)	$89	$(180)	$29

Basic and diluted net income (loss) per limited partnership unit:
Continuing operations	$(3.90)	$(0.17)	$(3.03)	$(0.56)
Discontinued operations	1.08	(1.02)	0.61	0.95

Basic and diluted net income (loss) per limited partnership unit:	$(2.82)	1.19	$(2.42)	$0.39

Distributions per limited partnership unit:
All representing return of capital	$––	$––	$––	$11.50

Weighted average number of limited partnership units outstanding during each period	74,365	74,262	74.190	74,099

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D

			Initial Cost to		Cost Capitalized Subsequent
			Partnership		to Acquisition

				Buildings
				and		Carrying
Description	Encumbrances		Land	Improvements	Improvements	Cost

Rental Properties:
Commercial Office Complexes, San Bernardino County, CA:
One Vanderbilt	$2,113		$572	$—	$9,692	$––
Carnegie Business Center I	(b	)	380	—	5,527	—
Inland Regional Center	––		608	—	7,831	––
Provision for impairment of real estate	—		––	—	(1,678)	—

	2,113		1,560	—	21,372	––

Commercial Retail Space, San Bernardino County, CA:
Service Retail Center	(b	)	300	—	1,881	—
Provision for impairment of real estate	—		—	—	(250)	—
Promo Retail	(b	)	811	—	5,991	––
Provision for impairment of real estate	—		—	—	(119)	—
TGI Friday’s	––		181	1,624	—	—
Circuit City	––		284	—	3,597	––
Office Max	––		324	2,045	(53)	––
Mimi’s Café	––		149	675	66	––
Palm Court Retail #1	––		194	617	102	––
Palm Court Retail #2	––		212	636	131	––

	5,857		2,455	5,597	11,346	––

Land Held for Development:
San Bernardino County, CA:
23 acres - Tri-City	—		4,186	—	4,656	––
Provision for impairment of real estate	—		(2,972)	—	(4,656)	—

	—		1,214	—	––	––

	$7,970		$5,229	$5,597	$32,718	$––

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN E			COLUMN F	COLUMN G

	Gross Amount Carried
	at December 31, 2002

		Buildings			Date
		and	(a)	Accumulated	Construction
Description	Land	Improvements	Total	Depreciation	Began

Rental Properties:
Commercial Office Complexes, San Bernardino County, CA:
One Vanderbilt	$572	$9,692	$10,264	$5,823	11/30/85
Carnegie Business Center I	380	5,527	5,907	3,208	7/31/86
Inland Regional Center	946	7,493	8,439	1,254	1/96
Provision for impairment of real estate	(196)	(1,482)	(1,678)	—

	1,702	21,230	22,932	10,285

Commercial Retail Space, San Bernardino County, CA:
Service Retail Center	300	1,881	2,181	846	7/31/86
Provision for impairment of real estate	(41)	(209)	(250)	—
Promo Retail	811	5,991	6,802	1,387	2/01/93
Provision for impairment of real estate	(7)	(112)	(119)	—
TGI Friday’s	181	1,624	1,805	237	N/A
Circuit City	454	3,427	3,881	750	7/96
Office Max	276	2,040	2,316	281	7/98
Mimi’s Café	154	736	890	98	7/98
Palm Court Retail #1	194	719	913	63	7/98
Palm Court Retail #2	212	767	979	77	7/98

	2,534	16,864	19,398	3,739

Land Held for Development:
San Bernardino County, CA:
23 acres - Tri-City	8,842	—	8,842	—	N/A
Provision for impairment of real estate	(7,628)	—	(7,628)	—

	1,214	—	1,214	—

	$5,450	$38,094	$43,544	$14,024

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN H	COLUMN I

Life
	Date	Depreciated
Description	Acquired	Over

Rental Properties:
Commercial Office Complexes, San Bernardino County, CA:
One Vanderbilt	11/06/84	3-40yrs.
Carnegie Business Center I	11/06/84	3-40yrs.
Inland Regional Center	6/26/87	10-40yrs.
Provision for impairment of real estate
Commercial Retail Space, San Bernardino County, CA:
Service Retail Center	11/06/84	3-40yrs.
Provision for impairment of real estate
Promo Retail	11/06/84	10-40yrs.
Provision for impairment of real estate
TGI Friday’s	2/28/97	40yrs.
Circuit City	11/06/84	20-40yrs.
Office Max	11/06/84	40yrs.
Mimi’s Café	11/06/84	40yrs.
Palm Court Retail #1	11/06/84	40yrs.
Palm Court Retail #2	11/06/84	40yrs.
Land Held for Development:
San Bernardino County, CA:
23 acres - Tri-City	11/06/84	N/A
Provision for impairment of real estate

(a)	The aggregate cost of land and buildings for federal income tax purposes is $ 44,952 (unaudited).

(b)	Service Retail Centre, Carnegie Business Center I and Promotional Retail Center are collateral for debt in the aggregate amount of $5,857.

(continued)

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Investments in real estate
Balance at beginning of year	$50,558	$50,300	$49,024
Additions during year:
Purchases and improvements	615	437	1,629
Sales of real estate	(7,629)	(179)	(313)
Provision for impairment of investments in real estate	––	––	(40)

Balance at end of year	$43,544	$50,558	$50,300

Accumulated Depreciation
Balance at beginning of year	$17,117	$15,644	$14,144
Additions charged to expense	1,278	1,473	1,500
Sales of real estate	(4,371)	––	––

Balance at end of year	$14,024	$17,117	$15,644

See accompanying independent auditors’ report.

I, DANIEL L. STEPHENSON, certify that:

1.	I have reviewed this annual report on Form 10-K of RANCON REALTY FUND IV;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson
President, and General Partner of
Rancon Financial Corporation

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.