Form 10-Q
period 2003-03-31
RANCON REALTY FUND IV
filed 2003-05-14
CIK 743870

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Total number of units outstanding as of May 14, 2003: 71,131

INDEX
RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements of Rancon Realty Fund IV (Unaudited):
	Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	4
	Consolidated Statement of Partners’ Equity for the three months ended March 31, 2003	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16
Item 3.	Qualitative and Quantitative Information About Market Risk	16-17
Item 4.	Controls and Procedures	17
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Investments in real estate:
Rental properties, gross	$42,638	$42,330
Accumulated depreciation	(14,318)	(14,024)

Rental properties, net	28,320	28,306
Land held for development	1,214	1,214

Total investments in real estate	29,534	29,520
Cash and cash equivalents	4,295	3,764
Accounts receivable	28	246
Deferred costs and other fees, net of accumulated amortization of $2,112 and $2,045 at March 31, 2003 and December 31, 2002, respectively	949	977
Prepaid expenses and other assets	995	991

Total assets	$35,801	$35,498

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Notes payable	$7,925	$7,970
Accounts payable and other liabilities	474	460
Prepaid rents	272	—

Total liabilities	8,671	8,430

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partners	(538)	(552)
Limited partners, 71,341 and 71,546 limited partnership units outstanding at March 31, 2003 and December 31, 2002, respectively	27,668	27,620

Total partners’ equity	27,130	27,068

Total liabilities and partners’ equity	$35,801	$35,498

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Income
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

REVENUE
Rental income	$1,639	$1,472
Interest and other income	12	4

Total revenue	1,651	1,476

EXPENSES
Operating	632	577
Interest expense	201	248
Depreciation and amortization	335	348
Expenses associated with undeveloped land	77	109
General and administrative	267	234

Total expenses	1,512	1,516

Income (loss) from operations	139	(40)

Income from discontinued operations (including gain on sale of $5,120 in 2002)	—	5,192

Net income	$139	$5,152

Basic and diluted net income per limited partnership unit	$1.75	$66.13

Distributions per limited partnership unit:
From net income	$—	$—
Representing return of capital	—	—

Total distributions per limited partnership unit	$—	$—

Weighted average number of limited partnership units outstanding during each period	71,402	73,991

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the three months ended March 31, 2003
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2002	$(552)	$27,620	$27,068
Redemption of limited partnership units	—	(77)	(77)
Net income	14	125	139

Balance at March 31, 2003	$(538)	$27,668	$27,130

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139	$5,152
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(5,120)
Depreciation and amortization	335	424
Amortization of loan fees, included in interest expense	26	26
Changes in certain assets and liabilities:
Accounts receivable	218	(5)
Deferred financing costs and other fees	(39)	(6)
Prepaid expenses and other assets	(4)	(56)
Accounts payable and other liabilities	14	(231)
Prepaid rents	272	—

Net cash provided by operating activities	961	184

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales of real estate	—	8,382
Net additions to real estate investments	(308)	(219)

Net cash (used for) provided by investing activities	(308)	8,163

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable principal payments	(45)	(4,241)
Redemption of limited partnership units	(77)	(17)

Net cash used for financing activities	(122)	(4,258)

Net increase in cash and cash equivalents	531	4,089
Cash and cash equivalents at beginning of period	3,764	1,462

Cash and cash equivalents at end of period	$4,295	$5,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$191	$241

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2003
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

During the three months ended March 31, 2003, a total of 205 units of limited partnership interest (“Units”) were redeemed at an average price of $375. As of March 31, 2003, there were 71,341 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2003 and December 31, 2002, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002.

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

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interest of the Partnership; and (ii) all distributions are subject to the payments of partnership expenses and maintenance of reasonable reserves for debt service, alterations improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

All excess cash from operations shall be distributed 90 percent to the limited partners and 10 percent to the General Partner.

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1 percent to the General Partner and 99 percent to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement) for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each Unit is reduced to zero; (ii) second, 1 percent to the General Partner and 99 percent to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners, equals a 12 percent annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

Partnership and following the admission of such limited partner; (for limited partners admitted to the Partnership before March 31, 1985, there are additional cumulative non-compounded returns of 9 percent, 6 percent, or 3 percent depending on purchase date, through October 31, 1985); (iii) third, 99 percent to the General Partner and 1 percent to the limited partners, until the General Partner has received an amount equal to 20 percent of all distributions of cash from sales or refinancing; and (iv) the balance, 80 percent to the limited partners, pro rata in proportion to the number of Units held by each, and 20 percent to the General Partner.

All cash from a sale or disposition of substantially all of the assets (as defined in the Partnership Agreement ) and any cash, other than cash from operations, available for distribution to partners during the dissolution and termination of the Partnership, shall be distributed to the partners: (i) first, in proportion to and to the extent of the positive balances of their capital accounts; and (ii) the remaining balance, if any, in accordance with distributions of cash from sales or refinancing above.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($148,000 and $175,000 in the first quarter of 2003 and 2002, respectively); (ii) sales fees of 2% for improved properties and 4% for land ($175,000 in the first quarter of 2002); (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

March 31, 2003
(Unaudited)

Use of Estimates

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

New Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS 143 was adopted by the Partnership on January 1, 2003. This standard did not have a material impact on the Partnership’s consolidated financial position or results of operations.

In May 2002, the FASB approved for issuance SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS 145 was adopted by the Partnership on January 1, 2003 for the Partnership. This standard did not have a material impact on the Partnership’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. This standard did not have a material impact on the Partnership’s consolidated financial position and results of operations since there have been no exit or disposal activities since January 1, 2003.

In November 2002, the FASB approved for issuance FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership does not provide for any guarantees, therefore, the pronouncement did not have any impact on the Partnership’s financial position or results of operations.

Rental Properties

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

March 31, 2003
(Unaudited)

Land Held for Development

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

Cash and Cash Equivalents

The Partnership considers short-term investments (including certificates of deposit and money market funds) with a maturity of less than ninety days when purchased at the time of investment to be cash equivalents.

Deferred Costs

Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

Revenue

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

March 31, 2003
(Unaudited)

used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition.

Concentration Risk

One tenant represented 21% of rental income for the three months ended March 31, 2003 and 2002, respectively.

Reference to 2002 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the December 31, 2002 audited consolidated financial statements on Form 10-K.

Note 3.     INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002

Land	$4,236	$4,236
Buildings	28,369	28,369
Leasehold and other improvements	10,033	9,725

	42,638	42,330
Less: accumulated depreciation	(14,318)	(14,024)

Total rental properties, net	$28,320	$28,306

At March 31, 2003, the Partnership’s rental properties included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

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

Below is a summary of the results of operations of Two Vanderbilt as of March 31, 2002 (in thousands):

2002

Rental income	$324
Operating expenses	176
Depreciation and amortization	76

Total expenses	252

Income before net gain on sales of real estate	72
Net gain on sales of real estate	5,120

Discontinued operations	$5,192

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

Land held for development consisted of the following at March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002

22.5 acres at Tri-City Corporate Centre, San Bernardino, CA	$1,214	$1,214

Note 4.     NOTES PAYABLE

Notes payable as of March 31, 2003 and December 31, 2002 were as follows (in thousands):

	2003	2002

Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53	$5,824	$5,857
Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005	2,101	2,113
Line of credit with a total availability of $7.2 million secured by first deeds of trust on IRC building, Circuit City and TGI Friday’s with a variable interest rate of lender’s “Prime Rate” (4.25% as of March 31, 2003), monthly interest-only payments, and a maturity date of April 15, 2004. The balance of this line of credit was paid down in March 2002 (as discussed in Note 3 above).	—	—

Total notes payable	$7,925	$7,970

The annual maturities of the Partnership’s notes payable subsequent to March 31, 2003 are as follows (in thousands):

Years ended
December 31,

2003	$143
2004	205
2005	2,160
2006	5,417

Total	$7,925

Note 5.      COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

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

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Region of the California Water Quality Control Board (‘WQCB”). The monitoring will be handled directly by the City as of May 1, 2003. Also, the City has presented a draft plan for closure of the landfill to the WQCB. Most likely, this plan will commence in 2003. There is no current requirement to conduct clean closure of the site, and the Partnership will work directly with the City on the details of their plan with the WQCB. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

General Uninsured Losses

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 2003, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

Revenue

Rental income for the three months ended March 31, 2003 increased $167,000, compared to the three months ended March 31, 2002, primarily due to an increase in occupancy at One Vanderbilt and Palm Court Retail #1.

Occupancy rates at the Partnership’s Tri-City properties as of March 31, 2003 and 2002 were as follows:

	2003	2002

One Vanderbilt	99%	87%
Service Retail Center	93%	93%
Carnegie Business Center I	100%	97%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	60%
Palm Court Retail #2	100%	100%
Weighted average occupancy	99%	96%

As of March 31, 2003, tenants at Tri-City occupying substantial portions of leased rental space included: (i) CompUSA with a lease through August 2003 (Tenant has a 5-year renewal option, and lease is currently being negotiated between the tenant and the management. Management anticipates a renewal lease to be signed within a short period of time.); (ii) ITT Educational Services with a lease through December 2004; (iii) PetsMart with a lease through January 2009; (iv) Inland Regional Center with a lease through July 2009; (v) The University of Phoenix, Inc. with a lease through August 2009; (vi) Office Max with a lease through October 2013; and (vii) Circuit City with a lease through January 2018. These seven tenants, in the aggregate, occupied approximately 254,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 60% of the rental income of the Partnership during the first quarter of 2003.

The 12% increase in occupancy from March 31, 2002 to March 31, 2003 at One Vanderbilt was due to the expansion of two existing tenants into approximately 8,700 square feet of previously vacant space.

The 40% increase in occupancy from March 31, 2002 to March 31, 2003 at Palm Court Retail #1 was due to leasing 2,000 square feet to a new tenant.

Expenses

Operating expenses increased $55,000, or 9%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to an increase in occupancy at One Vanderbilt and Palm Court Retail #1 and an increase in utility and janitorial costs.

Interest expense decreased $47,000, or 19%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to a pay down on the line of credit in March 2002.

Expenses associated with undeveloped land decreased $32,000, or 29%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to a decrease in property taxes resulting from early payoff of an annual assessment levied by the City of San Bernardino in 2002. The City of San Bernardino issued bonds which were used to fund land infrastructure costs. The Partnership benefited from these improvements and was responsible for a portion of the annual bond service costs. In 2002, the bond was repaid by the City of San Bernardino at a discount which required the Partnership to incur a larger expense in 2002.

General and administrative expenses increased $33,000, or 14%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to an increase in investor service expenses related to the redemption of Partnership Units and higher audit and tax preparation fees.

Income from discontinued operations

Income from discontinued operations totaled $5,192,000, which included $5,120,000 of gain on sale from the sale of the Two Vanderbilt property (as discussed below), and $72,000 of net operating income from the Two Vanderbilt property for the three months ended March 31, 2002.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2002 audited consolidated financial statements and the notes thereto.

At March 31, 2003, the Partnership had cash of $4,295,000. The remainder of the Partnership’s assets consisted primarily of its net investments in real estate, totaling approximately $29,534,000, which included $28,320,000 in rental properties and $1,214,000 in land held for development.

The Partnership’s liabilities at March 31, 2003, included notes payable totaling approximately $7,925,000, which consisted of two secured loans encumbering properties with an aggregate net book value of approximately $13,654,000, and with maturity dates ranging from January 1, 2005 through May 1, 2006. These two notes bear fixed interest rates of 8.74% and 9.00%, respectively, and require monthly principal and interest payments ranging from $20,000 to $53,000. A $7,200,000 line of credit, which bears interest at the lender’s Prime Rate, has no outstanding balance at March 31, 2003.

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

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 2003, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash balance as of March 31, 2003, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2003, the Partnership’s cash provided by operating activities totaled $961,000.

The $218,000 decrease in accounts receivable at March 31, 2003, compared to December 31, 2002, was primarily due to collections of rents receivable and the reimbursement of tenant improvements from the reserve impound account.

The $28,000 decrease in deferred costs and other fees at March 31, 2003, compared to December 31, 2002, was due to $39,000 of lease commissions paid for new and renewal leases, offset by $67,000 of amortization expense.

The $14,000 increase in accounts payable and other liabilities at March 31, 2003, compared to December 31, 2002, was primarily due to accruals for property taxes, offset by payments of accrued building operating expenses and audit and tax preparation fees.

Investing Activities

During the three months ended March 31, 2003, the Partnership’s cash used for investing activities totaled $308,000, primarily for tenant improvements at the One Vanderbilt property.

Financing Activities

During the three months ended March 31, 2003, the Partnership’s cash used for financing activities totaled $122,000, which consisted of $45,000 in principal payments on the notes payable and $77,000 paid to redeem 205 limited partnership units (“Units”).

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

New Accounting Pronouncements

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date

	2003	2004	2005	2006	Thereafter	Total	Fair value

	(in thousands)
Secured Fixed Rate Debt	$143	$205	$2,160	$5,417	—	$7,925	$7,925
Average interest rate	8.82%	8.80%	8.98%	8.74%	—	8.81%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at March 31, 2003.

As of March 31, 2003, the Partnership had cash equivalents of $3,197,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. The Partnership does not own any derivative instruments. Declines in interest rates over time would reduce Partnership interest income.

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

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

99 Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

By	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	May 14, 2003	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, President

Date:	May 14, 2003	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, General Partner

I, DANIEL L. STEPHENSON, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RANCON REALTY FUND IV;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson
President, Chief Executive Officer
Chief Financial Officer and
General Partner of Rancon Financial Corporation

EXHIBIT INDEX

Exhibit
Number	Description

99	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.