Form 10-Q
period 2003-06-30
RANCON REALTY FUND IV
filed 2003-08-14
CIK 743870

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes ☒            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

Total number of units outstanding as of August 12, 2003: 70,561

INDEX
RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

		Page No.

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements of Rancon Realty Fund IV (Unaudited):
	Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002	4
	Consolidated Statement of Partners’ Equity for the six months ended June 30, 2003	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16
Item 3.	Qualitative and Quantitative Information About Market Risk	16
Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Investments in real estate:
Rental properties, gross	$42,722	$42,330
Accumulated depreciation	(14,620)	(14,024)

Rental properties, net	28,102	28,306
Land held for development	1,216	1,214

Total real estate investments	29,318	29,520
Cash and cash equivalents	4,562	3,764
Accounts receivable	90	246
Deferred financing costs and other fees, net of accumulated amortization of $2,178 and $2,045 at June 30, 2003 and December 31, 2002, respectively	888	977
Prepaid expenses and other assets	1,006	991

Total assets	$35,864	$35,498

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Notes payable	$7,879	$7,970
Accounts payable and other liabilities	320	460
Prepaid rent	340	—

Total liabilities	8,539	8,430

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partners	(497)	(552)
Limited partners, 70,770 and 71,546 limited partnership units outstanding at June 30, 2003 and December 31, 2002, respectively	27,822	27,620

Total partners’ equity	27,325	27,068

Total liabilities and partners’ equity	$35,864	$35,498

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUE
Rental income	$1,931	$1,692	$3,570	$3,164
Interest and other income	16	25	28	29

Total revenue	1,947	1,717	3,598	3,193

EXPENSES
Operating	625	603	1,257	1,180
Interest expense	199	204	400	452
Depreciation and amortization	343	348	678	696
Expenses associated with undeveloped land	77	570	154	679
General and administrative	294	360	561	594

Total expenses	1,538	2,085	3,050	3,601

Income (loss) from operations	409	(368)	548	(408)

Income (loss) from discontinued operations (including gain on sale of $5,120 in 2002)	—	(20)	—	5,172

Net income (loss)	$409	$(388)	$548	$4,764

Basic and diluted net income (loss) per limited partnership unit	$5.18	$(5.16)	$6.92	$60.97

Distributions per limited partnership unit:
From net income	$—	$—	$—	$—
Representing return of capital	—	—	—	—

Total distributions per limited partnership unit	$—	$—	$—	$—

Weighted average number of limited partnership units outstanding during each period	71,050	73,897	71,226	73,944

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the six months ended June 30, 2003
(in thousands)
(Unaudited)

	General Partners	Limited Partners	Total

Balance at December 31, 2002	$(552)	$27,620	$27,068
Redemption of limited partnership units	—	(291)	(291)
Net income	55	493	548

Balance at June 30, 2003	$(497)	$27,822	$27,325

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$548	$4,764
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(5,120)
Depreciation and amortization	678	772
Amortization of loan fees, included in interest expense	51	51
Changes in certain assets and liabilities:
Accounts receivable	156	96
Deferred financing costs and other fees	(44)	(22)
Prepaid expenses and other assets	(15)	(16)
Accounts payable and other liabilities	(140)	(400)
Prepaid rent	340	—

Net cash provided by operating activities	1,574	125

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales of real estate	—	8,382
Net additions to real estate investments	(394)	(339)

Net cash (used for) provided by investing activities	(394)	8,043

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable principal payments	(91)	(4,284)
Redemption of limited partnership units	(291)	(54)

Net cash used for financing activities	(382)	(4,338)

Net increase in cash and cash equivalents	798	3,830
Cash and cash equivalents at beginning of period	3,764	1,462

Cash and cash equivalents at end of period	$4,562	$5,292

Supplemental disclosure of cash flow information:
Cash paid for interest	$365	$419

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2003
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

During the six months ended June 30, 2003, a total of 776 Units of limited partnership interest (the “Units”) were redeemed at an average price of $375. As of June 30, 2003, there were 70,770 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2003 and December 31, 2002, and the related consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, partners’ equity for the six months ended June 30, 2003, and cash flows for the six months ended June 30, 2003 and 2002.

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

June 30, 2003
(Unaudited)

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

All cash from a sale or disposition of substantially all of the assets (as defined in the Partnership Agreement) and any cash, other than cash from operations, available for distribution to partners during the dissolution and termination of the Partnership, shall be distributed to the partners: (i) first, in proportion to and to the extent of the positive balances of their capital accounts; and (ii) the remaining balance, if any, in accordance with distributions of cash from sales or refinancing above.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($327,000 and $350,000 as of June 30, 2003 and 2002); (ii) sales fees of 2% for improved properties and 4% for land ($175,000 as of June 30, 2002); (iii) a refinancing fee of 1% ($59,000 as of June 30, 2003) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

June 30, 2003
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

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

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

Depreciation is provided using the straight-line method over the five to forty year useful lives of the respective assets.

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

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

Revenues

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant-by-tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition.

Concentration Risk

One tenant represented 22 percent and 18 percent of rental income for the six months ended June 30, 2003 and 2002, respectively.

Reference to 2002 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2002 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Land	$4,236	$4,236
Buildings	28,369	28,369
Leasehold and other improvements	10,117	9,725

	42,722	42,330
Less: accumulated depreciation	(14,620)	(14,024)

Total rental properties, net	$28,102	$28,306

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

At June 30, 2003, the Partnership’s rental properties included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

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

Below is a summary of the results of operations of Two Vanderbilt for the three and six months ended June 30, 2002 (in thousands):

	Three	Six
	Months	Months

Rental income	$—	$265
Operating expenses	20	137
Depreciation and amortization	—	76

Total expenses	20	213

Income (loss) before net gain on sales of real estate	(20)	52
Net gain on sales of real estate	—	5,120

Discontinued operations	$(20)	$5,172

Land held for development consisted of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

22.5 acres at Tri-City Corporate Centre,
San Bernardino, CA	$1,216	$1,214

Note 4. NOTES PAYABLE

Notes payable as of June 30, 2003 and December 31, 2002 were as follows (in thousands):

	2003	2002

Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.74% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53	$5,792	$5,857
Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005	2,087	2,113
Line of credit with a total availability of $7.2 million secured by first deeds of trust on IRC building, Circuit City and TGI Friday’s with a variable interest rate of lender’s “Prime Rate”, (4% as of June 30, 2003), monthly interest-only payments, and a maturity date of April 15, 2004. The balance of this line of credit was paid down in March 2002 (as discussed in Note 3 above)	—	—

Total notes payable	$7,879	$7,970

RANCON REALTY FUND IV
A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

The annual maturities on the Partnership’s notes payable and line of credit for the next five years and thereafter, as of June 30, 2003, are as follows (in thousands):

Year ended
December 31,

2003	$96
2004	205
2005	2,160
2006	5,418
2007	—
Thereafter	—

Total	$7,879

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at June 30, 2003, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Occupancy rates at the Partnership’s Tri-City properties as of June 30, 2003 and 2002 were as follows:

	2003	2002

One Vanderbilt	96%	89%
Service Retail Center	93%	93%
Carnegie Business Center I	100%	100%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	100%
Palm Court Retail #2	100%	100%
Weighted average occupancy	99%	98%

As of June 30, 2003, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Services with a lease through December 2004; (ii) CompUSA with a renewal lease through August 2008; (iii) PetsMart with a lease through January 2009; (iv) Inland Regional Center with a lease through July 2009; (v) The University of Phoenix, Inc. with a lease through August 2009; (vi) Office Max with a lease through October 2013; and (vii) Circuit City with a lease through January 2018. These seven tenants, in the aggregate, occupied approximately 254,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 60% of the rental income of the Partnership during the second quarter of 2003.

The 7% increase in occupancy from June 30, 2002 to June 30, 2003 at One Vanderbilt was due to the expansion of one existing tenant into approximately 6,700 square feet of previously vacant space, slightly offset by a decrease of 1,600 square feet due to a tenant moving out prior to its lease term. An existing tenant is currently negotiating with management to expand their office to this vacant space.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

Revenue

Rental income for the six months ended June 30, 2003 increased $406,000, or 13%, compared to the six months ended June 30, 2002, primarily due to an increase in occupancy at One Vanderbilt and an increase in rental rates.

Expenses

Operating expenses increased $77,000, or 7%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, primarily due to an increase in occupancy at One Vanderbilt and an increase in utility and janitorial costs.

Interest expense decreased $52,000, or 12%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, primarily due to a pay down on the line of credit in March 2002.

Expenses associated with undeveloped land decreased $525,000, or 77%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, primarily due to a decrease in property taxes resulting from early payoff in 2002 of an annual assessment levied by the City of San Bernardino. The City of San Bernardino issued bonds which were used to fund land infrastructure costs. The Partnership benefited from these improvements and was responsible for a portion of the annual bond service costs. In 2002, the bonds were repaid which required the Partnership to incur a larger expense.

General and administrative expenses decreased $33,000, or 6%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, primarily due to a decrease in asset management fees resulting from the sale of Two Vanderbilt in 2002.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002.

Revenue

Rental income for the three months ended June 30, 2003 increased $239,000, or 14%, compared to the three months ended June 30, 2002, primarily due to an increase in occupancy at One Vanderbilt and an increase in rental rates.

Expenses

Operating expenses increased $22,000, or 4%, for the three months ended June 30, 2003, compared to the three months ended June30, 2002, primarily due to an increase in occupancy at One Vanderbilt and an increase in utility and janitorial costs.

Expenses associated with undeveloped land decreased $493,000, or 86%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, primarily due to a decrease in property taxes resulting from early payoff in 2002 of an annual assessment levied by the City of San Bernardino. The City of San Bernardino issued bonds which were used to fund land infrastructure costs. The Partnership benefited from these improvements and was responsible for a portion of the annual bond service costs. In 2002, the bonds were repaid which required the Partnership to incur a larger expense.

General and administrative expenses decreased $66,000, or 18%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, primarily due to a decrease in asset management fees resulting from the sale of Two Vanderbilt in 2002.

Income from discontinued operations

Income from discontinued operations totaled $5,172,000 for the six months ended June 30, 2002, which included a $5,120,000 gain from the sale of the Two Vanderbilt property (as discussed below), and $52,000 of net operating income from the Two Vanderbilt property.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2002 audited consolidated financial statements and the notes thereto.

At June 30, 2003, the Partnership had cash of $4,562,000. The remainder of the Partnership’s assets consists primarily of its net investments in real estate, totaling approximately $29,318,000 which includes $28,102,000 in rental properties and $1, 216,000 of land held for development.

The Partnership’s primary liabilities at June 30, 2003 consist of two secured notes payable, totaling approximately $7,879,000, encumbering properties with an aggregate net book value of approximately $13,567,000, and with maturity dates ranging from January 1, 2005 to May 1, 2006. These notes require monthly principal and interest payments ranging from $20,000 to $53,000 and bear fixed interest rates between 8.74% and 9.00%. A line of credit, which bears interest at lender’s Prime Rate, has no outstanding balance at June 30, 2003.

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

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at June 30, 2003, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash and cash equivalents as of June 30, 2003, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the six months ended June 30, 2003, the Partnership’s cash provided by operating activities totaled $1,574,000.

The $156,000 decrease in accounts receivable at June 30, 2003, compared to December 31, 2002, was primarily due to the collection of tenant rents receivable.

The $44,000 increase in deferred financing costs and other fees at June 30, 2003, compared to December 31, 2002, was primarily due to lease commissions paid for renewal leases.

The $15,000 increase in prepaid expenses and other assets at June 30, 2003, compared to December 31, 2002, was primarily due to increases in prepaid insurance and impound accounts.

The $140,000 decrease in accounts payable and other liabilities at June 30, 2003, compared to December 31, 2002, was primarily due to payments of accrued property taxes.

The $340,000 increase in prepaid rents at June 30, 2003, compared to December 31, 2002, was due to payments of July 2003 rents received in June 2003.

Investing Activities

During the six months ended June 30, 2003, the Partnership’s cash provided by investing activities totaled $394,000, primarily for tenant improvements at the One Vanderbilt property.

Financing Activities

During the six months ended June 30, 2003, the Partnership’s cash used for financing activities totaled $382,000, which consisted of $91,000 in principal payments on notes payable and $291,000 paid to redeem 776 limited partnership units (“Units”).

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenant’s changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date

	2003	2004	2005	2006	Thereafter	Total	Fair value

	(in thousands)
Secured Fixed	$96	$205	$2,160	$5,418	$—	$7,879	$7,879
Average interest rate	8.82%	8.82%	8.98%	8.74%	—%	8.81%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at June 30, 2003.

As of June 30, 2003, the Partnership had cash equivalents of $3,197,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. The Partnership does not own any derivative instruments. Declines in interest rates over time would reduce Partnership interest income.

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

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

     (b)  Reports on Form 8-K (incorporated herein by reference):

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

	By	Rancon Financial Corporation a California corporation, its General Partner

Date: August 14, 2003		By:	/s/ DANIEL L. STEPHENSON Daniel L. Stephenson, President

Date: August 14, 2003	By:	/s/ DANIEL L. STEPHENSON Daniel L. Stephenson, General Partner

EXHIBIT INDEX

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.