Form 10-Q
period 2003-09-30
RANCON REALTY FUND IV
filed 2003-11-14
CIK 743870

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14207

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0016355 (I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California (Address of principal executive offices)	94402-1708 (Zip Code)

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

Total number of units outstanding as of November 11, 2003: 70,321

INDEX
RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements of Rancon Realty Fund IV (Unaudited):
	Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	4
	Consolidated Statement of Partners’ Equity for the nine months ended September 30, 2003	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17
Item 3.	Qualitative and Quantitative Information About Market Risk	17
Item 4.	Controls and Procedures	17
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except unit amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Investments in real estate:
Rental properties	$42,728	$42,330
Accumulated depreciation	(14,940)	(14,024)

Rental properties, net	27,788	28,306
Construction in progress	837	––
Land held for development	703	1,214

Total real estate investments	29,328	29,520
Cash and cash equivalents	4,428	3,764
Accounts receivable	33	246
Deferred costs and other fees, net of accumulated amortization of $2,246 and $2,045 at September 30, 2003 and December 31, 2002, respectively	887	977
Prepaid expenses and other assets	1,140	991

Total assets	$35,816	$35,498

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Loans payable	$7,831	$7,970
Accounts payable and other liabilities	443	460
Construction costs payable	132	––
Prepaid rent	119	––

Total liabilities	8,525	8,430

Commitments and contingent liabilities (Note 5)
Partners’ Equity :
General partners	(486)	(552)
Limited partners, 70,376 and 71,546 limited partnership units outstanding at September 30, 2003 and December 31, 2002, respectively	27,777	27,620

Total partners’ equity	27,291	27,068

Total liabilities and partners’ equity	$35,816	$35,498

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE
Rental income	$1,714	$1,517	$5,284	$4,681
Interest and other income	16	25	44	54

Total revenues	1,730	1,542	5,328	4,735

EXPENSES
Operating	695	685	1,952	1,865
Interest expense	196	203	596	655
Depreciation and amortization	362	346	1,040	1,042
Expenses associated with undeveloped land	66	108	220	787
General and administrative	297	272	858	866

Total expenses	1,616	1,614	4,666	5,215

Income (loss) from operations	114	(72)	662	(480)

Income from discontinued operations (including gain on sale of $5,120 in 2002)	––	––	––	5,172

Net income (loss)	$114	$(72)	$662	$4,692

Basic and diluted net income (loss) per limited partnership unit	$1.47	$(0.93)	$8.39	$60.04

Distributions per limited partnership unit:
From net income	$––	$––	$––	$––
Representing return of capital	––	––	––	––

Total distributions per limited partnership unit	$––	$––	$––	$––

Weighted average number of limited partnership units outstanding during each period	70,569	73,749	71,007	73,879

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the nine months ended September 30, 2003
(in thousands)
(Unaudited)

	General Partners	Limited Partners	Total

Balance at December 31, 2002	$(552)	$27,620	$27,068
Redemption of limited partnership units	—	(439)	(439)
Income from operations	66	596	662

Balance at September 30, 2003	$(486)	$27,777	$27,291

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$662	$4,692
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	––	(5,120)
Depreciation and amortization	1,040	1,118
Amortization of loan fees, included in interest expense	77	78
Changes in certain assets and liabilities:
Accounts receivable	213	125
Deferred costs and other fees	(111)	(92)
Prepaid expenses and other assets	(149)	(58)
Accounts payable and other liabilities	(17)	(219)
Prepaid rent	119	––

Net cash provided by operating activities	1,834	524

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales of real estate	––	8,382
Net additions to real estate investments	(592)	(588)

Net cash (used for) provided by investing activities	(592)	7,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable principal payments	(139)	(4,327)
Redemption of limited partnership units	(439)	(119)

Net cash used for financing activities	(578)	(4,446)

Net increase in cash and cash equivalents	664	3,872
Cash and cash equivalents at beginning of period	3,764	1,462

Cash and cash equivalents at end of period	$4,428	$5,334

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3 in 2003)	$539	$596

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV
A California Limited partnership

Notes to Consolidated Financial Statements

September 30, 2003
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

During the nine months ended September 30, 2003, a total of 1,170 Units were redeemed at an average price of $375. As of September 30, 2003, there were 70,376 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2003 and December 31, 2002, and the related consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, partners’ equity for the nine months ended September 30, 2003, and cash flows for the three and nine months ended September 30, 2003 and 2002.

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

September 30, 2003
(Unaudited)

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

Management Agreement

Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the “Rancon Partnerships”) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the dissolution of the Partnership, whichever comes first. Effective January 1, 1998, GC ceased to have the responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations service. In October 2000, GC merged into Glenborough.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($490,000 and $525,000 as of September 30, 2003 and 2002); (ii) sales fees of 2% for improved properties and 4% for land ($175,000 as of September 30, 2002); (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt with a vote of those Limited Partners owning not less than a majority (and in certain cases 100%) of the outstanding units to substitute itself as the general partner of the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Note 2. SIGNIFICANT ACCOUNTING POLICES

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

RANCON REALTY FUND IV
A California Limited partnership

Notes to Consolidated Financial Statements

September 30, 2003
(Unaudited)

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It was originally to be applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB deferred the June 15, 2003 date to the first fiscal year or interim period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB. This standard did not have a material impact on the financial statements or results of operations of the Partnership.

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

Depreciation is provided using the straight line method over the five to forty year estimated useful lives of the respective assets.

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

September 30, 2003
(Unaudited)

Deferred Costs and Other Fees

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

Concentration Risk

One tenant represented 21 percent and 20 percent of rental income for the nine months ended September 30, 2003 and 2002, respectively.

Reference to 2002 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2002 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV
A California Limited partnership

Notes to Consolidated Financial Statements

September 30, 2003
(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Land	$4,236	$4,236
Buildings	28,369	28,369
Leasehold and other improvements	10,123	9,725

	42,728	42,330
Less: accumulated depreciation	(14,940)	(14,024)

Total rental properties, net	$27,788	$28,306

At September 30, 2003, the Partnership’s rental properties included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

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

Below is a summary of the results of operations of Two Vanderbilt for the nine months ended September 30, 2002 (in thousands):

Nine
Months

Rental income	$265
Operating expenses	137
Depreciation and amortization	76

Total expenses	213

Income before net gain on sales of real estate	52
Net gain on sales of real estate	5,120

Discontinued operations	$5,172

Construction in progress consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Tri-City Corporate Centre, San Bernardino, CA
(approximately 1 acre in 2003).	$837	$—

The Partnership is in the process of developing approximately one acre of land at Vanderbilt Tower. The construction cost for this four-story office building of 120,000 square feet is approximately $10,000,000. The construction is estimated to be completed in late 2004.

Land held for development consists of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Tri-City Corporate Centre, San Bernardino, CA
(approximately 21.5 acres in 2003 and 22.5 acres in 2002).	$703	$1,214

RANCON REALTY FUND IV
A California Limited partnership

Notes to Consolidated Financial Statements

September 30, 2003
(Unaudited)

Land held for development decreased primarily due to a transfer from land held for development to construction in progress.

Note 4. LOANS PAYABLE

Loans payable as of September 30, 2003 and December 31, 2002 were as follows (in thousands):

	2003	2002

Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53.	$5,757	$5,857

Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005.	2,074	2,113

Total loans payable	$7,831	$7,970

The Partnership has a line of credit with a total availability of $7.2 million. The line of credit is secured by first deeds of trust on IRC building, Circuit City and TGI Friday’s, requires monthly interest-only payments, carries a variable interest rate of “Prime Rate” (4% as of September 30, 2003), and has a maturity date of April 15, 2004. Currently, there is $0 drawn on this line of credit (as discussed in Note 3 above).

The annual maturities on the Partnership’s loans payable as of September 30, 2003, are as follows (in thousands):

Year ending
December 31,

2003	$48
2004	205
2005	2,160
2006	5,418

Total	$7,831

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

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Region of the California Water Quality Control Board (‘WQCB”). The monitoring will be handled directly by the City as of May 1, 2003. Also, the City has presented a draft plan for closure of the landfill to the WQCB. Most likely, this plan will commence in Spring 2004. There is no current requirement to conduct clean closure of the site, and the Partnership will work directly with the City on the details of their plan with the WQCB. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

RANCON REALTY FUND IV
A California Limited partnership

Notes to Consolidated Financial Statements

September 30, 2003
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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at September 30, 2003, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Occupancy rates at the Partnership’s Tri-City properties as of September 30, 2003 and 2002 were as follows:

	2003	2002

One Vanderbilt	95%	99%
Service Retail Center	93%	93%
Carnegie Business Center I	100%	100%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	100%
Palm Court Retail #2	100%	100%

Weighted average occupancy	99%	99%

As of September 30, 2003, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Services with a lease through December 2004; (ii) Countrywide Home Loans with a lease through August 2005; (iii) CompUSA with a lease through August 2008; (iv) Fidelity National Title with a lease through August 2008; (v) PetsMart with a lease through January 2009; (vi) Inland Regional Center with a lease through July 2009; (vii) The University of Phoenix, Inc. with a lease through August 2009; (viii) Office Max with a lease through October 2013; and (ix) Circuit City with a lease through January 2018. These nine tenants, in the aggregate, occupied approximately 293,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 74% of the rental income of the Partnership as of September 30, 2003.

The 4% decrease in occupancy from September 30, 2002 to September 30, 2003 at One Vanderbilt was due to a 3,900 square feet tenant moving out when its lease term expired.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

Revenue

Rental income for the nine months ended September 30, 2003 increased $603,000, or 13%, compared to the nine months ended September 30, 2002, primarily due to an increase in rental rates.

Interest and other income decreased $10,000, or 19%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, primarily due to a lower average invested cash balance as a result of distributions made to the General and Limited Partners in November 2002, as well as decreases in interest rates.

Expenses

Operating expenses increased $87,000, or 5%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, primarily due to an increase in utility and janitorial costs.

Interest expense decreased $59,000, or 9%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, primarily due to a pay down on the line of credit in March 2002.

Expenses associated with undeveloped land decreased $567,000, or 72%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, primarily due to a decrease in property taxes resulting from early payoff in 2002 of an annual assessment levied by the City of San Bernardino. The City of San Bernardino issued bonds which were used to fund land infrastructure costs. The Partnership benefited from these improvements and was responsible for a portion of the annual bond service costs. In 2002, the bonds were repaid which required the Partnership to incur a larger expense.

Income from discontinued operations

Income from discontinued operations totaled $5,172,000 for the nine months ended September 30, 2002, which included a $5,120,000 gain from the sale of the Two Vanderbilt property (as discussed below), and $52,000 of net operating income from the Two Vanderbilt property.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002.

Revenue

Rental income for the three months ended September 30, 2003 increased $197,000, or 13%, compared to the three months ended September 30, 2002, primarily due to an increase in rental rates.

Interest and other income decreased $9,000, or 36%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to a lower average invested cash balance as a result of distributions made to the General and Limited Partners in November 2002, as well as decreases in interest rates.

Expenses

Expenses associated with undeveloped land decreased $42,000, or 39%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to a decrease in property taxes resulting from early payoff in 2002 of an annual assessment levied by the City of San Bernardino. The City of San Bernardino issued bonds which were used to fund land infrastructure costs. The Partnership benefited from these improvements and was responsible for a portion of the annual bond service costs. In 2002, the bonds were repaid which required the Partnership to incur a larger expense.

General and administrative expenses increased $25,000, or 9%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to legal fees related to landfill environmental matters, increased audit fees, and increased postage costs in investor relation service expenses, offset by a decrease in asset management fees resulting from the sale of Two Vanderbilt in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the Partnership’s December 31, 2002 audited consolidated financial statements and the notes thereto.

At September 30, 2003, the Partnership had cash of $4,428,000. The remainder of the Partnership’s assets consists primarily of its net investments in real estate, totaling approximately $29,328,000, which includes $27,788,000 in rental properties, $837,000 of construction in progress, and $703,000 of land held for development.

The Partnership’s primary liabilities at September 30, 2003 include loans payable, totaling approximately $7,831,000 which consist of two secured loans encumbering properties with an aggregate net book value of approximately $13,391,000 and with maturity dates of January 1, 2005 and May 1, 2006. These notes require monthly principal and interest payments of $20,000 and $53,000 and bear fixed interest rates of 8.74% and 9%. A line of credit, which bears interest at Prime Rate (4% as of September 30, 2003), has no outstanding balance at September 30, 2003.

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

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at September 30, 2003, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash balance as of September 30, 2003, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the nine months ended September 30, 2003, the Partnership’s cash provided by operating activities totaled $1,834,000.

The $213,000 decrease in accounts receivable at September 30, 2003, compared to December 31, 2002, was primarily due to the collection of tenant rents and the reimbursement of tenant improvements from the reserve impound account.

The $111,000 increase in deferred costs and other fees at September 30, 2003, compared to December 31, 2002 was primarily due to lease commissions paid for new and renewal leases.

The $149,000 increase in prepaid expenses and other assets at September 30, 2003, compared to December 31, 2002, was primarily due to increases in prepaid insurance and impound accounts.

The $17,000 decrease in accounts payable and other liabilities at September 30, 2003, compared to December 31, 2002, was primarily due to payments of audit and tax preparation fees, offset by increase in accruals for property taxes and building operating expenses.

The $119,000 increase in prepaid rents at September 30, 2003, compared to December 31, 2002, was due to the receipt of October 2003 rents in September 2003.

Investing Activities

During the nine months ended September 30, 2003, the Partnership’s cash used for investing activities totaled $592,000, which included $398,000 for tenant improvements at One Vanderbilt and Carnegie Business Center I, and $194,000 for construction costs at Vanderbilt Tower.

Financing Activities

During the nine months ended September 30, 2003, the Partnership’s cash used for financing activities totaled $578,000, which consisted of $139,000 in principal payments on loans payable, and $439,000 paid to redeem 1,170 limited partnership units (“Units”).

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

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It was originally to be applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB deferred the June 15, 2003 date to the first fiscal year or interim period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB. This standard did not have a material impact on the financial statements or results of operations of the Partnership.

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date

	2003	2004	2005	2006	Thereafter	Total	Fair value

	(in thousands)
Secured Fixed Rate Debt	$48	$205	$2,160	$5,418	––	$7,831	$7,831
Average interest rate	8.82%	8.82%	8.98%	8.74%	––	8.81%

The Partnership believes that its interest rate risk profile has not changed significantly from December 31, 2002.

As of September 30, 2003, the Partnership had cash equivalents of $3,197,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. The Partnership does not own any derivative instruments. Declines in interest rates over time would reduce Partnership interest income.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.3	Agreement for Acquisition of Management Interests, dated December 20, 1994.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K (incorporated herein by reference):

None

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation a California corporation, its General Partner

Date: November 14, 2003		By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, President

Date: November 14, 2003	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, General Partner

Exhibit Index

10.3	Agreement for Acquisition of Management Interests, dated December 20, 1994.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.