Form 10-K
period 2003-12-31
RANCON REALTY FUND IV
filed 2004-03-30
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits: The index of exhibits is contained herein on page number 34.

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed twelve projects at Tri-City consisting of three office projects, one industrial property, and eight commercial properties. In 2002, one office building was sold. The Partnership’s properties are more fully described in Item 2.

As of December 31, 2003, the Partnership owned eleven rental properties, approximately one acre of land which is under construction, and approximately 21.5 acres of unimproved land (“Tri-City Properties”), all in the Tri-City master-planned development in San Bernardino, California.

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

In 2002, a total of 2,488 Units were redeemed at an average price of $334. In 2003, a total of 1,307 Units were redeemed at an average price of $375. As of December 31, 2003, there were 70,239 Units outstanding.

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

Working Capital

The Partnership’s practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserve to those of its competitors.

Other Factors

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (‘RWQCB”). Under an Access Agreement with the Partnership, methane monitoring is handled directly by the City. The City must submit to the RWQCB a final plan for both the cover improvements to the landfill and a gas collection system installation. This was due in January 2004. Also, in 2003 the County of San Bernardino Local Enforcement Agency (LEA) issued a tentative Notice and Order of Compliance directing the City to install gas collection systems. There is no immediate requirement to conduct clean closure of the site, and the Partnership is working directly with the City on the details of their plan with the RWQCB and the County. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.4 million square feet of office space and an overall vacancy rate of approximately 12% as of December 31, 2003, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 2003, the Partnership has approximately 155,000 square feet of office space with an average vacancy rate of 0.75%, approximately 178,000 square feet of retail space with an average vacancy rate of 0.8%, and approximately 62,000 square feet of R & D space with no vacancy.

Occupancy levels for the Partnership’s Tri-City buildings for each of the five years ended December 31, 2003, expressed as a percentage of the total net rentable square feet were as follows:

	2003	2002	2001	2000	1999
One Vanderbilt	95%	98%	76%	88%	88%
Carnegie Business Center I	100%	100%	97%	85%	77%
Service Retail Center	93%	93%	93%	100%	100%
Promotional Retail Center	100%	100%	100%	100%	100%
Inland Regional Center	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Office Max	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	100%	100%	60%	30%	N/A
Palm Court Retail #2	100%	100%	100%	N/A	N/A

Weighted average occupancy	99%	99%	94%	94%	94%

In 2003, management renewed eight leases totaling 65,181 square feet, and executed one new lease totaling 1,615 square feet. During 2004, there are eight leases totaling 51,728 square feet that are due to expire. Four tenants with 8,090 total square feet of space have extended their leases. One tenant occupying 39,380 square feet has indicated that they will renew their lease. Terms and conditions are being negotiated. The remaining three tenants occupying 4,258 total square feet of space have not yet indicated whether they plan to renew their leases or vacate the premises in 2004. Management, along with independent leasing brokers, is aggressively marketing the space.

The annual effective rents per square foot for each of the five years ended December 31, 2003 were as follows:

	2003	2002	2001	2000	1999
One Vanderbilt	$19.36	$17.43	$18.18	$18.51	$17.88
Carnegie Business Center I	$11.98	$11.65	$11.31	$10.49	$10.59
Service Retail Center	$17.22	$17.45	$17.03	$16.54	$16.34
Promotional Retail Center	$11.42	$11.03	$11.00	$10.74	$10.72
Inland Regional Center	$15.30	$15.30	$15.30	$14.43	$14.43
TGI Friday’s	$19.18	$19.18	$19.18	$19.18	$19.18
Circuit City	$14.72	$13.38	$13.38	$13.38	$13.38
Office Max	$12.34	$11.75	$11.75	$11.75	$11.75
Mimi’s Café	$13.17	$13.17	$13.17	$13.17	$13.17
Palm Court Retail #1	$22.11	$21.87	$23.25	$23.00	N/A
Palm Court Retail #2	$23.55	$22.87	$22.20	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

At December 31, 2003, the Partnership’s annual rental rates ranged from $15.24 to $21.60 per square foot for office space; $10.56 to $24.48 per square foot for retail space; and $10.56 to $12.72 per square foot for R&D space.

The Partnership’s Tri-City properties had the following tenants which occupied a significant portion of the net rentable square footage as of December 31, 2003:

Tenant	Comp USA	ITT Educational Center	PetsMart	Inland Regional Center	The University Of Phoenix, Inc.	Country Wide Home Loan	Fidelity National Title	Office Max	Circuit City
Building	Promotional Retail Center	Carnegie Business Center I	Promotional Retail Center	Inland Regional Center	One Vanderbilt	One Vanderbilt	One Vanderbilt	Office Max	Circuit City

Nature of Business	Computer Retail	Educational Services	Pet Retail	Social Services	Educational Facility	Mortgage Company	Title Company	Supplies Retail	Electronics Retail

Lease Term	10 years	12 years	15 years	13 years	10 years	1 year	5 years	15 years	20 years

Expiration Date	8/31/08	12/31/04	1/10/09	7/16/09	8/31/09	8/31/05	8/31/08	10/31/13	1/13/18

Square Feet	23,000	39,380	25,015	81,079	22,645	19,522	19,493	23,500	39,123

% of rentable total	5%	8%	5%	12%	6%	5%	5%	5%	8%

Annual Rent	$250,000	$474,000	$262,000	$1,240,000	$435,000	$415,000	$391,000	$290,000	$576,000

Future Rent Increases	N/A	3% annually	5% in 2004	6% every 2.5 years	3% annually	3% annually	3% annually	5% in 2008	Lesser of 10% or 5 yr. CPI every 5-years during lease term

Renewal Options	Two 5-year options	One 5-year option	One 5-year option	Four 5-year options	N/A	One 2-year option	One 5-year option	Four 5-year options	Four 5-year options

The lease term for ITT Educational Center will expire on 12/31/04. The tenant has indicated that they will extend the lease term for another quarter prior moving out of the building.

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust as of December 31, 2003:

Security	One Vanderbilt	Service Retail Center, Carnegie Business Center, Promotional Retail Center	IRC, Circuit City, TGI Friday’s
Principal balance at 12/31/03	$2,060,000	$5,722,000	$0

Interest Rate	9%	8.74%	Prime rate

Monthly payment	$20,141	$53,413	$0

Maturity date	1/1/05	5/1/06	4/15/04

Tri-City Land

As of December 31, 2003 the Partnership owned approximately 22.5 acres of land. Construction has commenced on an approximately one-acre parcel (discussed below). The remaining 21.5 acres is currently undeveloped. The Partnership anticipates developing and/or selling the parcels of this land by the end of next year.

The one-acre land parcel, known as Vanderbilt Plaza, is currently under construction. It is estimated to be completed in late 2004. The estimated construction cost for this 120,000 square foot four-story office building is approximately $10,000,000.

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (‘RWQCB”). Under an Access Agreement with the Partnership, methane monitoring is handled directly by the City. The City must submit to the RWQCB a final plan for both the cover improvements to the landfill and a gas collection system installation. This was due in January 2004. Also, in 2003 the County of San Bernardino Local Enforcement Agency (LEA) issued a tentative Notice and Order of Compliance directing the City to install gas collection systems. There is no immediate requirement to conduct clean closure of the site, and the Partnership is working directly with the City on the details of their plan with the RWQCB and the County. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that developing of this land is not practical.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Partnership’s Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2003, there were 8,609 holders of Partnership Units.

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

In 2003, the Partnership distributed $1,068,000 and $119,000 to the Limited Partners and General Partner from the proceeds of the sale of the Two Vanderbilt property as discussed below, respectively.

In 2002, the Partnership distributed $971,000 and $10,000 to the Limited Partners and General Partner from operations, respectively.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2003 (in thousands, except per Unit data):

	2003	2002	2001	2000	1999
Rental income	$7,124	$6,362	$6,058	$5,774	$5,450
Gain (loss) on sale of real estate	$—	$—	$—	$(23)	$253
Provision for impairment of real estate investments	$—	$—	$—	$(40)	$—
Income (loss ) from continuing operations	$1,001	$(360)	$(543)	$(675)	$(794)
Income from discontinued operations	$—	$5,172	$271	$323	$333
Net income (loss )	$1,001	$4,812	$(272)	$(352)	$(461)
Net income (loss) allocable to Limited Partners	$901	$4,556	$(272)	$(352)	$(474)
Net income (loss) per Unit	$12.72	$61.87	$(3.66)	$(4.60)	$(6.18)
Total assets	$34,619	$35,498	$37,224	$41,852	$43,769
Long-term obligations	$7,782	$7,970	$12,342	$15,551	$15,834
Cash distributions per Unit	$15.18	$13.20	$11.50	$10.00	$10.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Revenue

Rental income for the year ended December 31, 2003 increased $762,000, compared to the year ended December 31, 2002, primarily due to increases in rental rates.

Occupancy rates at the Partnership’s Tri-City properties at the end of each of the five years ended December 31, 2003 were as follows:

	2003	2002	2001	2000	1999
One Vanderbilt	95%	99%	76%	88%	88%
Carnegie Business Center I	100%	100%	97%	85%	77%
Service Retail Center	93%	93%	93%	100%	100%
Promotional Retail Center	100%	100%	100%	100%	100%
Inland Regional Center	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Office Max	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	100%	100%	60%	30%	N/A
Palm Court Retail #2	100%	100%	100%	N/A	N/A

Weighted average occupancy	99%	99%	94%	94%	94%

In 2003, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Center with a lease through December 2004; (ii) Countrywide Home Loan with a lease through August 2005; (iii) CompUSA with a lease through August 2008; (iv) Fidelity National Title with a lease through August 2008; (v) PetsMart with a lease through January 2009; (vi) Inland Regional Center with a lease through July 2009; (vii) The University of Phoenix, Inc. with a lease through August 2009; (viii) Office Max with a lease through October 2013; and (ix) Circuit City with a lease through January 2018. These nine tenants, in the aggregate, occupied approximately 293,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 74% of the rental income of the Partnership in 2003.

The 4% decrease in occupancy from December 31, 2002 to December 31, 2003 at One Vanderbilt was due to a 3,900 square foot tenant moving out when its lease term expired.

Interest and other income for the year ended December 31, 2003 decreased $14,000 from the year ended December 31, 2002, primarily due to a lower average invested cash balance as a result of distributions made to the General and Limited Partners in November 2002 and 2003, as well as decreases in interest rates.

Expenses

Interest expense decreased $73,000, or 9%, for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to a pay down on the Partnership’s line of credit in March 2002.

Expenses associated with undeveloped land decreased $544,000 during the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to a decrease in property taxes resulting from early payoff in 2002 of an annual assessment levied by the City of San Bernardino. The City of San Bernardino issued bonds which were used to fund land infrastructure costs. The Partnership benefited from these improvements and was responsible for a portion of the annual bond service costs. In 2002, the bonds were repaid which required the Partnership to incur a larger expense.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

Revenue

Rental income for the year ended December 31, 2002 increased $304,000 compared to the year ended December 31, 2001, primarily due to increases in occupancy at One Vanderbilt, Carnegie Business Center I and Palm Court Retail #1.

Occupancy rates at the Partnership’s Tri-City properties at the end of each of the five years ended December 31, 2002 were as follows:

	2002	2001	2000	1999	1998
One Vanderbilt	99%	76%	88%	88%	91%
Carnegie Business Center I	100%	97%	85%	77%	78%
Service Retail Center	93%	93%	100%	100%	95%
Promotional Retail Center	100%	100%	100%	100%	98%
Inland Regional Center	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Office Max	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	100%	60%	30%	N/A	N/A
Palm Court Retail #2	100%	100%	N/A	N/A	N/A

Weighted average occupancy	99%	94%	94%	94%	94%

In 2002, tenants at Tri-City occupying substantial portions of leased rental space included: (i) CompUSA with a lease through August 2003; (ii) ITT Educational Center with a lease through December 2004; (iii) PetsMart with a lease through January 2009; (iv) Inland Regional Center with a lease through July 2009; (v) The University of Phoenix, Inc. with a lease through August 2009; (vi) Office Max with a lease through October 2013; and (vii) Circuit City with a lease through January 2018. These seven tenants, in the aggregate, occupied approximately 254,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 60% of the rental income of the Partnership in 2002.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash of $3,312,000. The remainder of the Partnership’s assets consists primarily of its net investments in real estate, totaling approximately $29,361,000, which includes $27,568,000 in rental properties, $1,090,000 of construction in progress, and $703,000 of land held for development.

The Partnership’s primary liabilities at December 31, 2003 include loans payable, totaling approximately $7,782,000 which consist of two secured loans encumbering properties with an aggregate net book value of approximately $13,239,000 and with maturity dates of January 1, 2005 and May 1, 2006. These notes require monthly principal and interest payments of $20,000 and $53,000 and bear fixed interest rates of 8.744% and 9%. A line of credit, which bears interest at Prime Rate (4% as of December 31, 2003), has no outstanding balance at December 31, 2003.

On March 20, 2002, the Partnership sold the Two Vanderbilt property to an anchor tenant, Inland Empire Health Plan, who occupied 78% of the property for a sales price of $8,750,000. The sale generated net proceeds of approximately $8,382,000 and a gain on sale of approximately $5,120,000. The Partnership made a pay down on the line of credit of $4,200,000 from the sales proceeds and also made distributions to the Partners of $981,000, with the remaining cash added to the Partnership’s cash reserves.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2003, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash balance as of December 31, 2003, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2003, the Partnership’s cash provided by operating activities totaled $2,355,000.

The $180,000 decrease in accounts receivable at December 31, 2003, compared to December 31, 2002, was primarily due to the collection of tenant rents and the reimbursement of tenant improvements from the impound account.

The $150,000 decrease in deferred costs at December 31, 2003, compared to December 31, 2002 was primarily due to $120,000 of lease commissions paid for new and renewal leases, offset by $270,000 of amortization expense.

The $62,000 increase in prepaid expenses and other assets at December 31, 2003, compared to December 31, 2002, was primarily due to increases in prepaid insurance and impound accounts.

The $219,000 decrease in accounts payable and other liabilities at December 31, 2003, compared to December 31, 2002, was primarily due to payments of audit and tax preparation fees, offset by increases in accruals for building operating expenses.

The $58,000 increase in prepaid rents at December 31, 2003, compared to December 31, 2002, was due to the receipt of January 2004 rents in December 2003.

Investing Activities

During year ended December 31, 2003, the Partnership’s cash used for investing activities totaled $942,000, which included $509,000 primarily for tenant improvements at One Vanderbilt, Inland Regional Center and Carnegie Business Center I, and $433,000 for construction costs at Vanderbilt Tower.

Financing Activities

During the year ended December 31, 2003, the Partnership’s cash used for financing activities totaled $1,865,000, which consisted of $188,000 in principal payments on loans payable, $1,187,000 of distributions to the Limited Partners and General Partner, and $490,000 paid to redeem 1,307 limited partnership units (“Units”).

The Partnership has a line of credit with a total availability of $7.2 million. The line of credit is secured by first deeds of trust on Inland Regional Center, Circuit City and TGI Friday’s, requires monthly interest-only payments, carries a variable interest rate of “Prime Rate” (4% as of December 31, 2003), and has a maturity date of April 15, 2004. (see note 4 for terms of this line of credit). Currently, there is $0 drawn on this line of credit. The Partnership is currently negotiating with the lender to extend the Partnership’s line of credit for another two years and increase the availability of the Partnership’s line of credit to meet the funding for the construction cost at Vanderbilt Plaza which is approximately $10,000,000. As of December 31, 2003, the total construction cost was $579,000. The construction started in September 2003, and is estimated to be completed in late 2004.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on the Partnership’s financial position or results of operations.

Item 7A. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2004	2005	2006	Thereafter	Total	Fair value
	(in thousands)
Secured Fixed	$205	$2,160	$5,417	—	$7,782	$8,789
Average interest rate	8.82%	8.98%	8.74%	—	8.81%

As of December 31, 2003, the Partnership had cash equivalents of $2,997,000 invested in interest-bearing certificates of deposit. This investment is subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

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

Item 9A. Controls and procedures

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

Part III

Item 10. Directors and Executive Officers of the Partnership

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the General Partner of the Partnership. The executive officer and director of RFC is Daniel L. Stephenson who is Director, President, Chief Executive Officer and Chief Financial Officer.

Mr. Stephenson founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Item 11. Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units outstanding.

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (I.R.A.)	4 Units (direct)	*
Units	Daniel L. Stephenson Family Trust	100 Units (direct)	*

*	Less than 1 percent

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

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2003, the Partnership did not incur any expenses or costs reimbursable to RFC, Mr. Stephenson or any other affiliate of the Partnership.

Item 14. Principal Accountant Fees and Services

The Partnership was billed for $67,500 and $62,300 in 2003 and 2002, respectively for professional services rendered by the principal accountant in connection with the audit of the annual financial statements included on Form 10-K and review of the quarterly financial statements included on Form 10-Q. In 2002, the Partnership was also billed $64,500 for the re-audit of the fiscal years ended December 31, 2001 and 2000.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

(1)	Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Partners’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003 and Notes thereto

(3)	Exhibits:

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003) is incorporated herein by reference.

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

	By:	Rancon Financial Corporation
a California corporation
its General Partner

Date: March 30, 2004		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 30, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Independent Auditors’ Report

The General Partner

RANCON REALTY FUND IV, a California Limited Partnership:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

February 4, 2004

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands, except units outstanding)

	2003	2002
Assets
Investments in real estate:
Rental properties	$42,839	$42,330
Accumulated depreciation	(15,271)	(14,024)

Rental properties, net	27,568	28,306
Construction in progress	1,090	—
Land held for development	703	1,214

Total investments in real estate	29,361	29,520
Cash and cash equivalents	3,312	3,764
Accounts receivable	66	246
Deferred costs, net of accumulated amortization of $2,315 and $2,045 at December 31, 2003 and 2002, respectively	827	977
Prepaid expenses and other assets	1,053	991

Total assets	$34,619	$35,498

Liabilities and Partners’ Equity
Liabilities:
Notes payable	$7,782	$7,970
Accounts payable and other liabilities	241	460
Construction costs payable	146	—
Prepaid rent	58	—

Total liabilities	8,227	8,430

Commitments and contingent liabilities (Note 5)

Partners’ Equity:
General Partner	(571)	(552)
Limited partners, 70,239 and 71,546 limited partnership units outstanding at December 31, 2003 and 2002, respectively	26,963	27,620

Total partners’ equity	26,392	27,068

Total liabilities and partners’ equity	$34,619	$35,498

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

(in thousands, except per unit amounts and units outstanding)

	2003	2002	2001
Revenue
Rental income	$7,124	$6,362	$6,058
Interest and other income	60	74	101

Total revenue	7,184	6,436	6,159

Expenses
Operating	2,541	2,499	2,419
Interest expense	783	856	1,298
Depreciation and amortization	1,416	1,387	1,341
Expenses associated with undeveloped land	283	827	411
General and administrative	1,160	1,227	1,233

Total expenses	6,183	6,796	6,702

Income (loss) from continuing operations	1,001	(360)	(543)

Income from discontinued operations (including gain on sale of real estate of $5,120 in 2002)	—	5,172	271

Net income (loss)	$1,001	$4,812	$(272)

Basic and diluted net income (loss) per limited partnership unit:
Continuing operations	$12.72	$(4.89)	$(7.32)
Discontinued operations	—	66.76	3.66

Total basic and diluted net income (loss) per limited partnership unit	$12.72	$61.87	$(3.66)

Weighted average number of limited partnership units outstanding during each year	70,833	73,641	74,229

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	General Partner	Limited Partners	Total
Balance at December 31, 2000	$(703)	$26,238	$25,535
Retirement of limited partnership units	—	(170)	(170)
Net loss	—	(272)	(272)
Distributions ($11.50 per limited partnership unit)	(95)	(852)	(947)

Balance at December 31, 2001	(798)	24,944	24,146
Retirement of limited partnership units	—	(909)	(909)
Net income	256	4,556	4,812
Distributions ($13.20 per limited partnership unit)	(10)	(971)	(981)

Balance at December 31, 2002	(552)	27,620	27,068
Retirement of limited partnership units	—	(490)	(490)
Net income	100	901	1,001
Distributions ($15.18 per limited partnership unit)	(119)	(1,068)	(1,187)

Balance at December 31, 2003	$(571)	$26,963	$26,392

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,001	$4,812	$(272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on sales of real estate	—	(5,120)	—
Depreciation and amortization (including discontinued operations)	1,416	1,464	1,709
Amortization of loan fees, included in interest expense (including discontinued operations)	101	102	105
Changes in certain assets and liabilities:
Accounts receivable	180	(96)	41
Deferred costs	(120)	(146)	(322)
Prepaid expenses and other assets	(62)	57	(73)
Accounts payable and other liabilities	(219)	(276)	28
Prepaid rent	58	—	—

Net cash provided by operating activities	2,355	797	1,216

Cash flows from investing activities:
Net proceeds from sales of real estate	—	8,382	179
Net additions to real estate investments	(1,088)	(615)	(437)
Construction costs payable	146	—	—
Decrease in restricted cash	—	—	284

Net cash (used for) provided by investing activities	(942)	7,767	26

Cash flows from financing activities:
Notes payable principal payments	(188)	(4,372)	(10,409)
Proceeds from Line of Credit	—	—	7,200
Distributions to partners	(1,187)	(981)	(1,005)
Retirement of limited partnership units	(490)	(909)	(170)

Net cash used for financing activities	(1,865)	(6,262)	(4,384)

Net (decrease) increase in cash and cash equivalents	(452)	2,302	(3,142)
Cash and cash equivalents at beginning of year	3,764	1,462	4,604

Cash and cash equivalents at end of year	$3,312	$3,764	$1,462

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding capitalized interest)	$711	$773	$1,193

Interest capitalized	$13	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

In 2003, a total of 1,307 Units were redeemed at an average price of $375. As of December 31, 2003, there were 70,239 Units outstanding.

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

December 31, 2003 and 2002

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($654,000, $699,000 and $676,000 in 2003, 2002 and 2001, respectively); (ii) sales fees of 2% for improved properties and 4% for land ( $175,000 and $8,000 in 2002 and 2001, respectively); (iii) a refinancing fee of 1% ($72,000 in 2001) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. The General Partner has assigned any distributions it receives to Glenborough. Such distributions were $119,000, $10,000 and $95,000 in 2003, 2002 and 2001, respectively. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

December 31, 2003 and 2002

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured mortgage loans as of December 31, 2003, would be approximately $8,789,000.

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

December 31, 2003 and 2002

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

Concentration Risk

One tenant represented 17%, 19% and 20% of rental income for the years ended December 31, 2003, 2002 and 2001, respectively.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on the Partnership’s financial position or results of operatio

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Land	$4,236	$4,236
Buildings	28,375	28,369
Leasehold and other improvements	10,228	9,725

	42,839	42,330
Less: accumulated depreciation	(15,271)	(14,024)

Total rental properties, net	$27,568	$28,306

At December 31, 2003, the Partnership’s rental properties included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

On March 20, 2002, the Partnership sold the Two Vanderbilt property to an anchor tenant, Inland Empire Health Plan, who occupied 78% of the property for a sales price of $8,750,000. The sale generated net proceeds of approximately $8,382,000 and a gain on sale of approximately $5,120,000. The Partnership made a pay down on the line of credit of $4,200,000 from the sales proceeds and also made distributions to the Partners of $981,000, with the remaining cash added to the Partnership’s cash reserves.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2002, net income and gain or loss on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2002 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented.

Below is a summary of the results of operations of Two Vanderbilt through its disposition date (dollars in thousands):

	Years ended December 31,
	2002(1)	2001
Rental income	$267	$1,235

Operating expenses	139	596
Depreciation and amortization	76	368

Total expenses	215	964

Income before net gain on sale of real state	52	271
Net gain on sales of real estate	5,120	—

Discontinued operations	$5,172	$271

(1)	Reflects 2002 operations through date of sale.

Construction in progress consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Tri-City Corporate Centre, San Bernardino, CA (approximately 1 acre of land with a cost basis of $511,000)	$1,090	$—

Construction in progress increased primarily due to the transfer of land held for development at Vanderbilt Plaza to construction in progress in 2003.

The one-acre land parcel, known as Vanderbilt Plaza, is currently under construction. The construction started in September 2003, and is estimated to be completed in late 2004. The estimated construction cost for this 120,000 square foot four-story office building is approximately $10,000,000. The Partnership is currently negotiating with the lender to extend the Partnership’s line of credit for another two years, and increase the availability of the Partnership’s line of credit to meet the funding for this construction cost. As of December 31, 2003, the total construction cost was $579,000.

Land held for development consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Tri-City Corporate Centre, San Bernadino, CA (21.5 and 22.5 acres in 2003 and 2002, respectively)	$703	$1,214

Land held for development decreased primarily due to the transfer of Vanderbilt Plaza to construction in progress.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 4. NOTES PAYABLE

Notes payable as of December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53.	$5,722	$5,857

Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005.	2,060	2,113

Total notes payable	$7,782	$7,970

Both loans may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the loan is repaid within six months of the maturity date.

The Partnership has a line of credit with a total availability of $7.2 million. The line of credit is secured by first deeds of trust on Inland Regional Center, Circuit City and TGI Friday’s, requires monthly interest-only payments, carries a variable interest rate of “Prime Rate” (4% as of December 31, 2003), and has a maturity date of April 15, 2004. Currently, there is $0 drawn on this line of credit (as discussed in Note 3 above). The Partnership is currently negotiating with the lender to extend the Partnership’s line of credit for another two years, and increase the availability of the Partnership’s line of credit to meet the funding for the construction cost at Vanderbilt Plaza which is approximately $10,000,000. As of December 31, 2003, the total construction cost was $579,000. The construction started in September 2003, and is estimated to be completed in late 2004.

The annual maturities of the Partnership’s notes payable subsequent to December 31, 2003 are as follows (in thousands):

2004	$205
2005	2,160
2006	5,417

Total	$7,782

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

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (‘RWQCB”). Under an Access Agreement with the Partnership, methane monitoring is handled directly by the City. The City must submit to the RWQCB a final plan for both the cover improvements to the landfill and a gas collection system installation. This was due in January 2004. Also, in 2003 the County of San Bernardino Local Enforcement Agency (LEA) issued a tentative Notice and Order of Compliance directing the City to install gas collection systems. There is no immediate requirement to conduct clean closure of the site, and the Partnership is working directly with the City on the details of their plan with the RWQCB and the County. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that developing of this land is not practical.

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods)

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at December 31, 2003, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 6. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$5,895
2005	5,099
2006	4,307
2007	4,118
2008	3,771
Thereafter	8,902

Total	$32,092

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $1,281,000, $919,000 and $723,000 for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts are included as rental income in the accompanying consolidated statements of operations.

Note 7. TAXABLE INCOME (LOSS)

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation for the years ended December 31, 2003, 2002 and 2001 of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2003	2002	2001
Net income (loss) as reported in the accompanying consolidated financial statements	$1,001	$4,812	$(272)
Financial reporting depreciation in excess of tax reporting depreciation*	230	130	166
Gain on sale of property in excess of recognized gain for tax reporting*	—	(2,115)	(226)
Property taxes capitalized for tax reporting*	81	207	206
Expenses of undeveloped land capitalized for tax*	—	827	411
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	522	(1,414)	(172)

Net income (loss) for federal income purposes*	$1,834	$2,447	$(113)

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Partners’ equity as reported in the accompanying consolidated financial statements*	$26,392	$27,068
Cumulative provision for impairment of investments in real estate	9,675	9,675
Tax basis adjustment from partner redemption*	(2,081)	(2,081)
Tax basis investment in Partnership*	5,538	6,013
Financial reporting depreciation in excess of tax reporting depreciation*	4,172	3,944
Net difference in capitalized costs of development*	1,366	1,360
Syndication costs*	314	314
Operating expenses recognized in a different period for financial reporting than for income tax reporting, net*	(3,422)	(4,496)

Partners’ capital for federal income tax purposes*	$41,954	$41,797

*	Unaudited

Note 8. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
Revenues
Rental income	$1,639	$1,931	$1,714	$1,840
Interest and other income	12	16	16	16

Total revenues	1,651	1,947	1,730	1,856

Expenses
Operating	632	625	695	589
Interest expense	201	199	196	187
Depreciation and amortization	335	343	362	376
Expenses associated with undeveloped land	77	77	66	63
General and administrative	267	294	297	302

Total expenses	1,512	1,538	1,616	1,517

Net income	$139	$409	$114	$339

Basic and diluted net income per limited partnership unit:	$1.75	$5.18	$1.47	$4.32

Weighted average number of limited partnership units outstanding during each period	71,402	71,050	70,569	70,312

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	Quarter Ended (unaudited)
	March 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002
Revenues
Rental income	$1,472	$1,692	$1,517	$1,681
Interest and other income	4	25	25	20

Total revenues	1,476	1,717	1,542	1,701

Expenses
Operating	577	603	685	634
Interest expense	248	204	203	201
Depreciation and amortization	348	348	346	345
Expenses associated with undeveloped land	109	570	108	40
General and administrative	234	360	272	361

Total expenses	1,516	2,085	1,614	1,581

Income (loss) from continuing operations	$(40)	$(368)	$(72)	$120

Income (loss) from discontinued operations (including gain on sale of real estate of $5,120 in Q1 2002)	5,192	(20)	—	—

Net income (loss)	$5,152	$(388)	$(72)	$120

Basic and diluted net income (loss) per limited partnership unit:
Continuing operations	$(0.54)	$(4.98)	$(0.93)	$1.56
Discontinued operations	66.67	(0.18)	—	0.27

Total basic and diluted net income (loss) per limited partnership unit	$66.13	$(5.16)	$(0.93)	$1.83

Weighted average number of limited partnership units outstanding during each period	73,991	73,897	73,749	72,926

Note 9. SUBSEQUENT EVENTS

In January 22, 2004, the Partnership entered into a contract with an unaffiliated entity for the sale of 2 lots totaling approximately 5.5 acres for a price of $1,929,500. The two lots are known as Brier Business Center I and Brier Plaza. The closing date is estimated to be April 6, 2004.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2003
Description	Encum- brances		Land	Buildings and Improve- ments	Improve- ments	Carrying Cost	Land	Buildings and Improve- ments	(a) Total	Accum- ulated Depre- ciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Commercial Office Complexes, San Bernardino County, CA:
One Vanderbilt	$2,060		$572	$—	$10,062	$—	$572	$10,062	$10,634	$6,114	11/30/85	11/06/84	3-40 yrs.
Carnegie Business Center I		(b)	380	—	5,573	—	380	5,573	5,953	3,394	7/31/86	11/06/84	3-40 yrs.
Inland Regional Center	—		608	—	7,901	—	946	7,563	8,509	1,452	1/96	6/26/87	10-40 yrs.
Provision for impairment of real estate	—		—	—	(1,678)	—	(196)	(1,482)	(1,678)	—

	2,060		1,560	—	21,858	—	1,702	21,716	23,418	10,960

Commercial Retail Space, San Bernardino County, CA:
Service Retail Center		(b)	300	—	1,884	—	300	1,884	2,184	908	7/31/86	11/06/84	3-40 yrs.
Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail		(b)	811	—	5,991	—	811	5,991	6,802	1,550	2/01/93	11/06/84	10-40 yrs.
Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)	—
TGI Friday’s	—		181	1,624		—	181	1,624	1,805	277	N/A	2/28/97	40 yrs.
Circuit City	—		284	—	3,597	—	454	3,427	3,881	883	7/96	11/06/84	20-40 yrs.
Office Max	—		324	2,045	(53)	—	276	2,040	2,316	349	7/98	11/06/84	40 yrs.
Mimi’s Café	—		149	675	66	—	154	736	890	123	7/98	11/06/84	40 yrs.
Palm Court Retail #1	—		194	617	114	—	194	731	925	99	7/98	11/06/84	40 yrs.
Palm Court Retail #2	—		212	636	139	—	212	775	987	122	7/98	11/06/84	40 yrs.

	5,722		2,455	5,597	11,369	—	2,534	16,887	19,421	4,311

Construction in progress:
San Bernardino County, CA:
1 acre - Tri-City	—		511	—	579	—	1,090	—	1,090	—	11/03	11/06/84	N/A

	—		511	—	579	—	1,090	—	1,090	—

Land Held for Development:
San Bernardino County, CA:
21.5 acres - Tri-City	—		3,675	—	4,656	—	8,331	—	8,331	—	N/A	11/06/84	N/A
Provision for impairment of real estate	—		(2,972)	—	(4,656)	—	(7,628)	—	(7,628)	—

	—		703	—	—	—	703	—	703	—

	$7,782		$5,229	$5,597	$33,806	$—	$6,029	$38,603	$44,632	$15,271

(a)	The aggregate cost of land and buildings for federal income tax purposes is $ 56,561 (unaudited).
(b)	Service Retail Centre, Carnegie Business Center I and Promotional Retail Center are collateral for debt in the aggregate amount of $5,723

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Investments in real estate
Balance at beginning of year	$43,544	$50,558	$50,300
Additions during year:
Purchases and improvements	1,088	615	437
Sales of real estate	—	(7,629)	(179)

Balance at end of year	$44,632	$43,544	$50,558

Accumulated depreciation
Balance at beginning of year	$14,024	$17,117	$15,644
Additions charged to expense	1,247	1,278	1,473
Sales of real estate	—	(4,371)	—

Balance at end of year	$15,271	$14,024	$17,117

See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003), is incorporated herein by reference.

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.