Form 10-Q
period 2004-03-31
RANCON REALTY FUND IV
filed 2004-05-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Total number of units outstanding as of May 14, 2004: 69,766

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets

Investments in real estate:
Rental properties	$43,112	$42,839
Accumulated depreciation	(15,610)	(15,271)

Rental properties, net	27,502	27,568

Construction in progress	4,848	1,090
Land held for development	272	703
Land held for sale	431	—

Total investments in real estate	33,053	29,361

Cash and cash equivalents	548	3,312
Accounts receivable	32	66
Deferred costs, net of accumulated amortization of $2,383 and $2,315 at March 31, 2004 and December 31, 2003, respectively	759	827
Prepaid expenses and other assets	1,102	1,053

Total assets	$35,494	$34,619

Liabilities and Partners’ Equity

Liabilities:
Notes payable	$7,733	$7,782
Accounts payable and other liabilities	278	241
Construction costs payable	975	146
Prepaid rents	113	58

Total liabilities	9,099	8,227

Commitments and contingent liabilities (Note 5)

Partners’ Equity:
General Partner	(620)	(571)
Limited partners, 69,860 and 70,239 limited partnership units outstanding at March 31, 2004 and December 31, 2003, respectively	27,015	26,963

Total partners’ equity	26,395	26,392

Total liabilities and partners’ equity	$35,494	$34,619

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue
Rental income	$1,707	$1,639
Interest and other income	11	12

Total revenue	1,718	1,651

Expenses
Operating	597	632
Interest expense	139	201
Depreciation and amortization	382	335
Expenses associated with undeveloped land	63	77
General and administrative	296	267

Total expenses	1,477	1,512

Net income	$241	$139

Basic and diluted net income per limited partnership unit	$3.11	$1.75

Weighted average number of limited partnership units outstanding during each period	69,998	71,402

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2004

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance at December 31, 2003	$(571)	$26,963	$26,392
Redemption of limited partnership units	—	(166)	(166)
Net income	23	218	241
Distributions	(72)	—	(72)

Balance at March 31, 2004	$(620)	$27,015	$26,395

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:

Net income	$241	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382	335
Amortization of loan fees, included in interest expense	25	26
Changes in certain assets and liabilities:
Accounts receivable	34	218
Deferred financing costs and other fees	—	(39)
Prepaid expenses and other assets	(49)	(4)
Accounts payable and other liabilities	37	14
Prepaid rents	55	272

Net cash provided by operating activities	725	961

Cash flows from investing activities:

Net additions to real estate	(3,202)	(308)

Cash flows from financing activities:

Notes payable principal payments	(49)	(45)
Distributions to General Partner	(72)	—
Redemption of limited partnership units	(166)	(77)

Net cash used for financing activities	(287)	(122)

Net (decrease) increase in cash and cash equivalents	(2,764)	531

Cash and cash equivalents at beginning of period	3,312	3,764

Cash and cash equivalents at end of period	$548	$4,295

Supplemental disclosure of cash flow information:
Cash paid for interest	$172	$191

Interest capitalized	$58	$—

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

During the three months ended March 31, 2004, a total of 379 units of limited partnership interest (“Units”) were redeemed at an average price of $437. As of March 31, 2004, there were 69,860 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2004 and December 31, 2003, the related consolidated statements of operations for the three months ended March 31, 2004 and 2003, partners’ equity for the three months ended March 31, 2004, and cash flows for the three months ended March 31, 2004 and 2003.

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

(Unaudited)

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

In January 2004, the General Partner received a distribution true-up totaling $71,877 which applied to the years of 2001 and 2002. The true-up primarily resulted from the difference between estimated and actual revenue and expenses for the month of December in 2001 and 2002 which were used to calculate the General Partner distribution in 2003.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($166,000 and $148,000 in the first quarter of 2004 and 2003, respectively); (ii) sales fees of 2% for improved properties and 4% for land ($175,000 in the first quarter of 2003); (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. The General Partner has assigned any distributions it receives to Glenborough. Such distributions were $72,000 and $0 during the three months ended March 31, 2004 and 2003, respectively. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

(Unaudited)

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

Land Held for Development, Land Held for Sale, and Construction in Progress

Land held for development and construction in progress are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Land held for sale is presented at the lower of cost or estimated fair value less costs to sell upon the classification as held for sale. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing for further development.

Interest, property taxes and insurance related to property constructed by the Partnership are capitalized during periods of construction.

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured notes payable as of March 31, 2004, and December 31, 2003 are approximately $8,577,000 and $8,789,000, respectively.

Deferred Costs

Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreements.

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

(Unaudited)

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

Concentration Risk

One tenant represented 22% and 21% of rental income for the three months ended March 31, 2004 and 2003, respectively.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 Revised did not have any impact on the consolidated financial statements of the Partnership, since the Partnership has not entered into any arrangements with VIEs.

Reference to 2003 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the December 31, 2003 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Land	$4,236	$4,236
Buildings	28,375	28,375
Leasehold and other improvements	10,501	10,228

	43,112	42,839
Less: accumulated depreciation	(15,610)	(15,271)

Total rental properties, net	$27,502	$27,568

At March 31, 2004, the Partnership’s rental properties included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

Construction in progress consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 1 acre of land with a cost basis of $511,000)	$4,848	$1,090

Construction in progress increased primarily due to the development at Vanderbilt Plaza. The one-acre land parcel, known as Vanderbilt Plaza, is currently under construction. The construction started in September 2003, and is estimated to be completed in late 2004. The estimated construction cost for this 120,000 square foot four-story office building is approximately $10,000,000. In April, the Partnership extended the Partnership’s line of credit for three years to April 15, 2007, and increased the availability to $11,400,000 (as discussed in Note 4 below) to provide funding for the construction costs at Vanderbilt Plaza. As of March 31, 2004, construction costs of $4,337,000 had been incurred.

Land held for development consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 16 and 21.5 acres in 2004 and 2003, respectively)	$272	$703

Land held for development decreased primarily due to the conversion of 5.5 acres from land held for development to land held for sale during the three months ended March 31, 2004. See below for further discussion.

As of March 31, 2004, the Partnership owns approximately 16 acres of land held for development. Approximately 15 acres are part of a landfill monitoring program handled by the City of San Bernardino (as discussed in Note 5 below). As a result, at this time the Partnership believes that development of this landfill is not practical. The remaining one acre is currently undeveloped. Occupancies and rental rates in the Tri-City market remain consistently high. The Partnership’s plan is to develop more properties on the remaining one acre of unimproved land to generate more operating income for the Partnership in this fast-growing market.

Land held for sale consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 5.5 acres in 2004)	$431	$—

On January 22, 2004, the Partnership entered into a contract with ITT Educational Center, a tenant located at Carnegie Business Center I, for the sale of two lots totaling approximately 5.5 acres for a price of $1,929,500. The two lots are known as Brier Business Center I and Brier Plaza. On April 19, 2004, the sale closed and generated net proceeds of approximately $1,777,000, and a gain on sale of approximately $1,347,000. The Partnership added the proceeds to its cash reserves for the development of Vanderbilt Plaza. In April 2004, the Partnership paid Glenborough a disposition fee of approximately $77,000 for this land sale. ITT Educational Center is not an affiliate of the Partnership or any of its partners.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. NOTES PAYABLE

Notes payable as of March 31, 2004 and December 31, 2003 were as follows (in thousands):

	2004	2003
Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.744% fixed rate loan with a 25-year amortization, requiring monthly payments of principal and interest totaling $53.	$5,687	$5,722
Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005.	2,046	2,060

Total notes payable	$7,733	$7,782

Both loans may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if the loans are repaid within six months of the maturity dates of the loans. The Partnership’s plan is to either sell the properties or refinance the properties with lower interest rate loans to pay off those high interest rate loans when the prepayment penalty periods end at July 1, 2004 and November 1, 2005, respectively.

As of March 31, 2004, the Partnership had a line of credit with an outstanding balance of $0 with total availability of $7.2 million. The line of credit is secured by first deeds of trust on Inland Regional Center, Circuit City and TGI Friday’s, required monthly interest-only payments, carried a variable interest rate of “Prime Rate” (4% as of March 31, 2004), and had a maturity date of April 15, 2004. As of March 31, 2004, there was $0 drawn on this line of credit. In April 2004, the maturity date was extended. See Note 6 for further discussion.

The annual maturities of the Partnership’s notes payable subsequent to March 31, 2004 are as follows (in thousands):

2004	156
2005	2,160
2006	5,417

Total	$7,733

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

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (‘RWQCB”). Under an Access Agreement with the Partnership, methane monitoring is handled directly by the City. The City must submit to the RWQCB a final plan for both the cover improvements to the landfill and a gas collection system installation. Also, in 2003 the County of San Bernardino Local Enforcement Agency (LEA) issued a tentative Notice and Order of Compliance directing the City to install gas collection systems. There is no immediate requirement to conduct clean closure of the site, and the Partnership is working directly with the City on the details of their plan with the RWQCB and the County. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 2004, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 6. SUBSEQUENT EVENTS

On January 22, 2004, the Partnership entered into a contract with ITT Educational Center, a tenant located at Carnegie Business Center I, for the sale of two lots totaling approximately 5.5 acres for a price of $1,929,500. The two lots are known as Brier Business Center I and Brier Plaza. On April 19, 2004, the sale closed and generated net proceeds of approximately $1,777,000, and a gain on sale of approximately $1,347,000. The Partnership added the proceeds to its cash reserves for the development of Vanderbilt Plaza. In April, the Partnership paid Glenborough a disposition fee of approximately $77,000 for this land sale. ITT Educational Center is not an affiliate of the Partnership or any of its partners.

In April 2004, the Partnership extended the maturity date on the Partnership’s line of credit for three years to April 15, 2007, and increased the availability to $11,400,000 to provide the funding for the construction costs at Vanderbilt Plaza which are estimated to be $10,000,000. As of March 31, 2004, construction costs of $4,337,000 had been incurred. The construction began in September 2003 and is estimated to be completed in late 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

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

Overview

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed twelve projects at Tri-City consisting of three office projects, one industrial property, and eight commercial properties. In 2002, one office building was sold. The Partnership’s properties are more fully described below.

As of March 31, 2004, the Partnership owned eleven rental properties, approximately one acre of land which is under construction, approximately 16 acres of unimproved land (“Tri-City Properties”), and 5.5 acres of land held for sale, all in the Tri-City master-planned development in San Bernardino, California.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.4 million square feet of office space and an overall vacancy rate of approximately 12% as of March 31, 2004, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at March 31, 2004, the Partnership has approximately 155,000 square feet of office space with an average vacancy rate of 2.53%, approximately 178,000 square feet of retail space with an average vacancy rate of 0.8%, and approximately 62,000 square feet of R & D space with no vacancy.

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

Occupancy rates at the Partnership’s Tri-City properties as of March 31, 2004 and 2003 were as follows:

	2004	2003
One Vanderbilt	95%	99%
Service Retail Center	93%	93%
Carnegie Business Center I	100%	100%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	100%
Palm Court Retail #2	100%	100%

Weighted average occupancy	99%	99%

As of March 31, 2004, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Center with a lease through December 2004 (see below for discussion); (ii) Countrywide Home Loan with a lease through August 2005; (iii) CompUSA with a lease through August 2008; (iv) Fidelity National Title with a lease through August 2008; (v) PetsMart with a lease through January 2009; (vi) Inland Regional Center with a lease through July 2009; (vii) The University of Phoenix, Inc. with a lease through August 2009; (viii) Office Max with a lease through October 2013; and (ix) Circuit City with a lease through January 2018. These nine tenants, in the aggregate, occupied approximately 293,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 74% of the rental income of the Partnership during the first quarter of 2004.

ITT Educational Center has indicated that they will extend their lease term for another quarter prior to moving out of the building. In April 2004, ITT Education Center purchased two unimproved lots known as Brier Business Center I and Brier Plaza from the Partnership for a price of $1,929,500 (as discussed in the Notes to Consolidated Financial Statements in Item 1). Management is aggressively marketing this office space at Carnegie Business Center I where ITT Educational Center is located.

The 4% decrease in occupancy from March 31, 2003 to March 31, 2004 at One Vanderbilt was due to a tenant of 6,800 square feet moving out upon its lease expiration, offset by the expansion of an existing tenant into approximately 3,000 square feet of previously vacant space.

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust as of March 31, 2004:

Security	One Vanderbilt	Service Retail Center, Carnegie Business Center, Promotional Retail Center	IRC, Circuit City, TGI Friday’s
Principal balance at 12/31/03	$2,046,000	$5,687,000	$0
Interest Rate	9%	8.74%	Prime rate
Monthly payment	$20,141	$53,413	$0
Maturity date	1/1/05	5/1/06	4/15/04

Both loans may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if the loans are repaid within six months of the maturity dates of the loans. The Partnership’s plan is to either sell the properties or refinance the properties with lower interest rate loans to pay off those high interest rate loans when the prepayment penalty periods end at July 1, 2004 and November 1, 2005, respectively.

As of March 31, 2004, the Partnership had a line of credit with a total availability of $7.2 million. The line of credit is secured by first deeds of trust on Inland Regional Center (IRC), Circuit City and TGI Friday’s, required monthly interest-only payments, carried a variable interest rate of “Prime Rate” (4% as of March 31, 2004), and had a maturity date of April 15, 2004. As of March 31, 2004, there was $0 drawn on this line of credit. In April 2004, the maturity date was extended. See Note 6 for further discussion.

Tri-City Land

As of March 31, 2004, the Partnership owned approximately 21.5 acres of land. Construction has commenced on an approximately one-acre parcel (as discussed below). Approximately 5.5 acres was sold in April 2004 (as discussed below). The remaining 16 acres was undeveloped (as discussed below).

The one-acre land parcel, known as Vanderbilt Plaza, is currently under construction. The construction began in September 2003 and is estimated to be completed in late 2004. The estimated construction cost for this 120,000 square foot four-story office building is approximately $10,000,000.

On January 22, 2004, the Partnership entered into a contract with ITT Educational Center, a tenant located at Carnegie Business Center I, for the sale of two lots totaling approximately 5.5 acres for a price of $1,929,500. The two lots are known as Brier Business Center I and Brier Plaza. On April 19, 2004, the sale closed and generated net proceeds of approximately $1,777,000, and a gain on sale of approximately $1,347,000. The Partnership added the proceeds to its cash reserves for the development of Vanderbilt Plaza. In April, the Partnership paid Glenborough a disposition fee of approximately $77,000 for this land sale. ITT Educational Center is not an affiliate of the Partnership.

As of March 31, 2004, the Partnership owns approximately 16 acres of land held for development. Approximately 15 acres are part of a landfill monitoring program handled by the City of San Bernardino (as discussed below). As a result, at this time the Partnership believes that development of this landfill is not practical. The remaining one acre is currently undeveloped. Occupancies and rental rates in the Tri-City market remain consistently high. The Partnership’s plan is to develop more properties on the remaining one acre of unimproved land to generate more operating income for the Partnership in this fast-growing market

This approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under an Access Agreement with the Partnership, methane monitoring is handled directly by the City. The City must submit to the RWQCB a final plan for both the cover improvements to the landfill and a gas collection system installation. Also, in 2003 the County of San Bernardino Local Enforcement Agency (LEA) issued a tentative Notice and Order of Compliance directing the City to install gas collection systems. There is no immediate requirement to conduct clean closure of the site, and the Partnership is working directly with the City on the details of their plan with the RWQCB and the County. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that developing of this land is not practical.

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

Revenue

Rental income for the three months ended March 31, 2004 increased $68,000, compared to the three months ended March 31, 2003, primarily due to an increase in rental rates and expense reimbursements.

Expenses

Operating expenses decreased $35,000, or 6%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to a decrease in utility costs resulting from lighting retrofit at Inland Regional Center.

Interest expense decreased $62,000, or 31%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to interest capitalized during construction at Vanderbilt Plaza.

Depreciation and amortization increased $47,000, or 14%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to additions to tenant improvements and lease commissions.

Expenses associated with undeveloped land decreased $14,000, or 18%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to property taxes and insurance capitalized during construction at Vanderbilt Plaza.

General and administrative expenses increased $29,000, or 11%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to an increase in investor service expenses related to printing and postage, as well as an understatement of asset management fees of $15,000 in the 1st quarter of 2003, which were corrected in the 2nd quarter of 2003.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2003 audited consolidated financial statements and the notes thereto.

At March 31, 2004, the Partnership had cash of $548,000. The remainder of the Partnership’s assets consisted primarily of its net investments in real estate, totaling approximately $33,053,000, which included $27,502,000 in rental properties, $4,848,000 in construction in progress, $272,000 in land held for development, and $431,000 in land held for sale.

The Partnership’s primary liabilities at March 31, 2004 included loans payable, totaling approximately $7,733,000 which consist of two secured loans encumbering properties with an aggregate net book value of approximately $13,284,000 and with maturity dates of January 1, 2005 and May 1, 2006. These notes require monthly principal and interest payments of $20,000 and $53,000 and bear fixed interest rates of 8.744% and 9%. A line of credit, which bears interest at Prime Rate (4% as of March 31, 2004), has no outstanding balance at March 31, 2004. In April, the Partnership extended the line of credit maturity date from April 15, 2004 to April 14, 2007, and increased the availability from $7,200,000 to $11,400,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2004, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash balance as of March 31, 2004, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2004, the Partnership’s cash provided by operating activities totaled $725,000.

The $34,000 decrease in accounts receivable at March 31, 2004, compared to December 31, 2003, was primarily due to collections of rents receivable.

The $49,000 increase in prepaid expenses and other assets at March 31, 2004, compared to December 31, 2003, was primarily due to prepayments of property taxes, and an increase in prepaid insurance, offset by a decrease in impound accounts resulting from payments of property taxes.

The $37,000 increase in accounts payable and other liabilities at March 31, 2004, compared to December 31, 2003, was primarily due to increase in accruals for redemptions, offset by payments of tax preparation fees.

The $55,000 increase in prepaid rents at March 31, 2004, compared to December 31, 2003, was due to the receipt of April 2004 rents in March 2004.

Investing Activities

During the three months ended March 31, 2004, the Partnership’s cash used for investing activities totaled $3,202,000, which included $273,000 primarily for building and tenant improvements at One Vanderbilt, Inland Regional Center and Service Retail, and $2,929,000 for construction costs at Vanderbilt Plaza.

Financing Activities

During the three months ended March 31, 2004, the Partnership’s cash used for financing activities totaled $287,000, which consisted of $49,000 in principal payments on the loans payable, $72,000 for General Partner distribution true-up for the years of 2001 and 2002, and $166,000 paid to redeem 379 limited partnership units.

In January 2004, the General Partner received a distribution true-up totaling $71,877 which applied to the years of 2001 and 2002. The true-up primarily resulted from the difference between estimated and actual revenue and expenses for the month of December in 2001 and 2002 which were used to calculate the General Partner distribution in 2003.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s expectation to meet its short-term liquidity requirements generally through its cash generated by operations;

•	The Partnership’s belief that cash generated by its operations will be adequate to meet its operating requirements in both the short and the long-term;

•	The Partnership’s plan to develop one or more properties to generate more operating income; and

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas; and

•	continuing threat of terrorist attacks.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed below under Risk Factors. The Partnership assumes no obligation to update any forward looking-statement or statements.

Risk Factors

Market Fluctuations in Rental Rates and Occupancy Could Adversely Affect Our Operations

As leases turn over, our ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space (including sublease space offered by tenants who have vacated space in competing buildings prior to the expiration of their lease term), and the level of improvements which may be required at the property. We cannot assure you that the rental rates we obtain in the future will be equal to or greater than those obtained under existing contractual commitments. If we cannot lease all or substantially all of the expiring space at our properties promptly, or if the rental rates are significantly lower than expected, then our results of operations and financial condition could be negatively impacted.

Tenants’ Defaults Could Adversely Affect Our Operations

Our ability to manage our assets is subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply, which in some instances may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations to us could adversely affect our results of operations and financial condition.

Potential Liability Due to Environmental Matters

Under federal, state and local laws relating to protection of the environment, or Environmental Laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances on the property. These owners may be required to investigate and clean-up the contamination on the property as well as the contamination which has migrated from the property. Environmental Laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of the contamination. This liability may be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated. These restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of those substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

Our tenants generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify us against any environmental liability arising from their activities on the properties. However, we could be subject to strict liability by virtue of our ownership interest in the properties. Also, tenants may not satisfy their indemnification obligations under the leases. We are also subject to the risk that:

•	any environmental assessments of our properties may not have revealed all potential environmental liabilities,

•	any prior owner or prior or current operator of these properties may have created an environmental condition not known to us, or

•	an environmental condition may otherwise exist as to any one or more of these properties.

Any one of these conditions could have an adverse effect on our results of operations and financial condition. Moreover, future environmental laws, ordinances or regulations may have an adverse effect on our results of operations and financial condition. Also, the current environmental condition of those properties may be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

Environmental Liabilities May Adversely Affect Operating Costs and Ability to Borrow

The obligation to pay for the cost of complying with existing Environmental Laws as well as the cost of complying with future legislation may affect our operating costs. In addition, the presence of petroleum products or other hazardous or toxic substances at any of our properties, or the failure to remediate those properties properly, may adversely affect our ability to borrow by using those properties as collateral. The cost of defending against claims of liability and the cost of complying with Environmental Laws, including investigation or clean-up of contaminated property, could materially adversely affect our results of operations and financial condition.

General Risks of Ownership of Real Estate

We are subject to risks generally incidental to the ownership of real estate. These risks include:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	the impact of environmental protection laws;

•	changes in interest rates and availability of financing which may render the sale or financing of a property difficult or unattractive;

•	changes in tax, real estate and zoning laws; and

•	the creation of mechanics’ liens or similar encumbrances placed on the property by a lessee or other parties without our knowledge and consent.

Should any of these events occur, our results of operations and financial condition could be adversely affected.

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

Illiquidity of Real Estate May Limit Our Ability to Vary Our Portfolio

Real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio quickly in response to changes in economic or other conditions.

Potential Liability Under the Americans With Disabilities Act

All of our properties are required to be in compliance with the Americans With Disabilities Act. The Americans With Disabilities Act generally requires that places of public accommodation be made accessible to people with disabilities to the extent readily achievable. Compliance with the Americans With Disabilities Act requirements could require removal of access barriers. Non-compliance could result in imposition of fines by the federal government, an award of damages to private litigants and/or a court order to remove access barriers. Because of the limited history of the Americans With Disabilities Act, the impact of its application to our properties, including the extent and timing of required renovations, is uncertain. Pursuant to lease agreements with tenants in certain of the “single-tenant” properties, the tenants are obligated to comply with the Americans With Disabilities Act provisions. If our costs are greater than anticipated or tenants are unable to meet their obligations, our results of operations and financial condition could be adversely affected.

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2004	2005	2006	Thereafter	Total	Fair value
	(in thousands)
Secured Fixed	$156	$2,160	$5,417	—	$7,733	$8,577
Average interest rate	8.82%	8.98%	8.74%	—	8.81%

As of March 31, 2004, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations..

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.4	Revolving Loan Agreement, dated April 25, 2001.

10.5	First Amendment to Revolving Loan Agreement, dated April 5, 2004.

10.6	First Amendment to Promissory Note Secured by Deed of Trust, dated April 5, 2004.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

	By	Rancon Financial Corporation a California corporation, its General Partner

Date: May 14, 2004		By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: May 14, 2004	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, General Partner