Form 10-Q
period 2004-06-30
RANCON REALTY FUND IV
filed 2004-08-13
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Total number of units outstanding as of August 13, 2004: 69,611

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Investments in real estate:
Rental properties	$43,284	$42,839
Accumulated depreciation	(15,946)	(15,271)

Rental properties, net	27,338	27,568

Construction in progress	8,081	1,090
Land held for development	272	703

Total real estate investments	35,691	29,361

Cash and cash equivalents	2,857	3,312
Accounts receivable	6	66
Deferred costs, net of accumulated amortization of $2,451 and $2,315 at June 30, 2004 and December 31, 2003, respectively	915	827
Prepaid expenses and other assets	1,035	1,053

Total assets	$40,504	$34,619

Liabilities and Partners’ Equity
Liabilities:
Notes payable and line of credit	$11,207	$7,782
Accounts payable and other liabilities	348	241
Construction costs payable	948	146
Prepaid rent	113	58

Total liabilities	12,616	8,227

Commitments and contingent liabilities (Note 5)

Partners’ Equity:
General Partner	(529)	(571)
Limited partners, 69,668 and 70,239 limited partnership units outstanding at June 30, 2004 and December 31, 2003, respectively	28,417	26,963

Total partners’ equity	27,888	26,392

Total liabilities and partners’ equity	$40,504	$34,619

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Rental income	$1,706	$1,931	$3,413	$3,570
Interest and other income	(2)	16	9	28

Total revenue	1,704	1,947	3,422	3,598

Expenses
Operating	587	625	1,184	1,257
Interest expense	118	199	257	400
Depreciation and amortization	377	343	759	678
Expenses associated with undeveloped land	74	77	137	154
General and administrative	318	294	614	561

Total expenses	1,474	1,538	2,951	3,050

Income before gain on sale of land	230	409	471	548

Gain on sale of land	1,347	—	1,347	—

Net income	$1,577	$409	$1,818	$548

Basic and diluted net income per limited partnership unit	$21.49	$5.18	$24.72	$6.92

Weighted average number of limited partnership units outstanding during each period	69,710	71,050	69,854	71,226

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2004

(in thousands)

(Unaudited)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2003	$(571)	$26,963	$26,392

Redemption of limited partnership units	—	(250)	(250)

Net income	114	1,704	1,818

Distributions	(72)	—	(72)

Balance (deficit) at June 30, 2004	$(529)	$28,417	$27,888

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,818	$548
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	(1,347)	—
Depreciation and amortization	759	678
Amortization of loan fees, included in interest expense	52	51
Changes in certain assets and liabilities:
Accounts receivable	60	156
Deferred costs	(224)	(44)
Prepaid expenses and other assets	18	(15)
Accounts payable and other liabilities	107	(140)
Prepaid rent	55	340

Net cash provided by operating activities	1,298	1,574

Cash flows from investing activities:
Net proceeds from sale of land	1,778	—
Additions to real estate	(6,634)	(394)

Net cash used for investing activities	(4,856)	(394)

Cash flows from financing activities:
Line of credit draws	3,525	—
Principal payments on notes payable	(100)	(91)
Distributions to General Partner	(72)	—
Redemption of limited partnership units	(250)	(291)

Net cash provided by (used for) financing activities	3,103	(382)

Net (decrease) increase in cash and cash equivalents	(455)	798

Cash and cash equivalents at beginning of period	3,312	3,764

Cash and cash equivalents at end of period	$2,857	$4,562

Supplemental disclosure of cash flow information:
Cash paid for interest	$366	$365

Interest capitalized	$161	—

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

During the six months ended June 30, 2004, a total of 571 Units of limited partnership interest (the “Units”) were redeemed at an average price of $437. As of June 30, 2004, there were 69,668 Units outstanding.

In the opinion of RFC and the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2004 and December 31, 2003, and the related consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, partners’ equity for the six months ended June 30, 2004, and cash flows for the six months ended June 30, 2004 and 2003.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($331,000 and $327,000 for the six months ended June 30, 2004 and 2003, respectively); (ii) sales fees of 2% for improved properties and 4% for land ($77,000 and $0 as of June 30, 2004 and 2003, respectively); (iii) a refinancing fee of 1% ($113,000 and $0 as of June 30, 2004 and 2003 respectively) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. The General Partner has assigned any distributions it receives to Glenborough. Such distributions were $72,000 and $0 during the six months ended June 30, 2004 and 2003, respectively. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Depreciation is provided using the straight-line method over useful lives ranging from five to forty years for the respective assets.

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

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents. As of June 30, 2004, the Partnership does not own any certificates of deposit, and or money market funds.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable, other liabilities, construction costs payable, and line of credit payable ($3,525,000 and $0 as of June 30, 2004 and December 31, 2003), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured notes payable as of June 30, 2004, and December 31, 2003 would be approximately $8,365,000 and $8,789,000, respectively.

Deferred Costs

Deferred loan fees are amortized on a straight-line basis over the life of the related loan, and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

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

Concentration Risk

One tenant represented 20% and 22% of rental income for the six months ended June 30, 2004 and 2003, respectively.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 Revised did not have any impact on the consolidated financial statements of the Partnership, since the Partnership has not entered into any arrangements that are VIEs.

Reference to 2003 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2003 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Land	$4,236	$4,236
Buildings	28,375	28,375
Leasehold and other improvements	10,673	10,228

	43,284	42,839
Less: accumulated depreciation	(15,946)	(15,271)

Total rental properties, net	$27,338	$27,568

On June 30, 2004, the Partnership’s rental properties included seven retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

Construction in progress consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 1 acre of land with a cost basis of $511,000)	$8,081	$1,090

Construction in progress increased primarily due to the development at Vanderbilt Plaza. The one-acre land parcel, known as Vanderbilt Plaza, is currently under construction. The construction started in September 2003, and is estimated to be completed in late 2004. The estimated construction cost for this 120,000 square foot four-story office building is approximately $10,000,000. In April, the maturity date on the Partnership’s line of credit was extended for three years to April 15, 2007, and the credit availability was increased to $11,400,000 (as discussed in Note 4 below) to provide funding for the construction costs at Vanderbilt Plaza. As of June 30, 2004, construction costs of $7,570,000 had been incurred.

Land held for development consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 16 and 21.5 acres in 2004 and 2003, respectively)	$272	$703

Land held for development decreased primarily due to the conversion of 5.5 acres from land held for development to land held for sale during the three months ended March 31, 2004. The land was sold in April 2004. See below for further discussion.

As of June 30, 2004, the Partnership owns approximately 16 acres of land held for development. Approximately 15 acres are part of a landfill monitoring program handled by the City of San Bernardino (as discussed in Note 5 below). As a result, at this time the Partnership believes that development of this landfill is not practical. The remaining one acre is currently undeveloped. Occupancies and rental rates in the Tri-City market remain consistently high. The Partnership’s plan is to develop more properties on the remaining one acre of unimproved land to generate more operating income for the Partnership in this fast-growing market.

Land sale

On January 22, 2004, the Partnership entered into a contract with ITT Educational Center, a tenant located at Carnegie Business Center I, for the sale of two lots totaling approximately 5.5 acres for a price of $1,929,500. The two lots are known as Brier Business Center I and Brier Plaza. On April 19, 2004, the sale closed and generated net proceeds of approximately $1,778,000, and a gain on sale of approximately $1,347,000. The Partnership added the proceeds to its cash reserves for the development of Vanderbilt Plaza. ITT Educational Center is not an affiliate of the Partnership or any of its partners.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of June 30, 2004 and December 31, 2003 were as follows (in thousands):

	2004	2003
Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I. The note, which matures May 1, 2006, is a 10-year, 8.74% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53.	$5,651	$5,722

Note payable secured by first deed of trust on the One Vanderbilt building. The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005.	2,031	2,060

Line of credit with a total availability of $11.4 and $7.2 million as of June 30 2004 and December 31, 2003, respectively, secured by first deeds of trust on IRC building, Circuit City and TGI Friday’s, with a variable interest rate of “Prime Rate” (4.25% and 4% as of June 30, 2004 and December 31, 2003, respectively), monthly interest-only payments, and a maturity date of April 15, 2007 (as discussed below).	3,525	—

Total notes payable	$11,207	$7,782

In April 2004, the maturity date on the Partnership’s line of credit was extended for three years to April 15, 2007, and the credit availability was increased to $11,400,000 from $7,200,000 to provide the funding for the construction costs at Vanderbilt Plaza which are estimated to be $10,000,000. As of June 30, 2004, construction costs of $7,570,000 had been incurred. The construction began in September 2003 and is estimated to be completed in late 2004.

The two notes payable discussed above may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if the loans are repaid within six months of the maturity dates. The Partnership’s plan is to either sell the properties or refinance the properties with lower interest rate loans to pay off these high interest rate loans when the prepayment penalty periods end on July 1, 2004 and November 1, 2005, respectively. Management is currently awaiting the term papers for review from the current mortgage company to refinance the loan for the One Vanderbilt property.

The annual maturities on the Partnership’s notes payable and line of credit subsequent to June 30, 2004, are as follows (in thousands):

2004	105
2005	2,160
2006	5,417
2007	3,525

Total	$11,207

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

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (‘RWQCB”). Under a Limited Access Agreement with the

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Partnership, methane monitoring is handled directly by the City. The City must submit to the RWQCB a final plan for both the cover improvements to the landfill and a gas collection system installation. This agreement was extended until the cover placement is completed by the City. Also, in 2003, the County of San Bernardino Local Enforcement Agency (LEA) issued a tentative Notice and Order of Compliance directing the City to install gas collection systems. There is no immediate requirement to conduct clean closure of the site, and the Partnership is working directly with the City on the details of their plan with the RWQCB and the County. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2004, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

As of June 30, 2004, the Partnership owned eleven rental properties, approximately one acre of land which is under construction, and approximately 16 acres of unimproved land (“Tri-City Properties”), all in the Tri-City master-planned development in San Bernardino, California.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.2 million square feet of office space and an overall vacancy rate of approximately 12.18% as of June 30, 2004, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at June 30, 2004, the Partnership has approximately 155,000 square feet of office space with an average vacancy rate of 2.53%, approximately 178,000 square feet of retail space with an average vacancy rate of 0.8%, and approximately 62,000 square feet of R & D space with no vacancy.

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

Occupancy rates at the Partnership’s Tri-City properties as of June 30, 2004 and 2003 were as follows:

	2004	2003
One Vanderbilt	95%	96%
Service Retail Center	93%	93%
Carnegie Business Center I	100%	100%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	100%
Palm Court Retail #2	100%	100%

Weighted average occupancy	99%	99%

As of June 30, 2004, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Center with a lease through December 2004 (see below for discussion); (ii) Countrywide Home Loan with a lease through August 2005; (iii) CompUSA with a lease through August 2008; (iv) Fidelity National Title with a lease through August 2008; (v) PetsMart with a lease through January 2009; (vi) Inland Regional Center with a lease through July 2009; (vii) The University of Phoenix, Inc. with a lease through August 2009; (viii) Office Max with a lease through October 2013; and (ix) Circuit City with a lease through January 2018. These nine tenants, in the aggregate, occupied approximately 293,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 74% of the rental income of the Partnership during the second quarter of 2004.

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

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust as of June 30, 2004:

Security	One Vanderbilt	Service Retail Center, Carnegie Business Center, Promotional Retail Center	IRC, Circuit City, TGI Friday’s

Mortgage	Note	Note	Line of credit

Outstanding balance	$2,031,000	$5,651,000	$3,525,000

Interest Rate	9%	8.74%	Prime rate	(4.25%)

Monthly payment	$20,141	$53,413	Interest-only

Maturity date	1/1/05	5/1/06	4/15/07

In April 2004, the maturity date on the Partnership’s line of credit was extended for three years to April 15, 2007, and the credit availability was increased to $11,400,000 from $7,200,000 to provide the funding for the construction costs at Vanderbilt Plaza which are estimated to be $10,000,000. As of June 30, 2004, construction costs of $7,570,000 had been incurred. The construction began in September 2003 and is estimated to be completed in late 2004.

The two notes payable discussed above may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if the loans are repaid within six months of the maturity dates. The Partnership’s plan is to either sell the properties or refinance the properties with lower interest rate loans to pay off these high interest rate loans when the prepayment penalty periods end on July 1, 2004 and November 1, 2005, respectively. Management is currently awaiting the term papers for review from the current mortgage company to refinance the loan for the One Vanderbilt property.

Tri-City Land

As of June 30, 2004, the Partnership owned approximately 21.5 acres of land. Construction has commenced on an approximately one-acre parcel (as discussed below). Approximately 5.5 acres were sold in April 2004 (as discussed below). The remaining 16 acres remain undeveloped (as discussed below).

The one-acre land parcel, known as Vanderbilt Plaza, is currently under construction. The construction began in September 2003 and is estimated to be completed in late 2004. The estimated construction cost for this 120,000 square foot four-story office building is approximately $10,000,000.

On January 22, 2004, the Partnership entered into a contract with ITT Educational Center, a tenant located at Carnegie Business Center I, for the sale of two lots totaling approximately 5.5 acres for a price of $1,929,500. The two lots are known as Brier Business Center I and Brier Plaza. On April 19, 2004, the sale closed and generated net proceeds of approximately $1,778,000, and a gain on sale of approximately $1,347,000. The Partnership added the proceeds to its cash reserves for the development of Vanderbilt Plaza. ITT Educational Center is not an affiliate of the Partnership.

As of June 30, 2004, the Partnership owns approximately 16 acres of land held for development. Approximately 15 acres are part of a landfill monitoring program handled by the City of San Bernardino (as discussed below). As a result, at this time the Partnership believes that development of this landfill is not practical. The remaining one acre is currently undeveloped. Occupancies and rental rates in the Tri-City market remain consistently high. The Partnership’s plan is to develop more properties on the remaining one acre of unimproved land to generate more operating income for the Partnership in this fast-growing market

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (‘RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. The City must submit to the RWQCB a final plan for both the cover improvements to the landfill and a gas collection system installation. This agreement was extended until the cover placement is completed by the City. Also, in 2003, the County of San Bernardino Local Enforcement Agency (LEA) issued a tentative Notice and Order of Compliance directing the City to install gas collection systems. There is no immediate requirement to conduct clean closure of the site, and the Partnership is working directly with the City on the details of their plan with the RWQCB and the County. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

Results of Operations

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

Revenue

Rental income for the six months ended June 30, 2004 decreased $157,000, compared to the six months ended June 30, 2003, primarily due to prior year expense reimbursements to tenants.

Interest and other income for the six months ended June 30, 2004 decreased $19,000 from the six months ended June 30, 2003, primarily due to a lower average invested cash balance resulting from distributions to the partners in 2003, and decreases in interest rates.

Expenses

Operating expenses decreased $73,000, or 6%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to a decrease in utility costs.

Interest expense decreased $143,000, or 36%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to interest capitalized during construction at Vanderbilt Plaza.

Depreciation and amortization increased $81,000, or 12%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to additions to tenant improvements and lease commissions.

Expenses associated with undeveloped land decreased $17,000, or 11%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to property taxes and insurance capitalized during construction at Vanderbilt Plaza.

General and administrative expenses increased $53,000, or 9%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to an increase in investor service expenses related to printing, postage and investor open house expenses.

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003.

Revenue

Rental income for the three months ended June 30, 2004 decreased $225,000, or 12%, compared to the three months ended June 30, 2003, primarily due to prior year expense reimbursements to tenants.

Expenses

Operating expenses decreased $38,000, or 6%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to a decrease in utility costs.

Interest expense decreased $81,000, or 41%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to interest capitalized during construction at Vanderbilt Plaza.

Depreciation and amortization increased $34,000, or 10%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to additions to tenant improvements and lease commissions.

General and administrative expenses increased $24,000, or 8%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to an increase in investor service expenses related to printing, postage and investor open house expenses.

The $1,347,000 gain on sale of land for the three months ended June 30, 2004 was generated from the sale of two lots known as Brier Business Center I and Brier Plaza in April 2004 (as discussed below).

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2003 audited consolidated financial statements and the notes thereto.

As of June 30, 2004, the Partnership had cash of $2,857,000. The remainder of the Partnership’s assets consists primarily of its net investments in real estate, totaling approximately $35,691,000 which includes $27,338,000 in rental properties, $8,081,000 in construction in progress, and $272,000 in land held for development.

On January 22, 2004, the Partnership entered into a contract with ITT Educational Center, a tenant located at Carnegie Business Center I, for the sale of two lots totaling approximately 5.5 acres for a price of $1,929,500. The two lots are known as Brier Business Center I and Brier Plaza. On April 19, 2004, the sale closed and generated net proceeds of approximately $1,778,000, and a gain on sale of approximately $1,347,000. The Partnership added the proceeds to its cash reserves for the development of Vanderbilt Plaza. ITT Educational Center is not an affiliate of the Partnership.

The Partnership’s primary liabilities at June 30, 2004 included notes payable and a line of credit, totaling approximately $11,207,000 secured by properties with an aggregate net book value of approximately $23,000,000 and with maturity dates of January 1, 2005, May 1, 2006 and April 14, 2007, respectively. The two notes require monthly principal and interest payments of $20,000 and $53,000, and bear fixed interest rates of 8.74% and 9%. The line of credit requires monthly interest-only payments, bears interest at Prime Rate (4.25% and 4% as of June 30, 2004 and December 31, 2003, respectively), and had an outstanding balance of $3,525,000 and $0 at June 30, 2004 and December 31, 2003, respectively. In April 2004, the Partnership extended the line of credit maturity date from April 15, 2004 to April 14, 2007, and increased the availability from $7,200,000 to $11,400,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2004, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash and cash equivalents as of June 30, 2004, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the six months ended June 30, 2004, the Partnership’s cash provided by operating activities totaled $1,298,000.

The $60,000 decrease in accounts receivable at June 30, 2004, compared to December 31, 2003, was primarily due to the collection of tenant rents receivable.

The $224,000 increase in deferred costs at June 30, 2004, compared to December 31, 2003, was primarily due to loan fees paid for the line of credit extension.

The $107,000 increase in accounts payable and other liabilities at June 30, 2004, compared to December 31, 2003, was primarily due to accruals for prior year operating expense reimbursements to tenants, as well as accruals for building operating expenses, offset by payments of tax preparation fees.

The $55,000 increase in prepaid rents at June 30, 2004, compared to December 31, 2003, was due to payments of July 2004 rents received in June 2004, offset by January 2004 rents received in December 2003.

Investing Activities

During the six months ended June 30, 2004, the Partnership’s cash used for investing activities totaled $4,856,000, which included $445,000 primarily for building and tenant improvements at One Vanderbilt, Inland Regional Center, Carnegie Business Center I, and Service Retail, and $6,189,000 for construction costs at Vanderbilt Plaza, offset by $1,778,000 from proceeds from the sale of land (as discussed above).

Financing Activities

During the six months ended June 30, 2004, the Partnership’s cash provided by financing activities totaled $3,103,000, which consisted of $3,525,000 in line of credit draws, offset by $100,000 in principal payments on the notes payable, $72,000 for General Partner distribution true-up for the years of 2001 and 2002, and $250,000 paid to redeem 571 limited partnership units.

In January 2004, the General Partner received a distribution true-up totaling $72,000 which applied to the years of 2001 and 2002. The true-up primarily resulted from the difference between estimated and actual revenue and expenses for the month of December in 2001 and 2002 which were used to calculate the General Partner distribution in 2003.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants’ changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s belief that cash, cash equivalents and cash generated by its operations will be adequate to meet its operating requirements in both the short and the reasonably foreseeable long-term;

•	The Partnership’s plan to develop one or more properties to generate more operating income;

•	The Partnership’s plan to refinance properties with lower interest rate loans when prepayment penalty periods end; and

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants and our ability to execute lease deals with them;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased interest rates and operating costs;

•	failure to obtain anticipated outside financing;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas; and

•	continuing threat of terrorist attacks.

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

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2004	2005	2006	2007	Total	Fair Value
	(in thousands)
Secured Fixed Rate Debt	$105	$2,160	$5,417	$—	$7,682	$8,365
Average interest rate	8.82%	8.98%	8.74%	—	8.81%

Secured Variable Rate Debt	$—	$—	$—	$3,525	$3,525	$3,525
Average interest rate	—	—	—	4.25%	4.25%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at June 30, 2004.

As of June 30, 2004, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

RANCON REALTY FUND IV, a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 13, 2004		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 13, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner