Form 10-Q
period 2004-09-30
RANCON REALTY FUND IV
filed 2004-11-15
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Total number of units outstanding as of November 15, 2004: 69,243

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Investments in real estate:
Rental properties	$47,752	$42,839
Accumulated depreciation	(10,598)	(15,271)

Rental properties, net	37,154	27,568

Construction in progress	—	1,090
Land held for development	272	703

Total real estate investments	37,426	29,361

Cash and cash equivalents	3,889	3,312
Accounts receivable	5	66
Deferred costs, net of accumulated amortization of $1,067 and $2,315 at September 30, 2004 and December 31, 2003, respectively	987	827
Prepaid expenses and other assets	1,167	1,053

Total assets	$43,474	$34,619

Liabilities and Partners’ Equity
Liabilities:
Notes payable and line of credit	$14,585	$7,782
Accounts payable and other liabilities	669	241
Construction costs payable	712	146
Prepaid rent	123	58

Total liabilities	16,089	8,227

Commitments and contingent liabilities (Note 5)

Partners’ Equity :
General partner	(503)	(571)
Limited partners, 69,346 and 70,239 limited partnership units outstanding at September 30, 2004 and December 31, 2003, respectively	27,888	26,963

Total partners’ equity	27,385	26,392

Total liabilities and partners’ equity	$43,474	$34,619

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating Revenue – Rental income	$1,776	$1,714	$5,189	$5,284

Operating Expenses
Property operating	655	695	1,839	1,952
Depreciation and amortization	407	362	1,166	1,040
Expenses associated with undeveloped land	37	66	174	220
General and administrative	312	297	926	858

Total operating expenses	1,411	1,420	4,105	4,070

Operating income	365	294	1,084	1,214

Interest and other income	3	16	12	44
Interest expense	(117)	(196)	(374)	(596)

Income before gain on sale of land	251	114	722	662

Gain on sale of land held for development	—	—	1,347	—

Net income	$251	$114	$2,069	$662

Basic and diluted net income per limited partnership unit	$3.24	$1.47	$27.66	$8.39

Weighted average number of limited partnership units outstanding during each period	69,479	70,569	69,729	71,007

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2004

(in thousands)

(Unaudited)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2003	$(571)	$26,963	$26,392

Redemption of limited partnership units	—	(390)	(390)

Net income	140	1,929	2,069

Distributions ($8.82 per limited partnership unit)	(72)	(614)	(686)

Balance (deficit) at September 30, 2004	$(503)	$27,888	$27,385

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,069	$662
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land held for development	(1,347)	—
Depreciation and amortization	1,166	1,040
Amortization of loan fees, included in interest expense	79	77
Changes in certain assets and liabilities:
Accounts receivable	61	213
Deferred costs	(149)	(111)
Prepaid expenses and other assets	(114)	(149)
Accounts payable and other liabilities	369	(38)
Prepaid rent	65	119

Net cash provided by operating activities	2,199	1,813

Cash flows from investing activities:
Net proceeds from sales of land held for development	1,778	—
Net additions to real estate investments	(8,969)	(592)

Net cash used for investing activities	(7,191)	(592)

Cash flows from financing activities:
Line of credit draws	6,950	—
Notes payable principal payments	(147)	(139)
Loan fees for line of credit	(217)	—
Redemption of limited partnership units	(331)	(418)
Distributions to limited partner	(614)	—
Distributions to General Partner	(72)	—

Net cash provided by (used for) financing activities	5,569	(557)

Net increase in cash and cash equivalents	577	664

Cash and cash equivalents at beginning of period	3,312	3,764

Cash and cash equivalents at end of period	$3,889	$4,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$590	$539

Interest capitalized	$295	$3

Supplemental disclosure of non-cash investing activities:
Completed real estate investment transferred out of construction in progress to rental property	$10,136	$—

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$5,712	$—

Write-off of fully amortized deferred costs	$464	$—

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

During the nine months ended September 30, 2004, a total of 893 Units were redeemed at an average price of $437. As of September 30, 2004, there were 69,346 Units outstanding.

In the opinion of RFC and the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2004 and December 31, 2003, and the related consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, partners’ equity for the nine months ended September 30, 2004, and cash flows for the three and nine months ended September 30, 2004 and 2003.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($497,000 and $490,000 for the nine months ended September 30, 2004 and 2003, respectively); (ii) sales fees of 2% for improved properties and 4% for land ($77,000 and $0 as of September 30, 2004 and 2003, respectively); (iii) a refinancing fee of 1% ($113,000 and $0 as of September 30, 2004 and 2003, respectively) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. The General Partner has assigned any distributions it receives to Glenborough. Such distributions were $72,000 and $0 during the nine months ended September 30, 2004 and 2003, respectively. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. The following provides the general terms of the new agreement. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a management fee of 3 % of gross rental revenue (ii) a construction services fee per certain schedules; (iii) a specified asset and Partnership services fee of $300,000 per year with reimbursements of certain expenses and consulting service fee; (vi) a sales fee of 2% for improved properties and 4% for unimproved properties; (v) a financing services fee of 1% of gross loan amount; and (vi) a development fee of up to 5%. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships.

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

Note 2.             SIGNIFICANT ACCOUNTING POLICES

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Consolidation

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the General Partner is RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

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

Land Held for Development and Construction in Progress

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

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents. As of September 30, 2004, the Partnership does not own any certificates of deposit.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable, other liabilities, construction costs payable, and line of credit payable ($6,950,000 and $0 as of September 30, 2004 and December 31, 2003), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured notes payable as of September 30, 2004, and December 31, 2003 was approximately $8,153,000 and $8,789,000, respectively.

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

Concentration Risk

One tenant represented 22% and 21% of rental income for the nine months ended September 30, 2004 and 2003, respectively.

Reclassification

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

(Unaudited)

Reference to 2003 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2003 audited consolidated financial statements on Form 10-K.

Note 3.             INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Land	$4,747	$4,236
Buildings	37,999	28,375
Tenant improvements	5,006	10,228

	47,752	42,839
Less: accumulated depreciation	(10,598)	(15,271)

Total rental properties, net	$37,154	$27,568

As of September 30, 2004, the Partnership’s rental properties included eight retail and four office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

During the quarter ended September 30, 2004, the Partnership transferred the total costs of Vanderbilt Plaza of $10,136 from construction in progress to land and buildings in conjunction with the completion of this project in September 2004. The total square feet of the property are approximately 114,000. New York Life, an existing tenant at One Parkside (owned and managed by Rancon Realty Fund V – a partnership sponsored by the General Partner of the Partnership) will relocate to Vanderbilt Plaza at beginning of 2005 and occupy approximately 23,000 square-feet of office space.

During the nine months ended September 30, 2004, fully depreciated buildings and tenant improvements of $5,712 were removed from the balances of such accounts.

Construction in progress consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 1 acre of land with a cost basis of $511,000 in 2003)	$—	$1,090

As noted above, the balance of this account, including 2004 additions, was transferred to land and building upon completion of the construction of Vanderbilt Plaza in September 2004.

Land held for development consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 16 and 21.5 acres in 2004 and 2003, respectively)	$272	$703

In April 2004, the Partnership sold 5.5 acres of land held for development. See below for further discussion.

As of September 30, 2004, the Partnership owns approximately 16 acres of land held for development. Approximately 15 acres are part of a landfill monitoring program handled by the City of San Bernardino (as discussed in Note 5 below). As a result, at this time the Partnership believes that development of this landfill is not practical. The remaining one acre is currently undeveloped.

Land held for development

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 4.             NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of September 30, 2004 and December 31, 2003 were as follows (in thousands):

	2004	2003
Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I buildings (Note A). The note, which matures May 1, 2006, is a 10-year, 8.74% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53.	$5,614	$5,722

Note payable secured by first deed of trust on the One Vanderbilt building (Note B). The note bears a fixed interest rate of 9%. Monthly payments of principal and interest totaling $20 are due until the maturity date of January 1, 2005.	2,021	2,060

Line of credit with a total availability of $11.4 and $7.2 million as of September 30 2004 and December 31, 2003, respectively, secured by first deeds of trust on IRC, Circuit City and TGI Friday’s buildings, with a variable interest rate of “Prime Rate” (4.5% and 4% as of September 30, 2004 and December 31, 2003, respectively), monthly interest-only payments, and a maturity date of April 15, 2007 (as discussed below).	6,950	—

Total notes payable	$14,585	$7,782

In April 2004, the maturity date on the Partnership’s line of credit was extended for three years to April 15, 2007, and the credit availability was increased to $11,400,000 from $7,200,000 to provide the funding for the construction costs at Vanderbilt Plaza.

Note A may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if Note A is repaid within six months of the maturity dates. The prepayment penalty period for Note A ends on November 1, 2005.

There is no prepayment penalty upon early repayment for Note B. In October 2004, the Partnership used its existing cash reserves to repay Note B in full.

The annual maturities on the Partnership’s notes payable and line of credit subsequent to September 30, 2004, are as follows (in thousands):

2004	58
2005	2,160
2006	5,417
2007	6,950

Total	$14,585

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

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (‘RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. The City is currently working on the “cover placement” and it is

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

anticipated that this will be completed in the next few months. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2004, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Rancon Realty Fund IV, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corp. (“RFC”), hereinafter referred to as the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership has no employees.

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the General Partner is RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

Overview

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed thirteen projects at Tri-City consisting of four office projects, one industrial property, and eight properties for retail and restaurants. In 2002, one office building was sold. The Partnership’s properties are more fully described below.

As of September 30, 2004, the Partnership owned twelve rental properties, and approximately 16 acres of unimproved land (“Tri-City Properties”), all in the Tri-City master-planned development in San Bernardino, California.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.3 million square feet of office space and an overall vacancy rate of approximately 11.51% as of September 30, 2004, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre, the Partnership has approximately 155,000 square feet of office space with no vacancy, approximately 178,000 square feet of retail space with an average vacancy rate of 0.8%, and approximately 62,000 square feet of industrial space with no vacancy.

In September 2004, the core and shell of Vanderbilt Plaza was completed. The property has approximately 114,000 square feet, increasing the Partnership’s portfolio of office spaces to approximately 269,000 square feet as of September 30, 2004.

Tri-City Properties

The Partnership’s rental properties in the Tri-City Corporate Centre are as follows:

Property	Type	Square Feet

One Vanderbilt	Four story office building	73,730
Carnegie Business Center I	Two industrial buildings	62,539
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four strip center retail buildings	66,265
Inland Regional Center	Two story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Office Max	Retail building	23,500
Mimi’s Café	Restaurant	6,455

Property	Type	Square Feet

Palm Court Retail #1	Retail building	5,054
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza (completed in Sept. 2004)	Four story office building	114,170

These twelve operating properties total approximately 510,000 square feet and offer a wide range of retail, restaurants, R&D and office products to the market.

Occupancy rates at the Partnership’s Tri-City properties as of September 30, 2004 and 2003 were as follows:

	2004	2003
One Vanderbilt	100%	95%
Service Retail Center	93%	93%
Carnegie Business Center I	100%	100%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	100%
Palm Court Retail #2	100%	100%

Weighted average occupancy	99%	99%

Vanderbilt Plaza (see discussion above)	0%	—

As of September 30, 2004, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Center with a lease through December 2004 (see below for discussion); (ii) Countrywide Home Loan with a lease through August 2005; (iii) CompUSA with a lease through August 2008; (iv) Fidelity National Title with a lease through August 2008; (v) PetsMart with a lease through January 2009; (vi) Inland Regional Center with a lease through July 2009; (vii) The University of Phoenix, Inc. with a lease through August 2009; (viii) Office Max with a lease through October 2013; and (ix) Circuit City with a lease through January 2018. These nine tenants, in the aggregate, occupied approximately 293,000 square feet of the 395,000 (excluding 114,000 square feet at Vanderbilt Plaza, completed in September 2004) total leasable square feet at Tri-City and accounted for approximately 74% of the rental income of the Partnership during the third quarter of 2004.

In April 2004, ITT Education Center purchased two unimproved lots known as Brier Business Center I and Brier Plaza from the Partnership for a price of $1,929,500 (as discussed in the Notes to Consolidated Financial Statements in Item 1). Management expects the tenant to vacate their current space in Carnegie Business Center I once their new space is constructed on the land purchased in April 2004. Management is actively marketing this office space at Carnegie Business Center I to minimize the risk of an extended vacancy period.

The 5% increase in occupancy from September 30, 2003 to September 30, 2004 at One Vanderbilt was due to leasing 3,900 square-feet space to a new tenant.

During the quarter ended September 30, 2004, the Partnership transferred the total costs of Vanderbilt Plaza of $10,136 from construction in progress to land and buildings in conjunction with the completion of this project in September 2004. The total square feet of the property are approximately 114,000. New York Life, an existing tenant at One Parkside (owned and managed by Rancon Realty Fund V – a partnership sponsored by the General Partner of the Partnership) will relocate to Vanderbilt Plaza at the beginning of 2005 and occupy approximately 23,000 square-feet of office space.

The Partnership’s Tri-City Properties are owned by the Partnership, subject to the following first deeds of trust as of September 30, 2004:

Security	Service Retail Center, Carnegie Business Center, Promotional Retail Center	One Vanderbilt	IRC, Circuit City, TGI Friday’s

Form of debt	Note A	Note B	Line of credit

Outstanding balance	$5,614,000	$2,021,000	$6,950,000

Annual interest Rate	8.74%	9%	Prime rate (4.5%)

Security	Service Retail Center, Carnegie Business Center, Promotional Retail Center	One Vanderbilt	IRC, Circuit City, TGI Friday’s

Monthly payment	$53,413	$20,141	Interest-only

Maturity date	5/1/06	1/1/05	4/15/07

Note A may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if Note A is repaid within six months of the maturity dates. The prepayment penalty period for Note A ends on November 1, 2005.

There is no prepayment penalty upon early repayment for Note B. In October 2004, the Partnership used its existing cash reserves to repay Note B in full.

In April 2004, the maturity date on the Partnership’s line of credit was extended for three years to April 15, 2007, and the credit availability was increased to $11,400,000 from $7,200,000 to provide the funding for the construction costs at Vanderbilt Plaza.

Tri-City Land

At the beginning of 2004, the Partnership owned approximately 21.5 acres of land. In August 2003, construction commenced on an approximately one-acre parcel, and was completed in September 2004 (as discussed above). Approximately 5.5 acres were sold in April 2004 (as discussed below). The remaining 16 acres are undeveloped (as discussed below).

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

As of September 30, 2004, the Partnership owns approximately 16 acres of land held for development. Approximately 15 acres are part of a landfill monitoring program handled by the City of San Bernardino (as discussed below). As a result, at this time the Partnership believes that development of this landfill is not practical. The remaining one acre is currently undeveloped. Occupancies and rental rates in the Tri-City market remain consistently high. The Partnership’s plan is to develop more properties on the remaining one acre of unimproved land to generate more operating income for the Partnership in this fast-growing market

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. There are no records of which the Partnership is aware disclosing that hazardous wastes exist at the landfill. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (‘RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. The City is currently working on the “cover placement” and it is anticipated that this will be completed in the next few months. However, no assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

Results of Operations

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

Revenue

Rental income for the nine months ended September 30, 2004 decreased $95,000, compared to the nine months ended September 30, 2003, primarily due to 2003 expense reimbursements refunded to tenants in 2004.

Operating Expenses

Operating expenses decreased $113,000, or 6%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to a decrease in utility costs.

Depreciation and amortization increased $126,000, or 12%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to additions to tenant improvements and lease commissions.

Expenses associated with undeveloped land decreased $46,000, or 21%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to property taxes and insurance capitalized during construction at Vanderbilt Plaza.

General and administrative expenses increased $68,000, or 8%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to an increase in investor service expenses related to printing, postage and investor open house expenses.

Non-operating income / expenses

Interest and other income for the nine months ended September 30, 2004 decreased $32,000 from the nine months ended September 30, 2003, primarily due to a lower average invested cash balance resulting from distributions to the partners in November 2003 and August 2004, as well as decreases in interest rates.

Interest expense decreased $222,000, or 38%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to interest capitalized during construction of Vanderbilt Plaza.

The $1,347,000 gain on sale of land held for development for the nine months ended September 30, 2004 was generated from the sale of two lots known as Brier Business Center I and Brier Plaza in April 2004 (as discuss above).

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

Revenue

Rental income for the three months ended September 30, 2004 increased $62,000, or 4%, compared to the three months ended September 30, 2003, primarily due to increase in occupancy at One Vanderbilt.

Expenses

Operating expenses decreased $40,000, or 6%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to a decrease in utility costs.

Depreciation and amortization increased $45,000, or 13%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to additions to tenant improvements and lease commissions.

Expenses associated with undeveloped land decreased $29,000, or 44%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to property taxes and insurance capitalized during construction at Vanderbilt Plaza.

General and administrative expenses increased $15,000, or 5%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to an increase in investor service expenses related to printing, postage and investor open house expenses.

Non-operating income / expenses

Interest expense decreased $79,000, or 40%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to interest capitalized during construction at Vanderbilt Plaza.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2003 audited consolidated financial statements and the notes thereto.

As of September 30, 2004, the Partnership had cash and cash equivalents of $3,889,000.

As discussed above, the Partnership generated net proceeds of approximately $1,778,000 upon the sale of Brier Business Center I and Brier Plaza. The Partnership added the proceeds to its cash reserves for the development of Vanderbilt Plaza.

The Partnership’s primary liabilities at September 30, 2004 included notes payable and a line of credit, totaling approximately $14,585,000 secured by properties with an aggregate net book value of approximately $22,756,000 and with maturity dates of January 1, 2005, May 1, 2006 and April 14, 2007, respectively. The two notes require monthly principal and interest payments of $20,000 and $53,000, and bear fixed interest rates of 8.74% and 9%. The loan for the One Vanderbilt property was paid off in October 2004 from the Partnership’s cash reserves (as discussed above). The line of credit requires monthly interest-only payments, bears interest at Prime Rate (4.5% and 4% as of September 30, 2004 and December 31, 2003, respectively), and had an outstanding balance of $6,950,000 and $0 at September 30, 2004 and December 31, 2003, respectively. In April 2004, the Partnership extended the line of credit maturity date from April 15, 2004 to April 14, 2007, and increased the availability from $7,200,000 to $11,400,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2004, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash and cash equivalents as of September 30, 2004, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the nine months ended September 30, 2004, the Partnership’s cash provided by operating activities totaled $2,199,000.

The $61,000 decrease in accounts receivable at September 30, 2004, compared to December 31, 2003, was primarily due to the collection of tenant rents receivable.

The $149,000 increase in deferred costs at September 30, 2004, compared to December 31, 2003, was primarily due to lease commission paid for a new lease at Vanderbilt Plaza, as well as other new and renewal leases.

The $114,000 increase in prepaid expenses and other at September 30, 2004, compared to December 31, 2003, was primarily due to increase in prepaid earthquake insurance and impound accounts.

The $369,000 increase in accounts payable and other liabilities at September 30, 2004, compared to December 31, 2003, was primarily due to increase in accruals for property taxes and building operating expenses.

The $65,000 increase in prepaid rents at September 30, 2004, compared to December 31, 2003, was due to payments of October 2004 rents received in September 2004, offset by January 2004 rents received in December 2003.

Investing Activities

During the nine months ended September 30, 2004, the Partnership’s cash used for investing activities totaled $7,191,000, which included $489,000 primarily for building and tenant improvements at One Vanderbilt, Inland Regional Center, Carnegie Business Center I, and Service Retail, and $8,480,000 at Vanderbilt Plaza construction costs (as discussed above), offset by $1,778,000 from proceeds from the sale of land held for development (as discussed above).

Financing Activities

During the nine months ended September 30, 2004, the Partnership’s cash provided by financing activities totaled $5,569,000, which consisted of $6,950,000 in line of credit draws, offset by $147,000 in principal payments on the notes payable, $217,000 in loan fees paid for the line of credit extension, redeemed 893 limited partnership units for $390,000, of which $59,000 was accrued at September 30, 2004 for final settlement in the fourth quarter of 2004, $614,000 distributions to the Limited Partners, and $72,000 for General Partner distribution true-up for the years of 2001 and 2002.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

■	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

■	The Partnership’s belief that cash, cash equivalents and cash generated by its operations will be adequate to meet its operating requirements in both the short and the reasonably foreseeable long-term;

■	The Partnership’s plan to develop one or more properties to generate more operating income; and

■	The Partnership’s expectation to make annual or more frequent cash distributions to partners.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

■	market fluctuations in rental rates, concessions and occupancy;

■	reduced demand for rental space;

■	defaults or non-renewal of leases by customers;

■	availability and credit worthiness of prospective tenants and our ability to execute lease deals with them;

■	differing interpretations of lease provisions regarding recovery of expenses;

■	increased interest rates and operating costs;

■	failure to obtain anticipated outside financing;

■	the unpredictability of both the frequency and final outcome of litigation;

■	the unpredictability of changes in accounting rules;

■	failure of market conditions and occupancy levels to improve in certain geographic areas; and

■	continuing threat of terrorist attacks.

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

Our tenants generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify us against any environmental liability arising from their activities on the properties. However, we could be subject to strict liability by virtue of our ownership interest in the properties. Also, tenants may not satisfy their indemnification obligations under the leases. We are also subject to the risk that:

■	any environmental assessments of our properties may not have revealed all potential environmental liabilities,
■	any prior owner or prior or current operator of these properties may have created an environmental condition not known to us, or
■	an environmental condition may otherwise exist as to any one or more of these properties.

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

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2004	2005	2006	2007	Total	Fair Value
	(in thousands)
Secured Fixed Rate Debt	$58	$2,160	$5,417	$—	$7,635	$8,153
Average interest rate	8.82%	8.98%	8.74%	—	8.81%

Secured Variable Rate Debt	$—	$—	$—	$6,950	$6,950	$6,950
Average interest rate	—	—	—	4.50%	4. 50%

A change of  1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at September 30, 2004.

As of September 30, 2004, the Partnership had cash equivalents of approximately $3,000,000 invested in interest-bearing money market account. This investment is subject to interest rate risk due to changes in interest rates. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

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

(a) Exhibits:

10.4 PropertyManagement and Services Agreement dated July 30, 2004.

31.1 Section302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1 Section906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K (incorporated herein by reference):

None

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 15, 2004		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 15, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner