Form 10-K
period 2004-12-31
RANCON REALTY FUND IV
filed 2005-03-31
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2004

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

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits: The index of exhibits is contained herein on page number 36.

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Part I

Item 1. Business

Rancon Realty Fund IV, a California Limited Partnership, (the “Partnership”) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corp. (“RFC”), hereinafter referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership has no employees.

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed twelve projects at Tri-City consisting of three office, one industrial property, and eight commercial properties. In 2002, one office building was sold. The Partnership’s properties are more fully described in Item 2.

As of December 31, 2004, the Partnership owned eleven rental properties, approximately one acre of land which is under construction, and approximately 16 acres of unimproved land (“Tri-City Properties”), all in the Tri-City master-planned development in San Bernardino, California.

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

In 2003, a total of 1,307 Units were redeemed at an average price of $375. In 2004, a total of 1,285 Units were redeemed at an average price of $437. As of December 31, 2004, there were 68,954 Units outstanding.

Competition Within The Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership’s properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager, the maintenance and appearance of the property and rental rates, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership’s properties are competitive with comparable properties as to those factors within the Partnership’s control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership’s practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Other Factors

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County for Clean Closure which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The schedule has been delayed due to the weather conditions since December 2004. Currently, approximately 42% of the work has been completed. The estimated completion date is sometime during the second quarter of 2005. The City was directed by the County of San Bernardino Local Enforcement Agency under a Notice and Order of Compliance to install the Gas Extraction System after the Cover Improvement System is in place. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

Item 2. Properties

Tri-City Corporate Centre

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 12.4 million square feet of office space and an overall vacancy rate of approximately 11% as of December 31, 2004, according to research conducted by an independent broker.

Within the Tri-City at December 31, 2004, the Partnership has approximately 155,000 square feet of office space with no vacancy, approximately 178,000 square feet of retail space with an average vacancy rate of 0.7%, and approximately 62,000 square feet of R & D space with no vacancy.

Tri-City Properties

The Partnership’s improved properties in the Tri-City are as follows:

Property	Type	Square Footage
One Vanderbilt	Four story office building	73,730
Carnegie Business Center I	Two R&D buildings	62,539
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four strip center retail buildings	66,265
Inland Regional Center	Two story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Office Max	Retail building	23,500
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,054
Palm Court Retail #2	Retail building	7,433

These eleven operating properties total approximately 395,000 square feet and offer a wide range of retail, commercial, R&D and office products to the market.

Occupancy rates for the Partnership’s Tri-City buildings for each of the five years ended December 31, 2004, expressed as a percentage of the total net rentable square feet were as follows:

	2004	2003	2002	2001	2000
One Vanderbilt	100%	95%	98%	76%	88%
Carnegie Business Center I	100%	100%	100%	97%	85%
Service Retail Center	94%	93%	93%	93%	100%
Promotional Retail Center	100%	100%	100%	100%	100%
Inland Regional Center	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Office Max	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	100%	100%	100%	60%	30%
Palm Court Retail #2	100%	100%	100%	100%	N/A

Weighted average occupancy	99%	99%	99%	94%	94%

In 2004, management renewed seven leases totaling 12,348 square feet, and executed three new leases totaling 27,638 square feet. During 2005, there were eight leases totaling 53,458 square feet that were due to expire. Seven tenants with 46,413 total square feet of leased space have extended their leases beyond 2005. One tenant with 7,045 square feet of space has indicated that they will renew their lease. Terms and conditions are being negotiated.

The annual effective rents per square foot for each of the five years ended December 31, 2004 were as follows:

	2004	2003	2002	2001	2000
One Vanderbilt	$20.71	$19.36	$17.43	$18.18	$18.51
Carnegie Business Center I	$12.34	$11.98	$11.65	$11.31	$10.49
Service Retail Center	$17.79	$17.22	$17.45	$17.03	$16.54
Promotional Retail Center	$11.67	$11.42	$11.03	$11.00	$10.74
Inland Regional Center	$16.22	$15.30	$15.30	$15.30	$14.43
TGI Friday’s	$19.18	$19.18	$19.18	$19.18	$19.18
Circuit City	$14.81	$14.72	$13.38	$13.38	$13.38
Office Max	$12.34	$12.34	$11.75	$11.75	$11.75
Mimi’s Café	$14.81	$13.17	$13.17	$13.17	$13.17
Palm Court Retail #1	$22.35	$22.11	$21.87	$23.25	$23.00
Palm Court Retail #2	$24.26	$23.55	$22.87	$22.20	N/A

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

The Partnership’s Tri-City properties had the following tenants which occupied a significant portion of the net rentable square footage as of December 31, 2004:

	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	(ix)
Tenant	ITT Educational Center	CountryWide Home Loan	Comp USA	Fidelity National Title	PetsMart	Inland Regional Center	The University Of Phoenix, Inc.	Office Max	Circuit City

Building	Carnegie Business Center I	One Vanderbilt	Promotional Retail Center	One Vanderbilt	Promotional Retail Center	Inland Regional Center	One Vanderbilt	Office Max	Circuit City

Nature of Business	Educational Services	Mortgage Company	Computer Retail	Title Company	Pet Retail	Social Services	Educational Facility	Supplies Retail	Electronics Retail

Lease Term	12 years	3 years	10 years	5 years	15 years	13 years	10 years	15 years	20 years

Expiration Date	12/31/04	8/31/08	8/31/08	8/31/08	1/10/09	7/16/09	8/31/09	10/31/13	1/13/18

Square Feet	39,380	19,522	23,000	19,493	25,015	81,079	22,645	23,500	39,123

% of rentable total	8%	5%	5%	5%	5%	12%	6%	5%	8%

Annual Rent	$474,000	$427,000	$250,000	$403,000	$275,000	$1,315,000	$448,000	$290,000	$576,000

Future Rent Increases	N/A	3% annually	N/A	3% annually	5% in 2004	6% every 2.5 years	3% annually	5%in 2008	Lesser of 10% or 5 yr.CPI every 5-years during lease term

Renewal Options	See below	One 2-year option	Two 5-year options	One 5-year option	One 5-year option	Four 5- year options	N/A	Four 5-year options	Four 5-year options

In April 2004, ITT Education Center purchased two unimproved lots known as Brier Business Center I and Brier Plaza from the Partnership. At the end of their lease term, ITT vacated their space in Carnegie Business Center I and moved to a new building constructed on the land purchased from the Partnership. Management is actively marketing this office space at Carnegie Business Center I to minimize the risk of an extended vacancy period.

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following first deeds of trust as of December 31, 2004:

Security	Service Retail Center, Carnegie Business Center, Promotional Retail Center	IRC, Circuit City, TGI Friday’s
Form of debt	Note payable	Line of credit

Outstanding balance	$5,576,000	$7,660,000

Interest Rate	8.74%	Prime rate

Monthly payment	$53,413	Interest only

Maturity date	5/1/06	4/15/07

The note payable may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if the note is repaid within six months of the maturity dates. The prepayment penalty period ends on November 1, 2005.

In April 2004, the maturity date on the Partnership’s line of credit was extended for three years to April 15, 2007, and the credit availability was increased to $11,400,000 from $7,200,000 to provide the funding for the construction costs at Vanderbilt Plaza.

Tri-City Land

At the beginning of 2004, the Partnership owned approximately 21.5 acres of land. In August 2003, construction commenced on an approximately one-acre parcel, and the core and shell of the building was completed in September 2004. Approximately 5.5 acres were sold in April 2004. The remaining 16 acres are undeveloped.

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

As of December 31, 2004, the Partnership owns approximately 16 acres of land held for development. Approximately 15 acres are part of a landfill monitoring program handled by the City of San Bernardino (as discussed below). As a result, at this time the Partnership believes that development of this landfill is not practical. The remaining one-acre is currently undeveloped. Occupancies and rental rates in the Tri-City market remain consistently high. The Partnership intends to develop more properties on the remaining one-acre of unimproved land to generate more operating income for the Partnership in this fast-growing market

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County for Clean Closure which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The schedule has been delayed due to the weather conditions since December 2004. Currently, approximately 42% of the work has been completed. The estimated completion date is sometime during the second quarter of 2005. The City was directed by the County of San Bernardino Local Enforcement Agency under a Notice and Order of Compliance to install the Gas Extraction System after the Cover Improvement System is in place. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

Item 3. Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not in the future have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Partnership’s Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2004, there were 8,421 holders of Partnership Units.

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

Cash From Sales or Refinancing is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after redemption of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. Distributions of Cash From Sales or Refinancing are generally allocated as follows: (i) first, 1 percent to the General Partner and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions, plus a 12 percent return on their unreturned capital contributions (less prior distributions of Cash from Operations); (ii) second, to Limited Partners who purchased their units of limited partnership interest prior to April 1, 1985, to the extent they receive an additional return (depending on the date on which they purchased the units) on their unreturned capital of either 9 percent, 6 percent or 3 percent (calculated through October 31, 1985); and (iii) third, 20 percent to the General Partner and 80 percent to the Limited Partners. A more detailed statement of these distribution policies is set forth in the Partnership Agreement.

In 2004, the Partnership distributed from operations $1,227,000 to the Limited Partners and distributed and accrued $184,000 for General Partner.

In 2003, the Partnership distributed $1,068,000 and $119,000 to the Limited Partners and General Partner from the proceeds of the sale of the Two Vanderbilt property, respectively.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2004 (in thousands, except per Unit data):

	2004	2003	2002	2001	2000
Rental income	$7,045	$7,124	$6,362	$6,058	$5,774
Gain (loss) on sale of land	$1,347	$—	$—	$—	$(23)
Provision for impairment of real estate investments	$—	$—	$—	$—	$(40)
Income (loss) from continuing operations	$2,374	$1,001	$(360)	$(543)	$(675)
Income (loss) from discontinued operations	$—	$—	$5,172	$271	$323
Net income (loss )	$2,374	$1,001	$4,812	$(272)	$(352)
Net income (loss) allocable to Limited Partners	$2,202	$901	$4,556	$(272)	$(352)
Net income (loss) per Unit	$31.65	$12.72	$61.87	$(3.66)	$(4.60)
Total assets	$40,560	$34,619	$35,498	$37,224	$41,852
Long-term obligations	$13,236	$7,782	$7,970	$12,342	$15,551
Cash distributions per Unit	$17.68	$15.18	$13.20	$11.50	$10.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 15 of Part IV.

Results Of Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Revenue

Rental income for the year ended December 31, 2004 decreased $79,000, compared to the year ended December 31, 2003, primarily due to refunds to tenants for the 2003 operating expense reconciliations completed in 2004.

Occupancy rates at the Partnership’s Tri-City properties at the end of each of the five years ended December 31, 2004 were as follows:

	2004	2003	2002	2001	2000
One Vanderbilt	100%	95%	99%	76%	88%
Carnegie Business Center I	100%	100%	100%	97%	85%
Service Retail Center	94%	93%	93%	93%	100%
Promotional Retail Center	100%	100%	100%	100%	100%
Inland Regional Center	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Office Max	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	100%	100%	100%	60%	30%
Palm Court Retail #2	100%	100%	100%	100%	N/A

Weighted average occupancy	99%	99%	99%	94%	94%

As of December 31, 2004, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Center with a lease through December 2004; (ii) Countrywide Home Loan with a lease through August 2008; (iii) CompUSA with a lease through August 2008; (iv) Fidelity National Title with a lease through August 2008; (v) PetsMart with a lease through January 2009; (vi) Inland Regional Center with a lease through July 2009; (vii) The University of Phoenix, Inc. with a lease through August 2009; (viii) Office Max with a lease through October 2013; and (ix) Circuit City with a lease through January 2018. These nine tenants, in the aggregate, occupied approximately 293,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 73% of the rental income of the Partnership in 2004.

In April 2004, ITT Education Center purchased two unimproved lots known as Brier Business Center I and Brier Plaza from the Partnership. At the end of their lease term, ITT vacated their space (39,380 square feet) in Carnegie Business Center I and moved to a new building constructed on the land purchased from the Partnership. ITT’s annual rent in 2004 was $474,000. Management is actively marketing this office space at Carnegie Business Center I to minimize the risk of an extended vacancy period.

The 5% increase in occupancy from December 31, 2003 to December 31, 2004 at One Vanderbilt was due to leasing 3,900 square feet of space to a new tenant.

Expenses

Depreciation and amortization increased $118,000, or 8%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to additions to tenant improvements and lease commissions.

Expenses associated with undeveloped land decreased $79,000, or 28%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to property taxes and insurance capitalized during construction at Vanderbilt Plaza.

General and administrative expenses increased $83,000, or 7%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to an increase in investor service expenses related to printing, postage and investor open house expenses.

Non-operating income / expenses

The $1,347,000 gain on sale of land held for development for the year ended December 31, 2004 was generated from the sale of two lots known as Brier Business Center I and Brier Plaza in April 2004 (as discussed above).

Interest and other income for the year ended December 31, 2004 decreased $47,000 from the year ended December 31, 2003, primarily due to a lower average invested cash balance as a result of distributions made to the partners in November 2003 and 2004, as well as decreases in interest rates.

Interest expense decreased $339,000, or 43%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to interest capitalized during construction at Vanderbilt Plaza.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Revenue

Rental income for the year ended December 31, 2003 increased $762,000, compared to the year ended December 31, 2002, primarily due to increases in revenue from operating expense reimbursements.

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

As of December 31, 2003, tenants at Tri-City occupying substantial portions of leased rental space included: (i) ITT Educational Center with a lease through December 2004; (ii) Countrywide Home Loan with a lease through August 2005; (iii) CompUSA with a lease through August 2008; (iv) Fidelity National Title with a lease through August 2008; (v) PetsMart with a lease through January 2009; (vi) Inland Regional Center with a lease through July 2009; (vii) The University of Phoenix, Inc. with a lease through August 2009; (viii) Office Max with a lease through October 2013; and (ix) Circuit City with a lease through January 2018. These nine tenants, in the aggregate, occupied approximately 293,000 square feet of the 395,000 total leasable square feet at Tri-City and accounted for approximately 74% of the rental income of the Partnership in 2003.

The 4% decrease in occupancy from December 31, 2002 to December 31, 2003 at One Vanderbilt was due to a 3,900 square foot tenant moving out when its lease term expired.

Expenses

Expenses associated with undeveloped land decreased $544,000, or 66%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to a decrease in property taxes resulting from early payoff in 2002 of an annual assessment levied by the City of San Bernardino. The City of San Bernardino issued bonds, which were used to fund land infrastructure costs. The Partnership benefited from these improvements and was responsible for a portion of the annual bond service costs. In 2002, the bonds were repaid which required the Partnership to incur a larger expense.

Non-operating income / expenses

Interest and other income for the year ended December 31, 2003 decreased $14,000 from the year ended December 31, 2002, primarily due to a lower average invested cash balance as a result of distributions made to the partners in November 2002 and 2003, as well as decreases in interest rates.

Interest expense decreased $73,000, or 9%, for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to a pay down on the Partnership’s line of credit in March 2002.

Liquidity and Capital Resources

As of December 31, 2004, the Partnership had cash and cash equivalents of $701,000.

As discussed above, the Partnership generated net proceeds of approximately $1,778,000 upon the sale of Brier Business Center I and Brier Plaza. The Partnership added the proceeds to its cash reserves for the development of Vanderbilt Plaza.

The Partnership’s primary liabilities at December 31, 2004 included a note payable and a line of credit, totaling approximately $13,236,000 secured by properties with an aggregate net book value of approximately $18,096,000 and with maturity dates of May 1, 2006 and April 15, 2007, respectively. The note requires monthly principal and interest payments of $53,000, and bears a fixed interest rate of 8.74%. The line of credit requires monthly interest-only payments, bears interest at Prime Rate (5.25% and 4% as of December 31, 2004 and December 31, 2003, respectively), and had an outstanding balance of $7,660,000 and $0 at December 31, 2004 and December 31, 2003, respectively. In April 2004, the Partnership extended the line of credit maturity date from April 15, 2004 to April 15, 2007, and increased the availability from $7,200,000 to $11,400,000.

In October 2004, the Partnership used its existing cash reserves to repay the note secured by One Vanderbilt in full.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2004, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

At December 31, 2004, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	159	$5,417	$—	$—	$5,576
Secured bank line of credit	—	7,660	—	—	7,660
Interest on indebtedness (1)	883	721	—	—	1,604

Total	$1,042	$13,798	$—	$—	$14,840

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at December 31, 2004.

Management expects that the Partnership’s cash and cash equivalents as of December 31, 2004, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2004, the Partnership’s cash provided by operating activities totaled $2,531,000.

The $12,000 increase in accounts receivable during 2004 was primarily due to the collection of tenant rents receivable which were outstanding at December 31, 2003.

The $259,000 increase in deferred costs during 2004 was primarily due to lease commissions paid for a new lease at Vanderbilt Plaza, as well as other new and renewal leases.

The $82,000 decrease in prepaid expenses and other during 2004 was primarily due to a decrease in impound accounts as result of property tax payments.

The $76,000 increase in accounts payable and other liabilities during 2004 was primarily due to an increase in accruals for interest expense on the line of credit.

The $23,000 decrease in prepaid rents at December 31, 2004 was due to January 2004 rents received in December 2003, offset by January 2005 rents received in December 2004.

Investing Activities

During the year ended December 31, 2004, the Partnership’s cash used for investing activities totaled $8,573,000, which included $271,000 used primarily for building and tenant improvements at Inland Regional Center, Carnegie Business Center I, and Service Retail, and $10,080,000 used for construction costs at Vanderbilt Plaza, offset by $1,778,000 of proceeds from the sale of land held for development (as discussed above).

Financing Activities

During the year ended December 31, 2004, the Partnership’s cash provided by financing activities totaled $3,431,000, which consisted of $7,660,000 in line of credit draws, offset by $2,206,000 in principal payments on notes payable, $217,000 in loan fees paid for the line of credit extension, $507,000 used for the redemption of 1,285 limited partnership Units, of which $54,000 was accrued at December 31, 2004 for final settlement in the first quarter of 2005, $1,227,000 for distributions to the Limited Partners, and $72,000 for distribution to the General Partner.

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

Accounting Pronouncements Issued But Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. The Partnership anticipates that the adoption of SFAS No. 123 revised 2004 will have no impact on its financial position, net earnings or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. The Partnership anticipates that the adoption of SFAS No. 153 will not have a material impact on its financial position, net earnings or cash flows.

In November 2004, the FASB issued EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF No. 03-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The adoption of EITF No. 03-13 on January 1, 2005, had no impact on the Partnership’s financial position, net earnings or cash flows.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s intention to develop one or more properties to generate more operating income;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not in the future have a material adverse effect on the Partnership’s cash flow or results of operations;

•	The Partnership’s expectation that cash, cash equivalents and cash generated by its operations will be adequate to meet its operating requirements in both the short and the reasonably foreseeable long-term;

•	The Partnership’s anticipation that the adoption of SFAS No. 123 revised 2004 will not have an impact on the Partnership’s financial position, net earnings or cash flow;

•	The Partnership’s anticipation that the adoption of SFAS No. 153 will not have a material impact on the Partnership’s financial position, net earnings or cash flow; and

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	the unpredictability of both the frequency and final outcome of litigation;

•	failure of market conditions and occupancy levels to continue to improve in certain geographic areas;

•	reduced demand for rental space;

•	availability and credit worthiness of prospective tenants and our ability to execute lease deals with them;

•	failure to obtain anticipated outside financing;

•	market fluctuations in rental rates, concessions and occupancy;

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	the adoption of SFAS No. 123 revised 2004 has an unanticipated, negative impact on the Partnership’s financial position;

•	an interpretation of fair value differing from the Partnership’s prevails in the application of SFAS No. 153; and

•	the unpredictability of changes in accounting rules.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed below under Risk Factors. The Partnership assumes no obligation to update or supplement any forward looking-statement.

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

We May Suffer Adverse Consequences If Our Revenues Decline Since Our Operating Costs Do Not Necessarily Decline In Proportion To Our Revenue

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do. Our operating costs could also increase while our revenues do not. If our operating costs increase but our rental revenues do not, we may be forced to borrow to cover our costs, we may incur losses and we may not have cash available for distributions to our partners.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2005	2006	2007	Total	Fair Value
	(in thousands)
Secured Fixed Rate Debt	$159	$5,417	$—	$5,576	$6,010
Average interest rate	8.74%	8.74%	—	8.74%

Secured Variable Rate Debt	$—	$—	$7,660	$7,660	$7,660
Average interest rate	—	—	5.25%	5.25%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at December 31, 2004.

As of December 31, 2004, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

Item 8. Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Financial Statement Schedule as included in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units outstanding.

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Percent Beneficial Ownership		of Class
Units	Daniel L. Stephenson (I.R.A.)	4 Units	(direct)	*
Units	Daniel L. Stephenson Family Trust	100 Units	(direct)	*

*	Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner or General Partner upon the removal, redemption, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; and (vi) extension of the term of the Partnership.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2004, the Partnership did not incur any expenses or costs reimbursable to RFC, Mr. Stephenson or any other affiliate of the Partnership.

Item 14. Principal Accountant Fees and Services

The Partnership was billed $71,000, $67,500 and $62,300 in 2004, 2003 and 2002, respectively for professional services rendered by the principal accountant in connection with the audit of the annual financial statements included on Form 10-K and review of the quarterly financial statements included on Form 10-Q. In 2002, the Partnership was also billed $64,500 for the re-audit of the fiscal years ended December 31, 2001 and 2000.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Partners’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004 and Notes thereto

	(3)	Exhibits:

		(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

		(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

		(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

		(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

		(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

		(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended December 31, 2004) is incorporated herein by reference.

		(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended December 31, 2004 is incorporated herein by reference)

		(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

		(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

	By:	Rancon Financial Corporation
a California corporation
its General Partner

Date: March 31, 2005		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 31, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The General Partner

RANCON REALTY FUND IV, a California Limited Partnership:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

March 23, 2005

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(in thousands, except units outstanding)

	2004	2003
Assets
Investments in real estate:
Rental properties	$37,660	$42,839
Accumulated depreciation	(10,922)	(15,271)

Rental properties, net	26,738	27,568
Construction in progress	10,774	1,090
Land held for development	272	703

Total investments in real estate	37,784	29,361
Cash and cash equivalents	701	3,312
Accounts receivable	78	66
Deferred costs, net of accumulated amortization of $1,137 and $2,315 at December 31, 2004 and 2003, respectively	1,026	827
Prepaid expenses and other assets	971	1,053

Total assets	$40,560	$34,619

Liabilities and Partners’ Equity
Liabilities:
Note payable and line of credit	$13,236	$7,782
Accounts payable and other liabilities	484	241
Construction costs payable	12	146
Prepaid rent	35	58

Total liabilities	13,767	8,227

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General Partner	(583)	(571)
Limited partners, 68,954 and 70,239 limited partnership units outstanding at December 31, 2004 and 2003, respectively	27,376	26,963

Total partners’ equity	26,793	26,392

Total liabilities and partners’ equity	$40,560	$34,619

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except per unit amounts and units outstanding)

	2004	2003	2002
Operating Revenue – Rental income	$7,045	$7,124	$6,362

Operating Expenses
Property operating	2,606	2,541	2,499
Depreciation and amortization	1,534	1,416	1,387
Expenses associated with undeveloped land	204	283	827
General and administrative	1,243	1,160	1,227

Total operating expenses	5,587	5,400	5,940

Operating income	1,458	1,724	422

Gain on sale of land held for development	1,347	—	—
Interest and other income	13	60	74
Interest expense	(444)	(783)	(856)

Income (loss) from continuing operations	2,374	1,001	(360)

Income from discontinued operations (including gain on sale of real estate of $5,120 in 2002)	—	—	5,172

Net income	$2,374	$1,001	$4,812

Basic and diluted net income per limited partnership unit	$31.65	$12.72	$61.87

Weighted average number of limited partnership units outstanding during each year	69,570	70,833	73,641

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2001	$(798)	$24,944	$24,146
Redemption of limited partnership units	—	(909)	(909)
Net income	256	4,556	4,812
Distributions ($13.20 per limited partnership unit)	(10)	(971)	(981)

Balance (deficit) at December 31, 2002	(552)	27,620	27,068
Redemption of limited partnership units	—	(490)	(490)
Net income	100	901	1,001
Distributions ($15.18 per limited partnership unit)	(119)	(1,068)	(1,187)

Balance (deficit) at December 31, 2003	(571)	26,963	26,392
Redemption of limited partnership units	—	(562)	(562)
Net income	172	2,202	2,374
Distributions ($17.68 per limited partnership unit)	(184)	(1,227)	(1,411)

Balance (deficit) at December 31, 2004	$(583)	$27,376	$26,793

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$2,374	$1,001	$4,812
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of land held for development and real estate	(1,347)	—	(5,120)
Depreciation and amortization (including discontinued operations)	1,534	1,416	1,464
Amortization of loan fees, included in interest expense (including discontinued operations) interest expense	106	101	102
Changes in certain assets and liabilities:
Accounts receivable	(12)	180	(96)
Deferred costs	(259)	(120)	(146)
Prepaid expenses and other assets	82	(62)	57
Accounts payable and other liabilities	76	(219)	(276)
Prepaid rent	(23)	58	—

Net cash provided by operating activities	2,531	2,355	797

Cash flows from investing activities:
Net proceeds from sales of land held for development and real estate	1,778	—	8,382
Net additions to real estate investments	(10,351)	(942)	(615)

Net cash (used for) provided by investing activities	(8,573)	(942)	7,767

Cash flows from financing activities:
Line of credit draws	7,660	—	—
Notes payable principal payments	(2,206)	(188)	(4,372)
Loan fees for line of credit	(217)	—	—
Redemption of limited partnership units	(507)	(490)	(909)
Distributions to General Partner and limited partners	(1,299)	(1,187)	(981)

Net cash provided by (used for) financing activities	3,431	(1,865)	(6,262)

Net (decrease) increase in cash and cash equivalents	(2,611)	(452)	2,302
Cash and cash equivalents at beginning of year	3,312	3,764	1,462

Cash and cash equivalents at end of year	$701	$3,312	$3,764

Supplemental disclosure of cash flow information:
Cash paid for interest	$811	$711	$773

Interest capitalized	$473	$13	$––

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$5,712	$—	$––

Adjustment of balance sheet for fully amortized deferred costs	$464	$—	$––

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 21, 2004, 2003 and 2002

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

In 2004, a total of 1,285 Units were redeemed at an average price of $437. As of December 31, 2004, there were 68,954 Units outstanding.

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

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interest of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations, improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

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

December 31, 2004, 2003 and 2002

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($663,000, $654,000 and $699,000 in 2004, 2003 and 2002, respectively); (ii) a sales fees of 2% for improved properties and 4% for land ($77,000, $0 and $175,000 in 2004, 2003 and 2002, respectively); (iii) a refinancing fee of 1% ($113,000 in 2004 and $0 in 2003 and 2002, respectively) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. The General Partner has assigned any distributions it receives to Glenborough. Such distributions were $184,000, $119,000 and $10,000 in 2004, 2003 and 2002, respectively. The 2004 amount included $72,000 for General Partner true-up for the 2001 and 2002 years. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. The following provides the general terms of the new agreement. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a management fee of 3 % of gross rental revenue (ii) a construction services fee per certain schedules; (iii) a specified asset and Partnership services fee of $300,000 per year with reimbursements of certain expenses and consulting service fee; (vi) a sales fee of 2% for improved properties and 4% for unimproved properties; (v) a financing services fee of 1% of gross loan amount; and (vi) a development fee equal to 5% of the hard costs of the development project, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

The new management agreement represents a reduction of $363,000 for the asset and Partnership services fee in 2005 and 2006, respectively, compared to the asset and Partnership services fee paid in 2004; as well as a reduction of 2% in the management fee from 5% in 2004 to 3% in 2005 and 2006, respectively.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared on in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RANCON REALTY FUND IV,

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 21, 2004, 2003 and 2002

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

Construction in Progress and Land Held for Development

Construction in progress and land held for development are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing for further development.

Interest, property taxes and insurance related to property constructed by the Partnership are capitalized during periods of construction.

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents. As of December 31, 2004, the Partnership does not own any certificates of deposit.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other liabilities, construction costs payable, and line of credit payable ($7,660,000 and $0 as of December 31, 2004 and December 31, 2003), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured note payable as of December 31, 2004, and December 31, 2003 was approximately $6,010,000 and $8,789,000, respectively.

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

RANCON REALTY FUND IV,

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 21, 2004, 2003 and 2002

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

Net Income (Loss) Per Limited Partnership Unit

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

Concentration Risk

One tenant represented 22%, 17% and 19% of rental income for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 Revised did not have any impact on the consolidated financial statements of the Partnership since the Partnership has not entered into any arrangements that are VIEs.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Land	$4,236	$4,236
Buildings	28,375	28,375
Tenant improvements	5,049	10,228

	37,660	42,839
Less: accumulated depreciation	(10,922)	(15,271)

Total rental properties, net	$26,738	$27,568

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

As of December 31, 2004, the Partnership’s rental properties included eight retail and three office/R & D projects at the Tri-City Corporate Centre in San Bernardino, California.

In 2004, fully depreciated tenant improvements of $5,712 were removed from the balances of such accounts.

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

Below is a summary of the results of operations of Two Vanderbilt through its disposition date (dollars in thousands):

December 31, 2002 (1)
Rental income	$267

Operating expenses	139
Depreciation and amortization	76

Total expenses	215

Income before gain on sale of real estate	52
Gain on sale of real estate	5,120

Discontinued operations	$5,172

(1)	Reflects 2002 operations through date of sale.

Construction in progress consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 1 acre of land with a cost basis of $511,000 in 2004 and 2003)	$10,774	$1,090

Construction in progress increased primarily due to the development of Vanderbilt Plaza.The construction started in September 2003, and the core and shell of the building were completed in September 2004. The total square footage of this property is approximately 114,000. New York Life, an existing tenant at One Parkside (owned and managed by Rancon Realty Fund V – a partnership sponsored by the General Partner of the Partnership) relocated to Vanderbilt Plaza in February 2005 and is currently occupying approximately 23,000 square feet of office space at Vanderbilt Plaza.

Land held for development consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 16 and 21.5 acres in 2004 and 2003, respectively)	$272	$703

In April 2004, the Partnership sold 5.5 acres of land held for development. See below for further discussion.

As of December 31, 2004, the Partnership owns approximately 16 acres of land held for development. Approximately 15 acres are part of a landfill monitoring program handled by the City of San Bernardino (as discussed in Note 5 below). As a result, at this time the Partnership believes that development of this landfill is not practical. The remaining one acre is currently undeveloped.

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

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Note 4. NOTE PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I buildings. The note, which matures May 1, 2006, is a 10-year, 8.74% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interesttotaling $53.	$5,576	$5,722

Line of credit with a total availability of $11.4 and $7.2 million as of December 31 2004 and December 31, 2003, respectively, secured by first deeds of trust on IRC, Circuit City and TGI Friday’s buildings, with a variable interest rate of “Prime Rate” (5.25% and 4% as of December 31, 2004 and 2003, respectively), monthly interest-only payments, and a maturity date of April 15, 2007 (as discussed below).	7,660	—

Note payable secured by first deed of trust on the One Vanderbilt building. The note had a fixed interest rate of 9%, required monthly payments of principal and interest totaling $20, and matured on January 1, 2005. In October 2004, this note was repaid in full.	—	2,060

Total notes payable and line of credit	$13,236	$7,782

In April 2004, the maturity date on the Partnership’s line of credit was extended for three years to April 15, 2007, and the credit availability was increased to $11,400,000 from $7,200,000 to provide funding for the construction costs at Vanderbilt Plaza.

The remaining note payable may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if this note is repaid within six months of the maturity date. The prepayment penalty period ends on November 1, 2005.

The annual maturities of the Partnership’s note payable and line of credit subsequent to December 31, 2004 are as follows (in thousands):

2005	$159
2006	5,417
2007	7,660

Total	$13,236

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

Approximately 15 acres of the Tri-City Corporate Centre land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County for Clean Closure which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The schedule has been delayed due to the weather conditions since December 2004. Currently, approximately 42% of the work has been completed. The estimated completion date is sometime during the second quarter of 2005. The City was directed by the County of San Bernardino Local Enforcement Agency under a Notice and Order of Compliance to install the Gas Extraction System after the Cover Improvement System is in place. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2003; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at December 31, 2004, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 6. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$6,178
2006	5,768
2007	5,628
2008	5,306
2009	3,768
Thereafter	13,081

Total	$39,729

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $993,000, $1,281,000 and $919,000 for the years ended December 31, 2004, 2003, and 2002, respectively. These amounts were included as rental income in the accompanying consolidated statements of operations.

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

The following is a reconciliation for the years ended December 31, 2004, 2003 and 2002 of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2004	2003	2002
Net income as reported in the accompanying consolidated financial statements	$2,374	$1,001	$4,812
Financial reporting depreciation in excess of tax reporting depreciation*	169	230	130
Gain on sale of property in excess of gain recognized for tax reporting*	(660)	—	(2,115)

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	2004	2003	2002
Property taxes capitalized for tax reporting*	61	81	207
Expenses of undeveloped land capitalized for tax*	—	—	827
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	100	522	(1,414)

Net income for federal income purposes*	$2,044	$1,834	$2,447

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Partners’ equity as reported in the accompanying consolidated financial statements*	$26,793	$26,392
Cumulative provision for impairment of investments in real estate	9,400	9,675
Tax basis adjustment from partner redemption*	(2,081)	(2,081)
Tax basis investment in Partnership*	5,865	5,538
Financial reporting depreciation in excess of tax reporting depreciation*	(2,808)	4,172
Net difference in capitalized costs of development*	(2,436)	1,366
Syndication costs*	—	314
Operating expenses recognized in a different period for financial reporting than for income tax reporting, net*	6,446	(3,422)

Partners’ capital for federal income tax purposes*	$41,179	$41,954

*	Unaudited

Note 8. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Operating Revenue - Rental income	$1,707	$1,706	$1,776	$1,856

Operating Expenses
Property operating	597	587	655	767
Depreciation and amortization	382	377	407	368
Expenses associated with undeveloped land	76	84	37	7
General and administrative	296	318	312	317

Total operating expenses	1,351	1,366	1,411	1,459

Operating income	356	340	365	397

Gain on sale of land held for development	—	1,347	—	—
Interest and other income	11	(2)	3	1
Interest expense	(139)	(118)	(73)	(114)

Net income	$228	$1,567	$295	$284

Basic and diluted net income per limited partnership unit	$2.93	$21.20	$3.82	$3.70

Weighted average number of limited partnership units outstanding during each period	69,998	69,710	69,479	69,092

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	Quarter Ended (unaudited)
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Operating Revenue - Rental income	$1,639	$1,931	$1,714	$1,840

Operating Expenses
Property operating	632	625	695	589
Depreciation and amortization	335	343	362	376
Expenses associated with undeveloped land	77	77	66	63
General and administrative	267	294	297	302

Total operating expenses	1,311	1,339	1,420	1,330

Operating income	328	592	294	510

Interest and other income	12	16	16	16
Interest expense	(201)	(199)	(196)	(187)

Net income	$139	$409	$114	$339

Basic and diluted net income per limited partnership unit	$1.75	$5.18	$1.47	$4.32

Weighted average number of limited partnership units outstanding during each period	71,402	71,050	70,569	70,312

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Encumbrances		Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2004			Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
			Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total
Rental Properties:
Commercial Office Complexes, San Bernardino County, CA:
One Vanderbilt	$—		$572	$—	$6,851	$—	$572	$6,851	$7,423	$3,025	11/30/85	11/06/84	3-40 yrs.
Carnegie Business Center I	(b	)	380	—	3,822	—	380	3,822	4,202	1,716	7/31/86	11/06/84	3-40 yrs.
Inland Regional Center	(c	)	608	—	7,951	—	946	7,613	8,559	1,658	1/96	6/26/87	10-40 yrs.
Provision for impairment of real estate	—		—	—	(1,678)	—	(196)	(1,482)	(1,678)	—

	—		1,560	—	16,946	—	1,702	16,804	18,506	6,399

Commercial Retail Space, San Bernardino County, CA:
Service Retail Center	(b	)	300	—	1,656	—	300	1656	1,956	661	7/31/86	11/06/84	3-40 yrs.
Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail	(b	)	811	—	5,952	—	811	5,952	6,763	1,657	2/01/93	11/06/84	10-40 yrs.
Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)
TGI Friday’s	(c	)	181	1,624		—	181	1,624	1,805	318	N/A	2/28/97	40yrs.
Circuit City	(c	)	284	—	3,597	—	454	3,427	3,881	1,014	7/96	11/06/84	20-40yrs.
Office Max	—		324	2,045	(53)	—	276	2,040	2,316	417	7/98	11/06/84	40yrs.
Mimi’s Café	—		149	675	66	—	154	736	890	147	7/98	11/06/84	40yrs.
Palm Court Retail #1	—		194	617	114	—	194	731	925	140	7/98	11/06/84	40yrs.
Palm Court Retail #2	—		212	636	139	—	212	775	987	169	7/98	11/06/84	40yrs.

	13,236		2,455	5,597	11,102	—	2,534	16,620	19,154	4,523

Construction in progress:
San Bernardino County, CA:
1 acre - Tri-City	—		511	—	10,263	—	10,774	—	10,774	—	11/03	11/06/84	N/A

	—		511	—	10,263	—	10,774	—	10,774	—

Land Held for Development:
San Bernardino County, CA:
16.5 acres - Tri-City	—		2,969	—	4,656	—	7,625	—	7,625	—	N/A	11/06/84	N/A
Provision for impairment of real estate	—		(2,697)	—	(4,656)	—	(7,353)	—	(7,353)	—

	—		272	—	—	—	272	—	272	—

	$13,236		$4,798	$5,597	$38,311	$—	$15,282	$33,424	$48,706	$10,922

(a)	The aggregate cost of land and buildings for federal income tax purposes is $ 65,618 (unaudited).
(b)	Service Retail Center, Carnegie Business Center I and Promotional Retail Center are collateral for debt in the aggregate amount of $5,576.
(c)	IRC, Circuit City and TGIF Friday’s are collateral for debt in the aggregate amount of $7,660.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Investments in real estate

Balance at beginning of year	$44,632	$43,544	$50,558
Additions during year:
Purchases and improvements	10,217	1,088	615
Write-off of fully depreciated rental property	(5,712)	—	—
Sales of real estate	(431)	—	(7,629)

Balance at end of year	$48,706	$44,632	$43,544

Accumulated depreciation

Balance at beginning of year	$15,271	$14,024	$17,117
Additions charged to expense	1,363	1,247	1,278
Write-off of fully depreciated rental property	(5,712)	—	—
Sales of real estate	—	—	(4,371)

Balance at end of year	$10,922	$15,271	$14,024

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended December 31, 2004), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended December 31, 2004 is incorporated herein by reference)

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.