Form 10-Q
period 2005-03-31
RANCON REALTY FUND IV
filed 2005-05-16
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Total number of units outstanding as of May 16, 2005: 68,510

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets

Investments in real estate:
Rental properties	$49,478	$37,660
Accumulated depreciation	(11,315)	(10,922)

Rental properties, net	38,163	26,738
Construction in progress	—	10,774
Land held for development	272	272

Total investments in real estate	38,435	37,784

Cash and cash equivalents	368	701
Accounts receivable	55	78
Deferred costs, net of accumulated amortization of $1,209 and $1,137 at March 31, 2005 and December 31, 2004, respectively	1,396	1,026
Prepaid expenses and other assets	1,080	971

Total assets	$41,334	$40,560

Liabilities and Partners’ Equity
Liabilities:
Note payable and line of credit	$13,647	$13,236
Accounts payable and other liabilities	567	484
Construction costs payable	94	12
Prepaid rent	130	35

Total liabilities	14,438	13,767

Commitments and contingent liabilities (Note 5)

Partners’ Equity:
General Partner	(553)	(583)
Limited partners, 68,576 and 68,954 limited partnership units outstanding at March 31, 2005 and December 31, 2004, respectively	27,449	27,376

Total partners’ equity	26,896	26,793

Total liabilities and partners’ equity	$41,334	$40,560

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2005	2004
Operating Revenue – Rental income	$1,718	$1,707

Operating Expenses
Operating	691	597
Depreciation and amortization	438	382
Expenses associated with undeveloped land	34	63
General and administrative	217	296

Total operating expenses	1,380	1,338

Operating income	338	369
Interest and other income	—	11
Interest expense	35	139

Net income	$303	$241

Basic and diluted net income per limited partnership unit	$3.97	$3.11

Weighted average number of limited partnership units outstanding during each period	68,714	69,998

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2005

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance at December 31, 2004	$(583)	$27,376	$26,793
Redemption of limited partnership units	—	(200)	(200)
Net income	30	273	303

Balance at March 31, 2005	$(553)	$27,449	$26,896

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:

Net income	$303	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438	382
Amortization of loan fees, included in interest expense	27	25
Changes in certain assets and liabilities:
Accounts receivable	23	34
Deferred costs	(442)	—
Prepaid expenses and other assets	(109)	(49)
Accounts payable and other liabilities	163	37
Prepaid rent	95	55

Net cash provided by operating activities	498	725

Cash flows from investing activities:

Net additions to real estate investments	(962)	(3,202)

Cash flows from financing activities:

Line of credit draws	450	––
Note payable principal payments	(39)	(49)
Redemption of limited partnership units	(167)	(166)
Distributions to General Partner	(113)	(72)

Net cash provided by (used for) financing activities	131	(287)

Net decrease in cash and cash equivalents	(333)	(2,764)
Cash and cash equivalents at beginning of period	701	3,312

Cash and cash equivalents at end of period	$368	$548

Supplemental disclosure of cash flow information:
Cash paid for interest	$228	$172

Interest capitalized	$161	$58

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

During the three months ended March 31, 2005, a total of 378 units of limited partnership interest (“Units”) were redeemed at an average price of $529. As of March 31, 2005, there were 68,576 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2005 and December 31, 2004, the related consolidated statements of operations for the three months ended March 31, 2005 and 2004, partners’ equity for the three months ended March 31, 2005, and cash flows for the three months ended March 31, 2005 and 2004.

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

During the ten years ended December 31, 2004, the Partnership paid Glenborough for its services as follows: (i) a specified asset administration fee ($166,000 in the first quarter of 2004); (ii) a sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough performed certain duties for the General Partner of the Rancon Partnerships. The General Partner assigned any distributions it received to Glenborough. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a management fee of 3% of gross rental revenue (ii) a construction services fee per certain schedules ($6,500 in the first quarter of 2005); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fee ($73,000 in the first quarter of 2005); (vi) a sales fee of 2% for improved properties and 4% for unimproved properties; (v) a financing services fee of 1% of gross loan amount; and (vi) a development fee equal to 5% of the hard costs of the development project ($51,000 in the first quarter of 2005), excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

The new management agreement represents a reduction of $363,000 for the asset and Partnership services fee in 2005 and 2006, respectively, compared to the asset and Partnership management fee paid in 2004; as well as a reduction of 2% in the management fee from 5% in 2004 to 3% in 2005 and 2006, respectively.

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

Consolidation

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership; a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the General Partner is RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

The Partnership considers money market funds and certificates of deposit with original maturities of less than ninety days when purchased to be cash equivalents. As of March 31, 2005, the Partnership does not own any certificates of deposit.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other liabilities, construction costs payable, and line of credit payable ($8,109,000 and $7,660,000 as of March 31, 2005 and December 31, 2004), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured note payable as of March 31, 2005, and December 31, 2004 was approximately $5,788,000 and $6,010,000, respectively.

Deferred Costs

Deferred loan fees are amortized over the life of the related loan, on a basis which approximates the interest method, and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

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

Concentration Risk

One tenant represented 20% and 22% of rental income as of March 31, 2005 and 2004, respectively.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

Reference to 2004 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the December 31, 2004 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Land	$4,747	$4,236
Buildings	38,462	28,375
Leasehold and other improvements	6,269	5,049

	49,478	37,660
Less: accumulated depreciation	(11,315)	(10,922)

Total rental properties, net	$38,163	$26,738

As of March 31, 2005, the Partnership’s rental properties included eight retail and four office/R & D projects at the Tri-City in San Bernardino, California.

During the first quarter of 2005, Vanderbilt Plaza was transferred to land and buildings from construction in progress. The construction started in September 2003, and the building was substantially completed in September 2004. The total square footage of this property is approximately 114,000. New York Life, an existing tenant at One Parkside (owned and managed by Rancon Realty Fund V – a partnership sponsored by the General Partner of the Partnership) relocated to Vanderbilt Plaza in February 2005 and is currently occupying approximately 23,000 square feet of office space which was completed in the first quarter of 2005.

Construction in progress consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City, San Bernardino, CA (approximately 1 acre of land with a cost basis of $511,000 at December 31, 2004)	$—	$10,774

Vanderbilt Plaza was transferred to land and building from construction in progress after the first tenant moved in on February 2005.

Land held for development consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City, San Bernardino, CA (approximately 16 acres at March 31, 2005 and December 31, 2004, respectively)	$272	$272

As of March 31, 2005, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a specification building is currently being designed on an approximately one acre of site. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space.

The remaining 15 acres are part of a landfill monitoring program handled by the City of San Bernardino (as discussed in Note 5 below). As a result, at this time the Partnership believes that development of this landfill is not practical.

Note 4. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of March 31, 2005 and December 31, 2004 were as follows (in thousands):

	2005	2004
Note payable secured by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I buildings. The note, which matures May 1, 2006, is a 10-year, 8.74% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53.	$5,538	$5,576

Line of credit with a total availability of $11.4 million as of March 31, 2005 and December 31, 2004, respectively, secured by first deeds of trust on IRC, Circuit City and TGI Friday’s buildings, with a variable interest rate of “Prime Rate” (5.50% and 5.25% as of March 31, 2005 and December 31, 2004, respectively), monthly interest-only payments, and a maturity date of April 15, 2007.	8,109	7,660

Total notes payable	$13,647	$13,236

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The note payable may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if the note is repaid within six months of the maturity dates. The Partnership’s plan is to either sell the properties or refinance with a lower interest rate loan to pay off this high interest rate note when the prepayment penalty period ends on November 1, 2005.

The annual maturities of the Partnership’s notes payable subsequent to March 31, 2005 are as follows (in thousands):

2005	121
2006	5,417
2007	8,109

Total	$13,647

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

Approximately 15 acres of the Tri-City land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County for Clean Closure which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The schedule was delayed due to the weather conditions since December 2004. The estimated completion date is sometime during the second quarter of 2005. The City was directed by the County of San Bernardino Local Enforcement Agency under a Notice and Order of Compliance to install the Gas Extraction System after the Cover Improvement System is in place. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $643,000 at March 31, 2005, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership; a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the General Partner is RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

Overview

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed thirteen projects at Tri-City consisting of four office projects, one industrial property, and eight commercial properties. In 2002, one office building was sold. The Partnership’s properties are more fully described below.

As of March 31, 2005, the Partnership owned twelve rental properties, and approximately 16 acres of unimproved land (“Tri-City Properties”), all in the Tri-City master-planned development in San Bernardino, California.

Tri-City Corporate Center

Between 1984 and 1985, the Partnership acquired a total of 76.56 acres of partially developed land in Tri-City for an aggregate purchase price of $9,917,000. During that time, Fund V acquired the remaining 76.21 acres within Tri-City.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside Counties.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 12.5 million square feet of office space and an overall vacancy rate of approximately 12% as of March 31, 2005, according to a study conducted by an independent broker.

Within the Tri-City area at March 31, 2005, the Partnership has approximately 269,000 square feet of office space with an average vacancy rate of 34%, approximately 178,000 square feet of retail space with an average vacancy rate of 0.7%, and approximately 62,000 square feet of R & D space with vacancy rate of 60% (see below for further discussion).

Tri-City Properties

The Partnership’s improved properties in the Tri-City are as follows:

Property	Type	Square Feet
One Vanderbilt	Four story office building	73,729
Carnegie Business Center I	Two R&D buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four strip center retail buildings	66,244
Inland Regional Center	Two story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Office Max	Retail building	23,500
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four story office building	114,170

These twelve operating properties total approximately 509,000 square feet and offer a wide range of retail, commercial, R&D and office products to the market.

Occupancy rates at the Partnership’s Tri-City properties as of March 31, 2005 and 2004 were as follows:

	2005	2004
One Vanderbilt	100%	95%
Service Retail Center	94%	93%
Carnegie Business Center I	40%	100%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Office Max	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	100%
Palm Court Retail #2	100%	100%
Vanderbilt Plaza (commencing February 2005)	20%	N/A

Weighted average occupancy	74%	99%

Weighted average occupancy decreased primarily as a result of the increase in vacancy from Carnegie Business Center I and from a new constructed property, Vanderbilt Plaza (as discussed below).

As of March 31, 2005, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Countrywide Home Loan with a lease through August 2008; (ii) CompUSA with a lease through August 2008; (iii) Fidelity National Title with a lease through August 2008; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) The University of Phoenix, Inc. with a lease through August 2009; (vii) Office Max with a lease through October 2013; (viii) New York Life with a lease through March 2015; and (ix) Circuit City with a lease through January 2018. These nine tenants, in the aggregate, occupied approximately 276,000 square feet of the 509,000 total leasable square feet at Tri-City and accounted for approximately 76% of the rental income of the Partnership during the first quarter of 2005.

Occupancy decreased 60% from March 31, 2004 to March 31, 2005 at Carnegie Business Center I.

During 2004, ITT Education Center, a tenant located at Carnegie Business Center I, purchased two unimproved lots known as Brier Business Center I and Brier Plaza from the Partnership. In December 2004, ITT vacated their space in Carnegie Business Center I and moved to a new building constructed on the land purchased from the Partnership.

In May 2005, the Partnership signed a lease with a new tenant for the office space previously occupied by ITT at Carnegie Business Center I with a ten year term. The new tenant should occupy the office space in October 2005.

Vanderbilt Plaza started construction in September 2003, and the building was substantially completed in September 2004. The property is a four-story office building and the total square footage is approximately 114,000. In February 2005, New York Life, a tenant at One Parkside (owned and managed by Rancon Realty Fund V – a partnership sponsored by the General Partner of the Partnership) relocated to Vanderbilt Plaza and is currently occupying approximately 23,000 square feet of office space of the building.

During the 1st and 2nd quarters, the Partnership signed three leases for the office spaces of approximately 52,000 square feet at Vanderbilt Plaza with terms of five years for two tenants and seven years for one tenant. These three new tenants should occupy the office spaces in the 3rd quarter of 2005.

Management is actively marketing the office spaces at Vanderbilt Plaza to minimize the risk of an extended vacancy period.

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following note and line of credit as of March 31, 2005:

Security	Service Retail Center, Carnegie Business Center I, Promotional Retail Center	IRC, Circuit City, TGI Friday’s
Form of debt	Note payable	Line of credit
Outstanding balance	$5,538,000	$8,109,000
Interest Rate	8.74%	Prime rate (5.5%)
Monthly payment	$53,413	Interest only
Maturity date	5/1/06	4/15/07

The note payable may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if this note is repaid within six months of the maturity date. The prepayment penalty period ends on November 1, 2005.

Tri-City Land

As of March 31, 2005, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a specification building is currently being designed on an approximately one acre of land. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. The Partnership intends to develop this one acre of site to generate more operating income for the Partnership in this fast-growing market.

The remaining 15 acres of land was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County for Clean Closure which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The schedule was delayed due to the weather conditions since December 2004. The estimated completion date is sometime during the second quarter of 2005. The City was directed by the County of San Bernardino Local Enforcement Agency under a Notice and Order of Compliance to install the Gas Extraction System after the Cover Improvement System is in place. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004.

Revenue

Rental income for the three months ended March 31, 2005 increased $11,000, compared to the three months ended March 31, 2004, primarily due to an increase in occupancy at Vanderbilt Plaza, which commenced operation in February 2005, offset by a decrease in occupancy at Carnegie Business Center I, as a result of a tenant, ITT Education Center, vacating their space at end of 2004 (as discussed above).

Expenses

Operating expenses increased $94,000, or 16%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to the operation at Vanderbilt Plaza which commenced in February 2005, offset by reduction in management fee from 5% to 3%..

Depreciation and amortization increased $56,000, or 15%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to additions to a new building and lease commissions.

Expenses associated with undeveloped land decreased $29,000, or 46%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to the transfer of Vanderbilt Plaza from construction in progress to land and buildings.

General and administrative expenses decreased $79,000, or 27%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to a reduction in asset and Partnership management fee in 2005.

Non-operating income / expenses

Interest and other income decreased $11,000, or 100%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to a lower average invested cash balance.

Interest expense decreased $104,000, or 75%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to decrease in interest and loan expenses capitalized to the Vanderbilt Plaza during the one-year lease up period.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2004 audited consolidated financial statements and the notes thereto.

As of March 31, 2005, the Partnership had cash and cash equivalents of $368,000.

The Partnership’s primary liabilities at March 31, 2005 included a note payable and a line of credit, totaling approximately $13,647,000 secured by properties with an aggregate net book value of approximately $17,926,000 and with maturity dates of May 1, 2006 and April 15, 2007. The note requires monthly principal and interest payments of $53,000, and bears a fixed interest rate of 8.74%. The line of credit requires monthly interest-only payments, bears interest at Prime Rate (5.5 % and 5.25% as of March 31, 2005 and December 31, 2004, respectively), and had an outstanding balance of $8,109,000 and $7,660,000 at March 31, 2005 and December 31, 2004, respectively.

In October 2004, the Partnership used its existing cash reserves primarily from sales of land held for development in 2004 to repay the note secured by One Vanderbilt in full.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2005, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of March 31, 2005, the Partnership had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$121	$5,417	$—	$—	$5,538
Secured bank line of credit	—	8,109	—	—	8,109
Interest on indebtedness (1)	700	779	—	—	1,479

Total	$821	$14,305	$—	$—	$15,126

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at March 31, 2005.

Management expects that the Partnership’s cash and cash equivalents as of March 31, 2005, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2005, the Partnership’s cash provided by operating activities totaled $498,000.

The $23,000 decrease in accounts receivable at March 31, 2005, compared to December 31, 2004, was primarily due to collection of tenant rents receivable, which was outstanding at December 31, 2004.

The $442,000 increase in deferred costs at March 31, 2005, compared to December 31, 2004, was primarily due to increase in lease commission paid for new lease at Vanderbilt Plaza, as well as a renewal lease at One Vanderbilt.

The $109,000 increase in prepaid expenses and other assets at March 31, 2005, compared to December 31, 2004, was primarily due to increase in impound accounts related to the note payable.

The $163,000 increase in accounts payable and other liabilities at March 31, 2005, compared to December 31, 2004, was primarily due to increase in accruals for property taxes.

The $95,000 increase in prepaid rents at March 31, 2005, compared to December 31, 2004, was due to the receipt of April 2005 rents in March 2005.

Investing Activities

During the three months ended March 31, 2005, the Partnership’s cash used for investing activities totaled $962,000 primarily for building and tenant improvements at Vanderbilt Plaza.

Financing Activities

During the three months ended March 31, 2005, the Partnership’s cash generated from financing activities totaled $131,000, which consisted of $450,000 in line of credit draws, offset by $39,000 in principal payments on note payable, $200,000 used for the redemption of 378 limited partnership Units, of which $33,000 was accrued at March 31, 2005 for final settlement in the second quarter of 2005, and $113,000 in payment of distributions to the General Partner, which was accrued in 2004.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s plan to develop one or more properties to generate more operating income;

•	The Partnership’s belief that cash generated by its operations will be adequate to meet its operating requirements in both the short and the long-term;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations; and

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or the fair value of its portfolio.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	the unpredictability of both the frequency and final outcome of litigation;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive; and

•	the Partnership’s failure to obtain necessary outside financing.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed below under Risk Factors. The Partnership assumes no obligation to update any forward looking-statement.

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

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date			Total	Fair Value
	2005	2006	2007
	(in thousands)
Secured Fixed Rate Debt	$121	$5,417	$—	$5,538	$5,788
Average interest rate	8.74%	8.74%	—	8.74%

Secured Variable Rate Debt	$—	$—	$8,109	$8,109	$8,109
Average interest rate	—	—	5.5%	5.5%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at March 31, 2005.

As of March 31, 2005, the Partnership had $120,000 in interest-bearing money market funds. The Partnership does not own any derivative instruments.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

(a) Exhibits:

	31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

	32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

	By	Rancon Financial Corporation
a California corporation,
its General Partner

Date: May 16, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 16, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner