Form 10-Q
period 2005-06-30
RANCON REALTY FUND IV
filed 2005-08-15
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Total number of units outstanding as of August 15, 2005: 68,072

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Investments in real estate:
Rental properties	$48,226	$37,660
Accumulated depreciation	(11,285)	(10,922)

Rental properties, net	36,941	26,738

Construction in progress	—	10,774
Land held for development	277	272

Total investments in real estate	37,218	37,784

Cash and cash equivalents	4,036	701
Accounts receivable	100	78
Deferred costs, net of accumulated amortization of $1,224 and $1,137 at June 30, 2005 and December 31, 2004, respectively	1,520	1,026
Prepaid expenses and other assets	1,735	971

Total assets	$44,609	$40,560

Liabilities and Partners’ Equity
Liabilities:
Note payable and line of credit	$15,521	$13,236
Accounts payable and other liabilities	394	484
Construction costs payable	—	12
Prepaid rent	242	35

Total liabilities	16,157	13,767

Commitments and contingent liabilities (Note 6)

Partners’ Equity:
General Partners	(414)	(583)
Limited partners, 68,267 and 68,954 limited partnership units outstanding at June 30, 2005 and December 31, 2004, respectively	28,866	27,376

Total partners’ equity	28,452	26,793

Total liabilities and partners’ equity	$44,609	$40,560

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating Revenue - Rental income	$1,761	$1,600	$3,392	$3,221

Operating Expenses

Property operating	604	553	1,263	1,118
Depreciation and amortization	433	358	871	721
Expenses associated with undeveloped land	34	74	68	137
General and administrative	261	318	478	614

Total operating expenses	1,332	1,303	2,680	2,590

Operating income	429	297	712	631

Gain on sale of land held for development	—	1,347	—	1,347
Interest and other income	2	—	2	9
Interest expense	(108)	(120)	(143)	(257)

Income before discontinued operations	323	1,524	571	1,730

Income from discontinued operations (including gain on sale of real estate of $2,075 in 2005)	2,125	53	2,161	88

Net income	$2,448	$1,577	$2,732	$1,818

Basic and diluted net income per limited partnership unit	$33.74	$21.49	$37.38	$24.72

Weighted average number of limited partnership units outstanding during each period	68,378	69,710	68,546	69,854

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2005

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2004	$(583)	$27,376	$26,793
Redemption of limited partnership units	—	(363)	(363)
Net income	169	2,563	2,732
Distributions ($10.36 per limited partnership unit)	—	(710)	(710)

Balance (deficit) at June 30, 2005	$(414)	$28,866	$28,452

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,732	$1,818
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate and land held for development	(2,075)	(1,347)
Depreciation and amortization (including discontinued operations)	890	759
Amortization of loan fees, included in interest expense	54	52
Changes in certain assets and liabilities:
Accounts receivable	(22)	60
Deferred costs	(689)	(6)
Prepaid expenses and other assets	(104)	18
Accounts payable and other liabilities	(90)	107
Prepaid rent	207	55

Net cash provided by operating activities	903	1,516

Cash flows from investing activities:
Net proceeds from sales of real estate and land held for development	4,097	1,778
Additions to real estate investments	(2,125)	(6,634)

Net cash provided by (used for) investing activities	1,972	(4,856)

Cash flows from financing activities:
Line of credit draws	2,363	3,525
Note payable principal payments	(78)	(100)
Loan fee for line of credit	(29)	(218)
Application fee for refinance (refundable)	(723)	—
Redemption of limited partnership units	(363)	(250)
Distributions to limited partners	(710)	(72)

Net cash provided by financing activities	460	2,885

Net increase (decrease) in cash and cash equivalents	3,335	(455)

Cash and cash equivalents at beginning of period	701	3,312

Cash and cash equivalents at end of period	$4,036	$2,857

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding the capitalized interest of $403 and $161 for the period ended June 30, 2005 and 2004, respectively)	$492	$366

Supplemental disclosure of non-cash-financing activities:
Redemption of limited partnership units	$48	$12
Redemption payable	(48)	(12)

Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund IV, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly owned by DLS. The Partnership has no employees.

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the general partner is RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly-owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

During the six months ended June 30, 2005, a total of 687 Units of limited partnership interest (the “Units”) were redeemed at an average price of $529. As of June 30, 2005, there were 68,267 Units outstanding.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2005 and December 31, 2004, and the related consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, partners’ equity for the six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005 and 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the results which may occur for the year ended December 31, 2005.

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

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interest of the Partnership; and (ii) all distributions are subject to the payments of partnership expenses and maintenance of reasonable reserves for debt service, alterations and improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

All excess cash from operations shall be distributed 90 percent to the limited partners and 10 percent to the General Partner. In May 2005, the limited partners received partial distributions from the Partnership.

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

June 30, 2005 and 2004

(Unaudited)

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

Management Agreement

In January 1995, Glenborough Corporation (“GC”) entered into a ten-year agreement with the Partnership to manage the Partnership’s assets and properties. In October 2000, GC merged into Glenborough Realty Trust Incorporated (“Glenborough”). During the ten years ended December 31, 2004, the Partnership paid Glenborough for its services as follows: (i) a specified asset administration fee ($331,000 for the six months ended June 30, 2004); (ii) a sales fees of 2% for improved properties and 4% for land ($77,000 for the six months ended June 30, 2004); (iii) a refinancing fee of 1% ($113,000 for the six months ended June 30, 2004) and (iv) a management fee of 5% of gross rental receipts. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($56,000 for the six months ended June 30, 2005); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fee ($148,000 for the six months ended June 30, 2005); (iv) a leasing services fee ($254,000 for the six months ended June 30, 2005); (v) a sales fee of 2% for improved properties ($87,000 for the six months ended June 30, 2005) and 4% for unimproved properties; (vi) a financing services fee of 1% of gross loan amount; and (vii) a development fee equal to 5% of the hard costs of the development project ($51,000 for the six months ended June 30, 2005). The hard costs exclude the cost of the land. The development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

The new management agreement represents an annual reduction of $363,000 for the asset and Partnership services fee in 2005 and 2006, compared to the asset and Partnership management fee paid in 2004; as well as a reduction of 2% in the property management fee from 5% in 2004 to 3% in 2005 and 2006, respectively.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). They include the accounts of certain wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

Consolidation

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the general partner is RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly-owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually.

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the asset
Furniture and equipment	5 to 7 years

Construction in Progress and Land Held for Development

Construction in progress and land held for development are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing for further development. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually.

The pre-development costs for a new project include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods that activities that are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

Cash and Cash Equivalents

The Partnership considers money market funds and certificates of deposit with original maturities of less than ninety days when purchased to be cash equivalents. As of June 30, 2005, the Partnership does not own any certificates of deposit.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other liabilities, construction costs payable, and line of credit payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured note payable as of June 30, 2005 and December 31, 2004 was approximately $5,615,000 and $6,010,000, respectively.

Deferred Costs

Deferred loan fees are amortized on a straight-line basis, which approximates the interest method, over the life of the related loan and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

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

Concentration Risk

One tenant represented 21% and 22% of rental income for the six months ended June 30, 2005 and 2004, respectively.

Reference to 2004 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2004 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

Note 3. RENTAL PROPERTIES

Rental properties consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Land	$4,471	$4,236
Buildings	36,698	28,375
Buildings and tenant improvements	7,057	5,049

	48,226	37,660
Less: accumulated depreciation	(11,285)	(10,922)

Total rental properties, net	$36,941	$26,738

As of June 30, 2005, the Partnership’s rental properties included four office/industrial buildings and seven retail buildings.

The core and shell of the Vanderbilt Plaza was substantially completed and the first tenant moved in during February 2005.

The Partnership entered into a contract to sell the property leased to Office Max for a price of $4,350,000 in April 2005. On June 3, 2005, the sale closed and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000. The proceeds were added to the Partnership’s cash reserves.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income and gain or loss on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented.

Below is a summary of the results of operations of the property leased to Office Max through its disposition date (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005(1)	2004	2005(1)	2004
Operating Revenue – rental income	$82	$106	$169	$192

Property operating	32	34	64	66
Depreciation and amortization	—	19	19	38

Total operating expenses	32	53	83	104

Income before gain on sale of real estate	50	53	86	88
Gain on sale of real estate	2,075	—	2,075	—

Income from discontinued operations	$2,125	$53	$2,161	$88

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City, San Bernardino, CA (approximately 1 acre of land with a cost basis of $511,000 at December 31, 2004)	$—	$10,774

Vanderbilt Plaza was transferred to land and building from construction in progress when the core and shell of the building was substantially completed and the first tenant moved in during February 2005.

Land held for development consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City, San Bernardino, CA (approximately 16 acres at June 30, 2005 and December 31, 2004, respectively)	$277	$272

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

As of June 30, 2005, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a specification building is currently being designed on an approximately one acre site. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space.

The remaining 15 acres are part of a landfill monitoring program managed by the City of San Bernardino (as discussed in Note 6 below). At this time, the Partnership believes that development of this land is not practical.

Note 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of June 30, 2005 and December 31, 2004 were as follows (in thousands):

	2005	2004
Note payable collateralized by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I buildings. The note, which matures May 1, 2006, is a 10-year, 8.74% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53.	$5,498	$5,576
Line of credit with a total availability of $11.4 million as of June 30, 2005 and December 31, 2004, collateralized by first deeds of trust on IRC, Circuit City and TGI Friday’s buildings, with a variable interest rate of “Prime Rate” (6% and 5.25% as of June 30, 2005 and December 31, 2004, respectively), monthly, interest-only payments, and a maturity date of April 15, 2007.	10,023	7,660

Total	$15,521	$13,236

The note payable may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if the note is repaid within six months of the maturity date. The Partnership intends to pay off this note when the prepayment penalty period ends on November 1, 2005 (as discussed below). No assurance can be made that circumstances will not arise which could impact the close of the refinance to repay this note at maturity.

The Partnership intends to refinance the above fixed-rate loan and the line of credit. A new loan is assumable and expected to total $24.1 million, bears interest at a fixed rate of 5.64% with a 10-year term, collateralized by a total of eight properties, of which five properties are from the existing fixed-rate loan and line of credit. The new loan would consist of two release parcels. The first release parcel would be collateralized by six properties with a loan amount of $16,448,000 and is estimated to close in the third quarter of 2005. The second release parcel would be collateralized by two properties with a loan amount of $7,652,000 and is estimated to close in November 2005, after the above note payable is paid off.

The annual maturities on the Partnership’s note payable and line of credit subsequent to June 30, 2005, are as follows (in thousands):

2005	$81
2006	5,417
2007	10,023

Total	$15,521

Note 6. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership’s results of operations and cash flows.

Approximately 15 acres of the Tri-City land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County of San Bernardino (“the County”) for Clean Closure which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

installation of the Cover Improvement System in October 2004. The completion of the Cover Improvement System has been delayed and is now scheduled to be completed in the third quarter of 2005. A plan for the Gas Extraction System was submitted by the City to the County for review and approval. Under the Notice and Order of Compliance, the City, directed by the County, will install the Gas Extraction System after the plan is approved. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our insurance policies may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2005, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Rancon Realty Fund IV, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly-owned by DLS. The Partnership has no employees.

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the general gartner is RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly-owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership.

Overview

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership constructed thirteen projects at Tri-City consisting of four office buildings, one industrial building, and eight retail buildings. One office building and one retail building were sold in 2002 and 2004, respectively. The Partnership’s properties are more fully described below.

As of June 30, 2005, the Partnership owned eleven rental properties, and approximately 16 acres of unimproved land in the Tri-City master-planned development in San Bernardino, California.

Tri-City

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 12.6 million square feet of office space and an overall vacancy rate of approximately 11% as of June 30, 2005, according to a study conducted by an independent broker.

As of June 30, 2005, the Partnership has approximately 269,000 square feet of office space with an average vacancy rate of 34%, approximately 155,000 square feet of retail space with an average vacancy rate of 0.7%, and approximately 62,000 square feet of industrial space with an average vacancy rate of 60% (vacancy rate should be 0% in the third quarter of 2005-see below for further discussion).

Tri-City Properties

The Partnership’s rental properties are as follows:

Property	Type	Square Feet
One Vanderbilt	Four story office building	73,729
Carnegie Business Center I	Two industrial buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four strip center retail buildings	66,244
Inland Regional Center	Two story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four story office building	114,170

These eleven operating properties total approximately 486,000 square feet and offer a wide range of office, retail and industrial products to the market.

Occupancy rates at the Partnership’s rental properties as of June 30, 2005 and 2004 were as follows:

	2005	2004
One Vanderbilt	97%	95%
Service Retail Center	94%	93%
Carnegie Business Center I	40%	100%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	100%
Palm Court Retail #2	100%	100%
Vanderbilt Plaza (commencing February 2005)	20%	N/A

Weighted average occupancy	73%	99%

Weighted average occupancy decreased primarily as a result of the increase in vacancy at Carnegie Business Center I and at a newly constructed property, Vanderbilt Plaza (as discussed below).

On April 18, 2005, the Partnership entered into a contract to sell the property leased to Office Max for a price of $4,350,000. On June 3, 2005, the sale closed and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000. The proceeds were added to the Partnership’s cash reserves.

As of June 30, 2005, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Countrywide Home Loan with a lease through August 2008; (ii) CompUSA with a lease through August 2008; (iii) Fidelity National Title with a lease through August 2008; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) The University of Phoenix, Inc. with a lease through August 2009; (vii) New York Life with a lease through March 2015; and (viii) Circuit City with a lease through January 2018. These eight tenants, in the aggregate, occupied approximately 253,000 square feet of the 486,000 total leasable square feet at Tri-City and accounted for approximately 68% of the rental income of the Partnership during the six months ended June 30, 2005.

Occupancy decreased 60% from June 30, 2004 to June 30, 2005 at Carnegie Business Center I, primarily due to the lease expiration of ITT Education Center (“ITT”). ITT purchased two unimproved lots known as Brier Business Center I and Brier Plaza from the Partnership in 2004. After the expiration of their lease at the end of December 2004, ITT moved to their new building constructed on the land purchased from the Partnership.

A new lease with a ten-year term for the office space previously occupied by ITT, at Carnegie Business Center I was signed in the second quarter of 2005. The new tenant should occupy the office space in October 2005. This new lease will bring up the occupancy rate for Carnegie Business Center I to 100% in the third quarter of 2005.

Vanderbilt Plaza started construction in September 2003, and the core and shell of the property was substantially completed in September 2004. The property is a four-story office building, and is approximately 114,000 square feet. A tenant relocated from One Parkside (owned and managed by Rancon Realty Fund V – a partnership sponsored by the General Partner of the Partnership) to Vanderbilt Plaza in February 2005, and occupies approximately 23,000 square feet of office space in the building. In addition, an existing tenant at One Vanderbilt expanded and leased approximately 32,000 square feet of additional office space at Vanderbilt Plaza. This tenant should occupy their space in August 2005. Two new leases with a total of approximately 20,000 square feet and five-year lease terms were signed during the second quarter of 2005. These two tenants should also occupy their spaces in the third quarter of 2005. These three leases will bring up the occupancy rate for Vanderbilt Plaza to 66% in the third quarter of 2005. Management is actively marketing the remaining vacancy spaces at this new building.

The Partnership’s Tri-City Properties are owned by the Partnership, subject to the following note and line of credit as of June 30, 2005:

Security	Service Retail Center, Carnegie Business Center I, Promotional Retail Center	IRC, Circuit City, TGI Friday’s
Form of debt	Note payable	Line of credit
Outstanding balance	$5,498,000	$10,023,000
Interest Rate	8.74%	Prime rate (6%)
Monthly payment	$53,413	Interest only
Maturity date	5/1/06	4/15/07

The note payable may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if this note is repaid within six months of the maturity date. The Partnership intends to pay off this note with the proceeds from the pending refinance (as discussed below) after the prepayment penalty period ends on November 1, 2005. No assurance can be made that circumstances will not arise which could impact the close of the loan to repay this note at maturity.

The Partnership intends to refinance the above fixed-rate loan and the line of credit. A new loan is assumable and expected to total $24.1 million, bears interest at a fixed rate of 5.64% with a 10-year term, collateralized by a total of eight properties, of which five properties are from the existing fixed-rate loan and line of credit. The new loan would consist of two release parcels. The first release parcel would be collateralized by six properties with a loan amount of $16,448,000 and is estimated to close in the third quarter of 2005. The second release parcel would be collateralized by two properties with a loan amount of $7,652,000 and is estimated to close in November 2005, after the above note payable is paid off.

Tri-City Land

As of June 30, 2005, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a specification building is currently being designed on approximately one acre of land. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. The Partnership intends to develop this one acre site to generate more operating income for the Partnership in this fast-growing market.

The remaining 15 acres of land was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County of San Bernardino (“the County”) for Clean Closure which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004, The completion of the Cover Improvement System has been delayed and is now scheduled to be completed in the third quarter of 2005. Currently, the City has submitted the plan for the Gas Extraction System to the County for review and approval. Under the Notice and Order of Compliance, the City, directed by the County, will install the Gas Extraction System after the plan is approved. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

Results of Operations

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004.

Revenue

Rental income for the three months ended June 30, 2005 increased $161,000, or 10%, compared to the three months ended June 30, 2004, primarily due to an increase in occupancy at Vanderbilt Plaza, which commenced operations in February 2005, offset by a decrease in occupancy at Carnegie Business Center I, as a result of a tenant, ITT Education Center, vacating their space at the end of 2004 (as discussed above).

Expenses

Operating expenses increased $51,000, or 9%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to the commencement of operations at Vanderbilt Plaza in February 2005, offset by a reduction in property management fee from 5% to 3%.

Depreciation and amortization increased $75,000, or 21% , for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to additions to a new building and lease commissions.

Expenses associated with undeveloped land decreased $40,000, or 54%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to a decrease in expenses related to Vanderbilt Plaza. The expenses were classified under the property operating expenses after construction was completed.

General and administrative expenses decreased $57,000, or 18%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to a reduction in asset and Partnership management fee in 2005, offset by a slight increase in investor service expenses.

Non-operating income / expenses

The gain on sale of land held for development of $1,347,000 during the three months ended June 30, 2004, resulted from the sale of two lots known as Brier Business Center I and Brier Plaza in April 2004.

Interest expense decreased $12,000, or 10%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to increase in interest and loan expenses capitalized to the Vanderbilt Plaza during the lease up period.

Income from discontinued operations for the three months ended June 30, 2005 and 2004, resulted from the sale of the property leased to Office Max (See Note 3 for further discussion).

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

Revenue

Rental income for the six months ended June 30, 2005 increased $171,000, compared to the six months ended June 30, 2004, primarily due to an increase in occupancy at Vanderbilt Plaza, which commenced operation in February 2005, offset by a decrease in occupancy at Carnegie Business Center I, as a result of a tenant, ITT Education Center, vacating their space at end of 2004 (as discussed above).

Expenses

Operating expenses increased $145,000, or 13%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to the commencement of operations at Vanderbilt Plaza in February 2005, offset by reduction in the property management fee from 5% to 3%.

Depreciation and amortization increased $150,000, or 21%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to depreciation of Vanderbilt Plaza and additions lease commissions.

Expenses associated with undeveloped land decreased $69,000, or 50%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to a decrease in expenses related to Vanderbilt Plaza. The expenses were classified under the property operating expenses after construction was completed.

General and administrative expenses decreased $136,000, or 22%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to a reduction in asset and Partnership management fees in 2005, offset by a slight increase in investor service fees.

Non-operating income / expenses

The gain on sale of land held for development of $1,347,000 during the six months ended June 30, 2004, resulted from the sale of two lots known as Brier Business Center I and Brier Plaza in April 2004.

Interest expense decreased $114,000, or 44%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to increase in interest and loan expenses capitalized to the Vanderbilt Plaza during the lease up period.

Income from discontinued operations during the six months ended June 30, 2005 and 2004, resulted from the sale of the property leased to Office Max.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2004 audited consolidated financial statements and the notes thereto.

As of June 30, 2005, the Partnership had cash and cash equivalents of $4,036,000.

The Partnership entered into a contract to sell the property leased to Office Max for a price of $4,350,000 in April 2005. On June 3, 2005, the sale closed and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000. The proceeds were added to the Partnership’s cash reserves.

The Partnership’s primary liabilities at June 30, 2005 included a note payable and a line of credit, totaling approximately $15,521,000 secured by properties with an aggregate net book value of approximately $17,779,000 and with maturity dates of May 1, 2006 and April 15, 2007. The note requires monthly principal and interest payments of $53,000, and bears a fixed interest rate of 8.74%. The line of credit requires monthly interest-only payments, bears interest at Prime Rate (6% and 5.25% as of June 30, 2005 and December 31, 2004, respectively), and had an outstanding balance of $10,023,000 and $7,660,000 at June 30, 2005 and December 31, 2004, respectively. In October 2004, the Partnership used its existing cash reserves primarily from sales of land held for development in 2004 to repay the note secured by One Vanderbilt in full. The note was paid off at the end of the loan term and the balance of the note was $2,600,000. There was no prepayment penalty incurred at the time of payoff.

The Partnership intends to refinance the above fixed-rate loan and the line of credit. A new loan is assumable and expected to total $24.1 million, bears interest at a fixed rate of 5.64% with a 10-year term, collateralized by a total of eight properties, of which five properties are from the existing fixed-rate loan and line of credit. The new loan would consist of two release parcels. The first release parcel would be collateralized by six properties with a loan amount of $16,448,000 and is estimated to close in the third quarter of 2005. The second release parcel would be collateralized by two properties with a loan amount of $7,652,000 and is estimated to close in November 2005, after the above note payable is paid off. No assurance can be made that circumstances will not arise which could impact the close of the loan to repay the above note at maturity.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2005, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

As of June 30, 2005, the Partnership had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$81	$5,417	$—	$—	$5,498
Secured bank line of credit	—	10,023	—	—	10,023
Interest on indebtedness (1)	546	981	—	—	1,528

Total	$627	$16,421	$—	$—	$17,049

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at June 30, 2005.

Management expects that the Partnership’s cash and cash equivalents as of June 30, 2005, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the six months ended June 30, 2005, the Partnership’s cash provided by operating activities totaled $903,000.

The $22,000 increase in accounts receivable at June 30, 2005, compared to December 31, 2004, was primarily due to tenant rents receivable.

The $689,000 increase in deferred costs at June 30, 2005, compared to December 31, 2004, was primarily due to increase in lease commission paid for new leases at Vanderbilt Plaza and Carnegie Business Center I (as discussed above).

The $104,000 increase in prepaid expenses and other assets at June 30, 2005, compared to December 31, 2004, was primarily due to increase in straight line rent receivables, offset by a decrease in impound accounts related to the note payable and prepaid insurance.

The $90,000 decrease in accounts payable and other liabilities at June 30, 2005, compared to December 31, 2004, was primarily due to payment of distribution to the General Partner, which was accrued in 2004, offset by an increase in accruals for audit and tax return preparation fees.

The $207,000 increase in prepaid rents at June 30, 2005, compared to December 31, 2004, was due to the receipt of July 2005 rents in June 2005.

Investing Activities

During the six months ended June 30, 2005, the Partnership’s cash provided by investing activities totaled $1,972,000 which consisted of $2,125,000 primarily used for building and tenant improvements at Vanderbilt Plaza, offset by $4,097,000 from proceeds from the sale of the property leased to Office Max.

Financing Activities

During the six months ended June 30, 2005, the Partnership’s cash generated from financing activities totaled $460,000, which consisted of $2,363,000 in line of credit draws, offset by $78,000 in principal payments on the note payable, $29,000 for payment of annual loan fee for the line of credit, $723,000 for payment of a refundable application fee for the pending refinance, $363,000 for the redemption of 687 limited partnership Units, and $710,000 distributions to the limited partners.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

The pre-development costs for a new project include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods that activities that are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

The actual value of the Partnership’s portfolio of properties and land held for development could be different from their carrying amounts.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s plan to develop one or more properties to generate more operating income;

•	The Partnership’s intent to refinance existing debt and pay off a note on November 1, 2005 when the prepayment penalty period expires;

•	The Partnership’s belief that its cash and cash generated by its operations, sales and financing will be sufficient to meet its operating requirements in both the short and the long-term;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations; and

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or the fair value of its portfolio.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	availability and credit worthiness of prospective tenants;

•	defaults or non-renewal of leases by customers;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	the unpredictability of both the frequency and final outcome of litigation;

•	unanticipated inability to close financing that currently is in process in the amount expected on or before the date expected;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive; and

•	the Partnership’s failure to obtain necessary outside financing.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance with respect to the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates. The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2005	2006	2007	Total	Fair Value
		(in thousands)
Secured Fixed Rate Debt	$81	$5,417	$—	$5,498	$5,615
Average interest rate	8.74%	8.74%	—	8.74%

Secured Variable Rate Debt	$—	$—	$10,023	$10,023	$10,023
Average interest rate	—	—	6%	6%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would change the annual interest the Partnership incurred by approximately $13,000, based upon the balances outstanding on variable rate instruments at June 30, 2005.

As of June 30, 2005, the Partnership had $3,623,000 in interest-bearing money market funds. The Partnership does not own any derivative instruments.

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

RANCON REALTY FUND IV,
a California limited partnership

	By	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 15, 2005		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 15, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner