Form 10-Q
period 2005-09-30
RANCON REALTY FUND IV
filed 2005-11-14
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Total number of units outstanding as of November 14, 2005: 67,702

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Investments in real estate:
Rental properties	$49,112	$37,660
Accumulated depreciation	(11,081)	(10,922)

Rental properties, net	38,031	26,738

Construction in progress	—	10,774
Land held for development	321	272

Total real estate investments	38,352	37,784

Cash and cash equivalents	3,399	701
Accounts receivable	21	78
Deferred costs, net of accumulated amortization of $998 and $1,137 at September 30, 2005 and December 31, 2004, respectively	1,673	1,026
Prepaid expenses and other assets	1,334	971

Total assets	$44,779	$40,560

Liabilities and Partners’ Equity
Liabilities:
Notes payable and line of credit	$15,481	$13,236
Accounts payable and other liabilities	680	484
Construction costs payable	—	12
Prepaid rent	212	35

Total liabilities	16,373	13,767

Commitments and contingent liabilities (Note 6)

Partners’ Equity :
General partner	(396)	(583)
Limited partners, 67,848 and 68,954 limited partnership units outstanding at September 30, 2005 and December 31, 2004, respectively	28,802	27,376

Total partners’ equity	28,406	26,793

Total liabilities and partners’ equity	$44,779	$40,560

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating Revenue – Rental income	$1,895	$1,691	$5,284	$4,911

Operating Expenses
Property operating	771	624	2,034	1,742
Depreciation and amortization	456	388	1,327	1,108
Expenses associated with undeveloped land	34	37	102	174
General and administrative	286	312	764	926

Total operating expenses	1,547	1,361	4,227	3,950

Operating income	348	330	1,057	961

Gain on sale of land held for development	—	—	—	1,347
Interest and other income	6	3	8	12
Interest expense	(178)	(117)	(321)	(374)

Income before discontinued operations	176	216	744	1,946

Income from discontinued operations (including gain on sale of real estate of $2,075 in nine months ended September 30, 2005)	—	35	2,164	123

Net income	$176	$251	$2,908	$2,069

Basic and diluted net income per limited partnership unit	$2.33	$3.24	$39.81	$27.66

Weighted average number of limited partnership units outstanding during each period	67,946	69,479	68,346	69,729

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2005

(in thousands)

(Unaudited)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2004	$(583)	$27,376	$26,793
Redemption of limited partnership units	—	(585)	(585)
Net income	187	2,721	2,908
Distributions ($10.36 per limited partnership unit)	—	(710)	(710)

Balance (deficit) at September 30, 2005	$(396)	$28,802	$28,406

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,908	$2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate and land held for development	(2,075)	(1,347)
Depreciation and amortization (including discontinued operations)	1,346	1,166
Amortization of loan fees (included in interest expense)	81	79
Changes in certain assets and liabilities:
Accounts receivable	57	61
Deferred costs	(924)	(149)
Prepaid expenses and other assets	(426)	(114)
Accounts payable and other liabilities	196	434
Prepaid rent	177	65

Net cash provided by operating activities	1,340	2,264

Cash flows from investing activities:
Net proceeds from sales of land held for development	4,097	1,778
Net additions to real estate investments	(3,660)	(8,969)

Net cash provided by (used for) investing activities	437	(7,191)

Cash flows from financing activities:
Line of credit draws	2,363	6,950
Notes payable principal payments	(118)	(147)
Loan fees for line of credit	(29)	(217)
Redemption of limited partnership units	(585)	(331)
Distributions to limited partner	(710)	(679)
Distributions to General partner	—	(72)

Net cash provided by financing activities	921	5,504

Net increase in cash and cash equivalents	2,698	577

Cash and cash equivalents at beginning of period	701	3,312

Cash and cash equivalents at end of period	$3,399	$3,889

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding capitalized interest of $475 and $295 for the periods ended September 30, 2005 and 2004, respectively)	$300	$295

Supplemental disclosure of non-cash investing activities:
Completed real estate investment transferred out of construction in progress to rental property	$11,532	$—

Supplemental disclosure of non-cash-financing activities:
Redemption of limited partnership units	$82	$65
Redemption payable	(82)	(65)

Total	$—	$—

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$605	$5,712

Write-off of fully amortized deferred costs	$308	$464

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

During the nine months ended September 30, 2005, a total of 1,106 Units of limited partnership interest (the “Units”) were redeemed at an average price of $529. As of September 30, 2005, there were 67,848 Units outstanding.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2005 and December 31, 2004, and the related consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, partners’ equity for the nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005 and 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results, which may occur for the year ended December 31, 2005.

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

All excess cash from operations shall be distributed 90 percent to the limited partners and 10 percent to the General Partner. In May 2005, the limited partners received a partial year distribution from the Partnership.

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

Management Agreement

In January 1995, Glenborough Corporation (“GC”) entered into a ten-year agreement with the Partnership to manage the Partnership’s assets and properties. In October 2000, GC merged into Glenborough Realty Trust Incorporated (“Glenborough”). During the ten years ended December 31, 2004, the Partnership paid Glenborough for its services as follows: (i) a specified asset administration fee ($497,000 for the nine months ended September 30, 2004); (ii) a sales fees of 2% for improved properties and 4% for land ($77,000 for the nine months ended September 30, 2004); (iii) a refinancing fee of 1% ($113,000 for the nine months ended September 30, 2004) and (iv) a management fee of 5% of gross rental receipts. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership has engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($69,000 for the nine months ended September 30, 2005); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($223,000 for the nine months ended September 30, 2005); (iv) a leasing services fee ($312,000 for the nine months ended September 30, 2005); (v) a sales fee of 2% for improved properties ($87,000 for the nine months ended September 30, 2005) and 4% for unimproved properties; (vi) a financing services fee of 1% of gross loan amount; and (vii) a development fee equal to 5% of the hard costs of the development project ($51,000 for the nine months ended September 30, 2005). The hard costs exclude the cost of the land. The development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

The new management agreement represents an annual reduction of $363,000 for the asset and Partnership services fee in 2005 and 2006, compared to the asset and Partnership management fee paid in 2004, as well as a reduction of 2% in the property management fee from 5% in 2004 to 3% in 2005 and 2006, respectively.

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

Cash and Cash Equivalents

The Partnership considers money market funds and certificates of deposit with original maturities of less than ninety days when purchased to be cash equivalents. As of September 30, 2005, the Partnership does not own any certificates of deposit.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other liabilities, construction costs payable, and line of credit payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured note payable as of September 30, 2005 and December 31, 2004 was approximately $5,456,000 and $6,010,000, respectively.

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

Net Income/(Loss) Per Limited Partnership Unit

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

Concentration Risk

One tenant represented 21% and 22% of rental income for the nine months ended September 30, 2005 and 2004, respectively.

Reclassifications

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. RENTAL PROPERTIES

Rental properties consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Land	$4,471	$4,236
Buildings	36,861	28,375
Building and tenant improvements	7,780	5,049

	49,112	37,660
Less: accumulated depreciation	(11,081)	(10,922)

Total rental properties, net	$38,031	$26,738

As of September 30, 2005, the Partnership’s rental properties included four office/industrial buildings and seven retail buildings.

Vanderbilt Plaza started construction in September 2003. The property is a four-story office building with approximately 114,000 square feet. The construction cost of the Vanderbilt Plaza was transferred from construction to land and building when the core and shell was substantially completed and the first tenant moved in during February 2005.

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

Below is a summary of the results of operations of the property leased to Office Max through its disposition date (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005 (1)	2004	2005 (1)	2004
Operating Revenue – rental income	$—	$85	$172	$278

Property operating	—	31	64	97
Depreciation and amortization	—	19	19	58

Total operating expenses	—	50	83	155

Income before gain on sale of real estate	—	35	89	123
Gain on sale of real estate	—	—	2,075	—

Income from discontinued operations	$—	$35	$2,164	$123

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City, San Bernardino, CA (approximately 1 acre of land with a cost basis of $511,000 at December 31, 2004)	$—	$10,774

Vanderbilt Plaza was transferred to land and building from construction in progress when the core and shell of the building was substantially completed and the first tenant moved in during February 2005 (See Note 3 for discussion).

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Land held for development consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City, San Bernardino, CA (approximately 16 acres at September 30, 2005 and December 31, 2004, respectively)	$321	$272

As of September 30, 2005, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a specification building is currently being designed on an approximate one-acre site. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. Recently, the City approved the development of this project.

The remaining 15 acres are part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 6 below). At this time, the Partnership believes that development of this land is not practical.

Note 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of September 30, 2005 and December 31, 2004 were as follows (in thousands):

	2005	2004
Note payable collateralized by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I buildings. The note, which matures May 1, 2006, is a 10-year, 8.74% fixed rate loan with a 25-year amortization requiring monthly payments of principal and interest totaling $53.	$5,458	$5,576

Line of credit with a total availability of $11.4 million as of September 30, 2005 and December 31, 2004, collateralized by first deeds of trust on IRC, Circuit City and TGI Friday’s buildings, with a variable interest rate of “Prime Rate” (6.5% and 5.25% as of September 30, 2005 and December 31, 2004, respectively), monthly, interest-only payments, and a maturity date of April 15, 2007.	10,023	7,660

Total	$15,481	$13,236

The note payable may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if the note is repaid within nine months of the maturity date. The Partnership intends to pay off this note when the prepayment penalty period ends on November 1, 2005 (as discussed below).

The Partnership intends to refinance the above fixed-rate loan and the line of credit. In the third quarter of 2005, a loan application was submitted and withdrawn due to disagreement on the loan terms and conditions between the Partnership and the proposed lender. In October 2005, a loan application was submitted to a different lender. This assumable loan would total $24.1 million, would bear interest at a lower fixed rate of 5.46% with a 10-year term, and would be collateralized by eight properties. This loan would also provide a one-time loan assumption and a release provision for an individual asset. This loan is estimated to close in the fourth quarter of 2005. No assurance can be made that circumstances will not arise which could impact the closing of the refinance to repay the above note at maturity.

The annual maturities on the Partnership’s note payable and line of credit subsequent to September 30, 2005, are as follows (in thousands):

2005	$41
2006	5,417
2007	10,023

Total	$15,481

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

Approximately 15 acres of the Tri-City land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County of San Bernardino (“the County”) for Clean Closure, which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The completion of the Cover Improvement System has been delayed and was completed in the third quarter of 2005. A plan was submitted by the City to the County for review and approval for the Gas Extraction System. The plan was approved and the City is now installing the Gas Extraction System at the site. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2005, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership constructed thirteen projects at Tri-City consisting of four office buildings, one industrial building, and eight retail buildings. One office building and one retail building were sold in 2002 and 2005, respectively. The Partnership’s properties are more fully described below.

As of September 30, 2005, the Partnership owned eleven rental properties, and approximately 16 acres of unimproved land in the Tri-City master-planned development in San Bernardino, California.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 12.6 million square feet of office space and an overall vacancy rate of approximately 10.6% as of September 30, 2005, according to a study conducted by an independent broker.

As of September 30, 2005, the Partnership has approximately 269,000 square feet of office space with an average vacancy rate of 21%, approximately 155,000 square feet of retail space with no vacancy, and approximately 62,000 square feet of industrial space with an average vacancy rate of 54% (vacancy rate should be decreased in the fourth quarter of 2005-see below for further discussion).

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

Occupancy rates at the Partnership’s rental properties as of September 30, 2005 and 2004 were as follows:

	2005	2004
One Vanderbilt	97%	100%
Service Retail Center	100%	93%
Carnegie Business Center I	46%	100%
Promotional Retail Center	100%	100%
Inland Regional Center	100%	100%
TGI Friday’s	100%	100%
Circuit City	100%	100%
Mimi’s Café	100%	100%
Palm Court Retail #1	100%	100%
Palm Court Retail #2	100%	100%
Vanderbilt Plaza (commencing February 2005)	48%	N/A

Weighted average occupancy	81%	99%

Weighted average occupancy decreased primarily as a result of the increase in vacancy at Carnegie Business Center I and at a newly constructed property, Vanderbilt Plaza (as discussed below).

Occupancy decreased 54% from September 30, 2004 to September 30, 2005 at Carnegie Business Center I, primarily due to the lease expiration of ITT Education Center (“ITT”). ITT purchased two unimproved lots known as Brier Business Center I and Brier Plaza from the Partnership in 2004. After the expiration of their lease at the end of December 2004, ITT moved to their new building constructed on the land purchased from the Partnership.

A new lease with a ten-year term for the office space previously occupied by ITT, at Carnegie Business Center I was signed in the second quarter of 2005. This new lease started in October 2005, and increased the occupancy rate to 89% for Carnegie Business Center I in the fourth quarter of 2005.

Vanderbilt Plaza commenced operation in February 2005. Construction started at Vanderbilt Plaza in September 2003, and the cost was transferred to land and building when the core and shell of the property was substantially completed and the first tenant moved in during February 2005. The property is a four-story office building with approximately 114,000 square feet. A tenant relocated from One Parkside (owned and managed by Rancon Realty Fund V – a partnership sponsored by the General Partner of the Partnership) to Vanderbilt Plaza in February 2005, and occupies approximately 23,000 square feet of office space in the building. In addition, an existing tenant at One Vanderbilt expanded and leased approximately 32,000 square feet of additional office space at Vanderbilt Plaza. This tenant occupied their space in August 2005. Two new leases with a total of approximately 20,000 square feet and five-year lease terms were signed during the second quarter of 2005. These two leases increased the occupancy rate to 66% in the fourth quarter of 2005 when the tenants occupied their spaces in October 2005. One new lease with an approximately 8,200 square feet and a five-year lease term was signed during the third quarter of 2005. This lease will increase the occupancy rate to 73% when the tenant occupies their space in January 2006. Management is actively marketing the remaining vacant spaces for this new building.

On April 18, 2005, the Partnership entered into a contract to sell the property leased to Office Max for a price of $4,350,000. On June 3, 2005, the sale closed and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000. The proceeds were added to the Partnership’s cash reserves.

As of September 30, 2005, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Countrywide Home Loan with a lease through August 2008; (ii) CompUSA with a lease through August 2008; (iii) Fidelity National Title with a lease through August 2008; (iv) PetsMart with a lease through January 2009; (v) Inland Regional Center with a lease through July 2009; (vi) The University of Phoenix, Inc. with two leases through May 2012; (vii) New York Life with a lease through March 2015; and (viii) Circuit City with a lease through January 2018. These eight tenants, in the aggregate, occupied approximately 285,000 square feet of the 486,000 total leasable square feet at Tri-City and accounted for approximately 68% of the rental income of the Partnership during the nine months ended September 30, 2005.

The Partnership’s Tri-City Properties are owned by the Partnership, subject to the following note and line of credit as of September 30, 2005:

Security	Service Retail Center, Carnegie Business Center I, Promotional Retail Center	IRC, Circuit City, TGI Friday’s
Form of debt	Note payable	Line of credit
Outstanding balance	$5,458,000	$10,023,000
Interest Rate	8.74%	Prime rate (6.5%)
Monthly payment	$53,413	Interest only
Maturity date	5/1/06	4/15/07

The note payable may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if this note is repaid within nine months of the maturity date. The Partnership intends to pay off this note with the proceeds from the pending refinance (as discussed below) after the prepayment penalty period ends on November 1, 2005.

The Partnership intends to refinance the above fixed-rate loan and the line of credit. In the third quarter of 2005, a loan application was submitted and withdrawn due to disagreement on the loan terms and conditions between the Partnership and the lender. In October 2005, a loan application was submitted to a different lender. This assumable loan would total $24.1 million, would bear interest at a lower fixed rate of 5.46% with a 10-year term, and would be collateralized by eight properties. This loan would also provide a one-time loan assumption and a release provision for an individual asset. This loan is estimated to close in the fourth quarter of 2005. No assurance can be made that circumstances will not arise which could impact the closing of the refinance to repay the above note at maturity.

Tri-City Land

As of September 30, 2005, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a specification building is currently being designed on an approximate one-acre land. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. Recently, the City approved the development of this project. The Partnership intends to develop this one-acre site to generate more operating income for the Partnership in this fast-growing market.

The remaining 15 acres of land was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County of San Bernardino (“the County”) for Clean Closure, which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The completion of the Cover Improvement System has been delayed and was completed in the third quarter of 2005. A plan was submitted by the City to the County for review and approval for the Gas Extraction System. The plan was approved and the City is now installing the Gas Extraction System at the site. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

Results of Operations

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004.

Revenue

Rental income for the three months ended September 30, 2005 increased $201,000, or 12%, compared to the three months ended September 30, 2004, primarily due to an increase in occupancy at Vanderbilt Plaza, which commenced operations in February 2005, offset by a decrease in occupancy at Carnegie Business Center I, as a result of a tenant, ITT Education Center, vacating their space at the end of 2004 (as discussed above).

Expenses

Operating expenses increased $147,000, or 24%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to the commencement of operations at Vanderbilt Plaza in February 2005, offset by a reduction in property management fees from 5% in 2004 to 3% in 2005.

Depreciation and amortization increased $68,000, or 18%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to depreciation commencing at Vanderbilt Plaza and additions of lease commissions.

Expenses associated with undeveloped land decreased $3,000, or 8%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to a decrease in expenses related to Vanderbilt Plaza. The expenses are classified under property operating expenses after construction was completed.

General and administrative expenses decreased $26,000, or 8%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to a reduction in asset and Partnership management fees in 2005, offset by an increase in the expenses related to the refinance which was withdrawn in the third quarter of 2005.

Non-operating income / expenses

Interest expense increased $61,000, or 53%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to an increase in interest expense as a result of the increase in line of credit balance, as well as the increase in interest rate, offset by a decrease in interest and loan expenses capitalized at Vanderbilt Plaza.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

Revenue

Rental income for the nine months ended September 30, 2005 increased $373,000, or 8%, compared to the nine months ended September 30, 2004, primarily due to an increase in occupancy at Vanderbilt Plaza, which commenced operation in February 2005, offset by a decrease in occupancy at Carnegie Business Center I, as a result of a tenant, ITT Education Center, vacating their space at end of 2004 (as discussed above).

Expenses

Operating expenses increased $292,000, or 17%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to the commencement of operations at Vanderbilt Plaza in February 2005, offset by a reduction in the property management fees from 5% in 2004 to 3% in 2005.

Depreciation and amortization increased $219,000, or 20%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to depreciation commencing at Vanderbilt Plaza and additions of lease commissions.

Expenses associated with undeveloped land decreased $72,000, or 41%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to a decrease in expenses related to Vanderbilt Plaza. The expenses are classified under property operating expenses after construction was completed.

General and administrative expenses decreased $162,000, or 17%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to a reduction in asset and Partnership management fees in 2005, offset by an increase in the expenses related to the refinance which was withdrawn in the third quarter of 2005.

Non-operating income / expenses

The gain on sale of land held for development of $1,347,000 during the nine months ended September 30, 2004, resulted from the sale of two lots known as Brier Business Center I and Brier Plaza in April 2004.

Interest expense decreased $53,000, or 14%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to interest and loan expenses capitalized at Vanderbilt Plaza, offset by an increase in interest expense as a result of the increase in line of credit balance, as well as the increase in interest rate.

Income from discontinued operations during the three and nine months ended September 30, 2005, resulted from the sale of the property leased to Office Max in June 2005, as well as the net operating income from the sold property. Income from discontinued operations during the three and nine months ended September 30, 2004, reflected the net operating income from the sold property (As discussed below).

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2004 audited consolidated financial statements and the notes thereto.

As of September 30, 2005, the Partnership had cash and cash equivalents of $3,399,000.

The Partnership entered into a contract to sell the property leased to Office Max for a price of $4,350,000 in April 2005. On June 3, 2005, the sale closed and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000. The proceeds were added to the Partnership’s cash reserves.

The Partnership’s primary liabilities at September 30, 2005 included a note payable and a line of credit, totaling approximately $15,481,000 collateralized by properties with an aggregate net book value of approximately $17,626,000 and with maturity dates of May 1, 2006 and April 15, 2007, respectively. The note requires monthly principal and interest payments of $53,000, and bears a fixed interest rate of 8.74%. The line of credit requires monthly interest-only payments, bears interest at Prime Rate (6.5% and 5.25% as of September 30, 2005 and December 31, 2004, respectively), and had an outstanding balance of $10,023,000 and $7,660,000 at September 30, 2005 and December 31, 2004, respectively. In October 2004, the Partnership used its existing cash reserves primarily from sales of land held for development in 2004 to repay the note secured by One Vanderbilt in full. The note was paid off at the end of the loan term and the balance of the note was $2,600,000. There was no prepayment penalty incurred at the time of payoff.

The Partnership intends to refinance the above fixed-rate loan and the line of credit. In the third quarter of 2005, a loan application was submitted and withdrawn due to disagreement on the loan terms and conditions between the Partnership and the lender. In October 2005, a loan application was submitted to a different lender. This assumable loan would total $24.1 million, would bear interest at a lower fixed rate of 5.46% with a 10-year term, and would be collateralized by eight properties. This loan would also provide a one-time loan assumption and a release provision for an individual asset. This loan is estimated to close in the fourth quarter of 2005. No assurance can be made that circumstances will not arise which could impact the closing of the refinance to repay the above note at maturity.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2005, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

As of September 30, 2005, the Partnership had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$41	$5,417	$—	$—	$5,458
Secured bank line of credit	—	10,023	—	—	10,023
Interest on indebtedness (1)	285	1,047	—	—	1,332

Total	$326	$16,487	$—	$—	$16,813

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at September 30, 2005.

Management expects that the Partnership’s cash and cash equivalents as of September 30, 2005, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the nine months ended September 30, 2005, the Partnership’s cash provided by operating activities totaled $1,340,000.

The $57,000 decrease in accounts receivable at September 30, 2005, compared to December 31, 2004, was primarily due to collections of tenant rents.

The $924,000 increase in deferred costs at September 30, 2005, compared to December 31, 2004, was primarily due to increases in lease commission paid for new leases at Vanderbilt Plaza and Carnegie Business Center I (as discussed above).

The $426,000 increase in prepaid expenses and other assets at September 30, 2005, compared to December 31, 2004, was primarily due to increases in straight line rent receivables, prepaid insurance and impound accounts related to the note payable.

The $196,000 increase in accounts payable and other liabilities at September 30, 2005, compared to December 31, 2004, was primarily due to increases in accruals for property taxes, units redemption and investor service expenses, offset by payment of distribution to the General Partner, which was accrued in 2004.

The $177,000 increase in prepaid rents at September 30, 2005, compared to December 31, 2004, was due to the receipt of October 2005 rents in September 2005, offset by the receipt of January 2005 rents in December 2004.

Investing Activities

During the nine months ended September 30, 2005, the Partnership’s cash provided by investing activities totaled $437,000 which consisted of $3,660,000 primarily used for building and tenant improvements at Vanderbilt Plaza and pre-design cost at North River Place, offset by $4,097,000 from proceeds from the sale of the property leased to Office Max.

Financing Activities

During the nine months ended September 30, 2005, the Partnership’s cash provided by financing activities totaled $921,000, which consisted of $2,363,000 from draws on line of credit, offset by $118,000 for principal payments on the note payable, $29,000 for payment of annual loan fee for the line of credit, $585,000 for payment of redemption of 1,106 limited partnership Units, and $710,000 for payment of distributions to the limited partners.

Cash Flows

For the nine months ended September 30, 2005, cash provided by operating activities was $1,340,000, as compared to $2,264,000 for the same period in 2004. The change was primarily due to an increase in net operating income, offset by a decrease in cash paid for lease commissions. For the nine months ended September 30, 2005, cash provided by investing activities was $437,000, as compared to cash used for investing activities of $7,192,000 for the same period in 2004. The change was primarily due to cash paid for construction costs at Vanderbilt Plaza which was completed in February 2005, offset by higher proceeds from a property sale which was leased to Office Max, compared to the land sales in 2004. For the nine months ended September 30, 2005, cash provided by financing activities was $921,000, as compared to $5,504,000 for the same period in 2004. The change was primarily due to a decrease in borrowings from the line of credit in 2005.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s intent to refinance existing debt and pay off a note after the prepayment penalty period expires;

•	The Partnership’s intent to develop one or more properties to generate more operating income;

•	The Partnership’s belief that its cash and cash generated by its operations, sales and financing will be sufficient to meet its operating requirements in both the short and the long-term;

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or the fair value of its portfolio; and

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	availability and credit worthiness of prospective tenants;

•	defaults or non-renewal of leases by customers;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	unanticipated inability to close financing that currently is in process in the amount expected on or before the date expected;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

•	the Partnership’s failure to obtain necessary outside financing;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities); and

•	the unpredictability of both the frequency and final outcome of litigation.

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

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2005	2006	2007	Total	Fair Value
	(in thousands)
Secured Fixed Rate Debt	$41	$5,417	$—	$5,458	$5,456
Average interest rate	8.74%	8.74%	—	8.74%

Secured Variable Rate Debt	$—	$—	$10,023	$10,023	$10,023
Average interest rate	—	—	6.5%	6.5%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would change the annual interest the Partnership incurred by approximately $13,000, based upon the balances outstanding on variable rate instruments at September 30, 2005.

As of September 30, 2005, the Partnership had $3,078,000 in interest-bearing money market funds. The Partnership does not own any derivative instruments.

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

RANCON REALTY FUND IV,
a California limited partnership

	By	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 14, 2005		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 14, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner