Form 10-K
period 2005-12-31
RANCON REALTY FUND IV
filed 2006-03-31
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2005

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer   ☐    Non-accelerated filer  ☒

Indicate	by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits: The index of exhibits is contained herein on page number 41

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership constructed thirteen projects at Tri-City consisting of four office buildings, one industrial building, and eight retail buildings. One office building and one retail building were sold in 2002 and 2005, respectively. The Partnership’s properties are more fully described in Item 2.

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

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund IV Subsidiary LLC, a Delaware limited liability company (“RRF IV SUB”) and is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by eight properties (as discussed in Item 2) which have been contributed to RRF IV SUB by the Partnership.

In 2005, a total of 2,062 Units of limited partnership interest (the “Units”) were redeemed at an average price of $529. As of December 31, 2005, there were 66,892 Units outstanding.

The partnership commenced on April 3, 1984 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership Agreement.

Competition Within The Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Other than Fund V, management is not aware of any specific competitors of the Partnership’s properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager, the maintenance and appearance of the property and rental rates, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership’s properties are competitive with comparable properties as to those factors within the Partnership’s control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership’s practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies.

Other Factors

Approximately 15 acres of the Tri-City land owned by the Partnership was part of a landfill operated by the City of San Bernardino (the “City”) from approximately 1950 to 1960. City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County of San Bernardino (“the County”) for Clean Closure, which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The completion of the Cover Improvement System was delayed and was completed in the third quarter of 2005. A plan was submitted by the City to the County for review and approval for the Gas Extraction System. The plan was approved and the Gas Extraction System was installed at the site in the last quarter of 2005. The system is now being tested. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

Item 1A. Risk Factors

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

We are not aware of any current liabilities related to environmental matters that are material to us. However, the foregoing risk factor is provided because such risks are inherent to real estate ownership.

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

Item 1B. Unresolved SEC Staff Comments

None.

Item 2. Properties

Tri-City Corporate Centre

Between 1984 and 1985, the Partnership acquired a total of 76.56 acres of partially developed land in Tri-City for an aggregate purchase price of $9,917,000. In 1985, Fund V acquired the remaining 76.21 acres within Tri-City.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside Counties.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 12.8 million square feet of office space and an overall vacancy rate of approximately 10.75% as of December 31, 2005, according to a study conducted by an independent broker.

As of December 31, 2005, the Partnership owned eleven rental properties, and approximately 16 acres of unimproved land in the Tri-City master-planned development in San Bernardino, California. The Partnership has approximately 269,000 square feet of office space with an average vacancy rate of 15%, approximately 155,000 square feet of retail space with no vacancy, and approximately 62,000 square feet of industrial space with an average vacancy rate of 11%.

Tri-City Properties

The Partnership’s improved properties in the Tri-City are as follows:

Property	Type	Square Footage
One Vanderbilt	Four story office building	73,730
Carnegie Business Center I	Two industrial buildings	62,539
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four strip center retail buildings	66,265
Inland Regional Center (“IRC”)	Two story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,054
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four story office building	114,170

These eleven operating properties total approximately 486,000 square feet and offer a wide range of office, retail, and industrial products to the market.

Occupancy rates for the Partnership’s Tri-City buildings for each of the five years ended December 31, 2005 were as follows:

	2005	2004	2003	2002	2001
One Vanderbilt	97%	100%	95%	98%	76%
Carnegie Business Center I	89%	100%	100%	100%	97%
Service Retail Center	100%	94%	93%	93%	93%
Promotional Retail Center	100%	100%	100%	100%	100%
Inland Regional Center	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	100%	100%	100%	100%	60%
Palm Court Retail #2	100%	100%	100%	100%	100%
Vanderbilt Plaza (commencing February 2005)	66%	N/A	N/A	N/A	N/A

Weighted average occupancy	90%	99%	99%	99%	94%

In 2005, management renewed nine leases totaling 87,868 square feet, and executed six new leases totaling 92,602 square feet. During 2006, there were seven leases totaling 25,502 square feet that were due to expire. Five tenants with 23,296 total square feet of leased space have extended their leases beyond 2005. Two tenants with 2,206 square feet of spaces indicated that they will vacate upon expiration of their leases.

At Carnegie Business Center I, an existing tenant is expanding their office to the remaining vacant space at the building in the first quarter of 2006.

Management is actively marketing the vacant space at Vanderbilt Plaza – a newly constructed building completed in the first quarter of 2005.

The annual effective rents per square foot for each of the five years ended December 31, 2005 were as follows:

	2005	2004	2003	2002	2001
One Vanderbilt	$21.33	$20.71	$19.36	$17.43	$18.18
Carnegie Business Center I	$13.54	$12.34	$11.98	$11.65	$11.31
Service Retail Center	$18.59	$17.79	$17.22	$17.45	$17.03
Promotional Retail Center	$12.26	$11.67	$11.42	$11.03	$11.00
Inland Regional Center	$16.22	$16.22	$15.30	$15.30	$15.30
TGI Friday’s	$19.18	$19.18	$19.18	$19.18	$19.18
Circuit City	$14.72	$14.81	$14.72	$13.38	$13.38
Mimi’s Café	$14.81	$14.81	$13.17	$13.17	$13.17
Palm Court Retail #1	$23.60	$22.35	$22.11	$21.87	$23.25
Palm Court Retail #2	$24.99	$24.26	$23.55	$22.87	$22.20
Vanderbilt Plaza	$20.42	N/A	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December 2005 monthly rental income for each tenant by the total square feet occupied at the property.

The Partnership’s Tri-City properties had the following tenants which occupied a significant portion of the net rentable square footage as of December 31, 2005:

	(i)	(ii)	(iii)	(iv)	(v)	(vi)			(vii)	(viii)	(ix)
Tenant	Country Wide Home Loan	Comp USA	Fidelity National Title	PetsMart	Inland Regional Center	The University Of Phoenix, Inc.			New York Life	The Art Institute of CA	Circuit City
Building	One Vanderbilt	Promotional Retail Center	One Vanderbilt	Promotional Retail Center	Inland Regional Center		One Vanderbilt/ Vanderbilt Plaza		Vanderbilt Plaza	Carnegie Business Center I	Circuit City

Nature of Business	Mortgage Company	Computer Retail	Title Company	Pet Retail	Social Services		Educational Facility		Insurance	Art School	Electronics Retail

Lease Term	3 years	10 years	5 years	15 years	13 years		13 years 7 years		10 years	10 years	20 years

Expiration Date	8/31/08	8/31/08	8/31/08	1/10/09	7/16/09		5/31/12		3/31/15	9/30/15	1/13/18

Square Feet	19,522	23,000	19,493	25,015	81,079		22,645 31,942		23,000	39,380	39,123

% of rentable total	5%	5%	5%	5%	12%		6 7	% %	5%	8%	8%

Annual Rent	$433,000	$250,000	$414,000	$275,000	$1,315,000	$ $	461,000 705,000		$483,000	$544,000	$576,000

	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	(ix)
Tenant	Country Wide Home Loan	Comp USA	Fidelity National Title	PetsMart	Inland Regional Center	The University Of Phoenix, Inc.	New York Life	The Art Institute of CA	Circuit City

Future Rent Increases	3% annually	N/A	3% annually	N/A	6% every 2.5 years	3% annually	Avg. 5% every 2 years	Avg. 3% annually	Lesser of 10% or 5 yr. CPI every 5-years during lease term

Renewal Options	One 2-year option	Two 5-year options	One 5-year option	One 5-year option	Four 5-year options	N/A	One 5-year option	Two 5-year options	Four 5-year options

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following first deeds of trust as of December 31, 2005:

Collateral	Eight properties (discussed below)	IRC
Form of debt	Note payable	Line of credit
Outstanding balance	$24,100,000	$0
Interest Rate	5.46%	Prime rate
Monthly payment	$136,000	Interest only
Maturity date	1/1/16	4/15/07

In the fourth quarter of 2005, the Partnership refinanced a fixed-rate note, which was collateralized by Service Retail Center, Promotional Retail Center and Carnegie Business Center I buildings, and a line of credit, which was collateralized by IRC, Circuit City and TGI Friday’s buildings. The previous note had a balance of approximately $5.4 million at the time of the refinance, a maturity date of May 1, 2006, and a fixed interest rate 8.74%. There was no prepayment penalty incurred at the time of payoff of the above note. The line of credit had a balance of approximately $10 million, and a variable interest rate of Prime Rate of 7.25% at the time of the refinance. The partial line of credit collateralized by IRC was paid down to a zero balance, and the remaining line of credit collateralized by Circuit City and TGI Friday’s buildings was paid off in full. The new note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt buildings. This new note in the amount of $24.1 million has a fixed interest rate of 5.46%, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling approximately $136,000. This note provides a one-time loan assumption and a release provision for individual assets. The net note proceeds were then added to the Partnership cash reserve. At the time of closing, the loan proceeds were distributed as follows (in thousands):

Proceeds from new note	$24,100

Note payoff (three properties-discussed above)	(5,431)
Line of credit payoff (TGI Friday)	(1,870)
Line of credit payoff (Circuit City)	(4,085)
Line of credit paydown (IRC)	(4,068)
Loan fees and others	(363)

Net proceeds from new note	$8,283

Tri-City Land

As of December 31, 2005, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a specification building is currently being designed on an approximate one-acre parcel of land. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. Recently, the City approved the development of this project. The Partnership intends to develop this one-acre site to generate more operating income for the Partnership in this fast-growing market.

The remaining 15 acres of land was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County of San Bernardino (“the County”) for Clean Closure, which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction

System” at the site. The City started the installation of the Cover Improvement System in October 2004. The completion of the Cover Improvement System was delayed and was completed in the third quarter of 2005. A plan was submitted by the City to the County for review and approval for the Gas Extraction System. The plan was approved and the Gas Extraction System was installed at the site in the last quarter of 2005. The system is now being tested. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

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

Holders

As of December 31, 2005, there were 8,063 holders of Partnership Units.

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

In 2005, the Partnership distributed from operations $1,420,000 to the Limited Partners and accrued distributions of $157,000 for the General Partner. The accrued distribution was paid to the General Partner in January 2006.

In 2004, the Partnership distributed from operations $1,227,000 to the Limited Partners and $184,000 to the General Partner, of which $113,000 was accrued and paid to the General Partner in January 2005.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2005 (in thousands, except per Unit data):

	2005	2004	2003	2002	2001
Rental income	$7,531	$6,655	$6,731	$5,968	$5,600
Gain on sale of land held for development	$—	$1,347	$—	$—	$—
Income (loss) before discontinued operations	$1,233	$2,191	$821	$(544)	$(776)
Income from discontinued operations	$2,164	$183	$180	$5,356	$504
Net income (loss)	$3,397	$2,374	$1,001	$4,812	$(272)
Net income (loss) allocable to Limited Partners	$3,161	$2,202	$901	$4,556	$(272)
Net income (loss) per Unit	$46.45	$31.65	$12.72	$61.87	$(3.66)
Total assets	$52,275	$40,560	$34,619	$35,498	$37,224
Long-term obligations	$24,100	$13,236	$7,782	$7,970	$12,342
Cash distributions per Unit	$21.84	$17.68	$15.18	$13.20	$11.50

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15 of Part IV.

Overview

In 2005, a total of 2,062 Units of limited partnership interest (the “Units”) were redeemed at an average price of $529. As of December 31, 2005, there were 66,892 Units outstanding.

Leasing activities

In 2005, management renewed nine leases totaling 87,868 square feet, and executed six new leases totaling 92,602 square feet. During 2006, there were seven leases totaling 25,502 square feet that were due to expire. Five tenants with 23,296 total square feet of leased space have extended their leases beyond 2005. Two tenants with 2,206 square feet of spaces indicated that they will vacate upon expiration of their leases. At Carnegie Business Center I, an existing tenant is expanding their office into the remaining vacant space at the building in the first quarter of 2006, and this expansion should increase the occupancy to 100% in the first quarter of 2006.

Construction

Vanderbilt Plaza commenced operations in the first quarter of 2005. In September 2003, the Partnership entered into a contract with a construction company for $9,000,000 to build a four-story office building on a one-acre parcel of land known as Vanderbilt Plaza totaling approximately 114,000 square feet. The core and shell of the property was substantially completed and the first tenant moved in during February 2005. As of December 31, 2005, the occupancy of the property was 66%.

Disposition

On April 18, 2005, the Partnership entered into a contract to sell the property leased to Office Max for a price of $4,350,000. On June 3, 2005, the sale closed and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000. The proceeds were added to the Partnership’s cash reserves.

Financing

In the fourth quarter of 2005, the Partnership refinanced a fixed-rate note which was collateralized by Service Retail Center, Promotional Retail Center and Carnegie Business Center 1 buildings, and a line of credit which was collateralized by IRC, Circuit City and TGI Friday’s buildings. The previous note had a balance of approximately $5.4 million at the time of the refinance, a maturity date of May 1, 2006, and a fixed interest rate 8.74%. There was no prepayment penalty incurred at the time of payoff of the above note. The line of credit had a balance of approximately $10 million, and a variable interest rate of Prime Rate of 7.5% at the time of the refinance. The partial line of credit collateralized by IRC was paid down to a zero balance, and the remaining line of credit collateralized by Circuit City and TGI Friday’s buildings was paid off in full. The new note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt buildings. This new note in the amount of $24.1 million has a fixed interest rate of 5.46%, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling approximately $136,000. This note provides a one-time loan assumption and a release provision for an individual asset.

Tri-City Land

As of December 31, 2005, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a specification building is currently being designed on an approximate one-acre parcel of land. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. Recently, the City approved the development of this project. The Partnership intends to develop this one-acre site to generate more operating income for the Partnership in this fast-growing market.

The remaining 15 acres of land was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County of San Bernardino (“the County”) for Clean Closure, which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The completion of the Cover Improvement System was initially delayed and was completed in the third quarter of 2005. A plan was submitted by the City to the County for review and approval for the Gas Extraction System. The plan was approved and the Gas Extraction System was installed at the site in the last quarter of 2005. The system is now being tested. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

Results Of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Revenue

Rental income for the year ended December 31, 2005 increased $876,000, or 13%, compared to the year ended December 31, 2004, primarily due to an increase in occupancy at Vanderbilt Plaza, which commenced operation in February 2005, offset by a decrease in occupancy at Carnegie Business Center I in the third quarter of 2005, as a result of a tenant occupying approximately 7,000 sq. ft., vacating their space at the end of the lease term.

Expenses

Operating expenses increased $243,000, or 10%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to the commencement of operations at Vanderbilt Plaza in February 2005, offset by a reduction in the property management fees from 5% in 2004 to 3% in 2005.

Depreciation and amortization increased $355,000, or 24%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to depreciation commencing at Vanderbilt Plaza and amortization of additional lease commissions.

Expenses associated with undeveloped land decreased $69,000, or 34%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to a decrease in expenses related to Vanderbilt Plaza. The expenses are classified under property operating expenses after construction was completed.

General and administrative expenses decreased $220,000, or 18%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to a reduction in asset and Partnership management fees in 2005, offset by an increase in the expenses related to the refinance which was withdrawn in the third quarter of 2005.

Non-operating income / expenses

The gain on sale of land held for development of $1,347,000 during 2004 resulted from the sale of two lots known as Brier Business Center I and Brier Plaza in April 2004.

Interest expense increased $178,000, or 40%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to an increase in interest expense as a result of the increase in line of credit balance during the year, the increase in interest rates, as well as write-off of loan fees of approximately $64,000 when a portion of the line of credit and the note payable were paid off, offset by a decrease in interest and loan expenses capitalized at Vanderbilt Plaza during construction.

Income from discontinued operations for the year ended December 31, 2005, resulted from the sale of the property leased to Office Max in June 2005, as well as the net operating income from the sold property (as discussed below).

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Revenue

Rental income decreased slightly for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to refunds to tenants for the 2003 operating expense reconciliations completed in 2004, offset by an increase in occupancy at One Vanderbilt.

Expenses

Operating expenses increased slightly for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to an increase in occupancy at One Vanderbilt.

Depreciation and amortization increased $118,000, or 8%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to depreciation and amortization of additions to tenant improvements and lease commissions.

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

Non-operating income / expenses

The gain on sale of land held for development of $1,347,000 for the year ended December 31, 2004, resulted from the sale of two lots known as Brier Business Center I and Brier Plaza in April 2004.

Interest and other income for the year ended December 31, 2004 decreased $47,000 from the year ended December 31, 2003, primarily due to a lower average invested cash balance as a result of distributions made to the partners in November 2003 and 2004, as well as decreases in interest rates.

Interest expense decreased $339,000, or 43%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to a decrease in interest and loan expenses capitalized at Vanderbilt Plaza during construction.

Income from discontinued operations for the year ended December 31, 2004 and 2003 reflected the net operating income from the sold property leased to Office Max in June 2005 (as discussed below).

Liquidity and Capital Resources

As of December 31, 2005, the Partnership had cash and cash equivalents of $10,019,000.

The Partnership entered into a contract to sell the property leased to Office Max for a price of $4,350,000 in April 2005. On June 3, 2005, the sale closed and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000. The proceeds were added to the Partnership’s cash reserves.

The Partnership’s primary liabilities at December 31, 2005 included an unused line of credit and a note payable in the amount of approximately $24,100,000, collateralized by properties with an aggregate net book value of approximately $18,714,000 and with maturity dates of April 15, 2007 and January 1, 2016, respectively. The note requires monthly principal and interest payments of approximately $136,000, and bears a fixed interest rate of 5.46% (as discussed below). The line of credit requires monthly interest-only payments, bears interest at the Prime Rate (7.25% and 5.25% as of December 31, 2005 and December 31, 2004, respectively), and had an outstanding balance of $0 and $7,660,000 at December 31, 2005 and December 31, 2004, respectively.

In the fourth quarter of 2005, the Partnership refinanced a fixed-rate note which was collateralized by Service Retail Center, Promotional Retail Center and Carnegie Business Center 1 buildings, and a line of credit which was collateralized by IRC, Circuit City and TGI Friday’s buildings. The previous note had a balance of approximately $5.4 million at the time of the refinance, a maturity date of May 1, 2006, and a fixed interest rate 8.74%. There was no prepayment penalty incurred at the time of payoff of the above note. The line of credit had a balance of approximately $10 million, and a variable interest rate of Prime Rate of 7.5% at the time of the refinance. The partial line of credit collateralized by IRC was paid down to a zero balance, and the remaining line of credit collateralized by Circuit City and TGI Friday’s buildings was paid off in full. The new note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt buildings. This new note in the amount of $24.1 million has a fixed interest rate of 5.46%, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling approximately $136,000. This note provides a one-time loan assumption and a release provision for an individual asset.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2005, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable have not been achieved, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

At December 31, 2005, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$319	$691	$769	$22,321	$24,100
Interest on indebtedness (1)	1,316	2,578	2,501	5,854	12,249

Total	$1,635	$3,269	$3,270	$28,175	$36,349

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at December 31, 2005.

Management expects that the Partnership’s cash and cash equivalents as of December 31, 2005, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2005, the Partnership’s cash provided by operating activities totaled $1,641,000.

The $175,000 increase in accounts receivable during 2005 was primarily due to a receivable from a tenant for the cost of tenant improvement build out.

The $1,248,000 increase in deferred costs during 2005 was primarily due to increases in lease commission paid for new leases at Vanderbilt Plaza and Carnegie Business Center, as well as other new and renewal leases.

The $303,000 increase in prepaid expenses and other assets during 2005 was primarily due to increases in straight line rent receivables, prepaid insurance, and loan application refundable fees, offset by a refund from the impound accounts related to the note payable upon the payoff of a note payable.

The $86,000 increase in accounts payable and other liabilities during 2005 was primarily due to increases in accruals for investor service expenses and building operating expenses, offset by payments of property taxes, which were accrued in 2004.

The $36,000 increase in prepaid rents at December 31, 2005 was due to January 2006 rents received in December 2005, offset by January 2005 rents received in December 2004.

Investing Activities

During the year ended December 31, 2005, the Partnership’s cash used for investing activities totaled $140,000 which consisted of $4,237,000 primarily used for building and tenant improvements at Vanderbilt Plaza and a pre-design fee at North River Place, offset by $4,097,000 from proceeds from the sale of the property leased to Office Max.

Financing Activities

During the year ended December 31, 2005, the Partnership’s cash provided by financing activities totaled $7,817,000, which consisted of $24,100,000 from proceeds of a new note, $2,363,000 from draws on line of credit, offset by $145,000 of principal payments on a note payable during the year, $5,431,000 for the payoff of the note payable, $10,023,000 for the payoff of the line of credit, $391,000 for payments of loan fees for the new note payable and annual fee for line of credit, $1,123,000 for payment of the redemption of 2,062 limited partnership Units, and $1,533,000 for payment of distributions to the limited partners and the General Partner.

Cash Flows

During 2005, cash provided by operating activities was $1,641,000, as compared to $2,531,000 for the same period in 2004. The change was primarily due to cash paid for lease commissions, offset by an increase in net operating income. Cash used for investing activities was $140,000, as compared to cash used for investing activities of $8,573,000 for the same period in 2004. The change was primarily due to cash paid for construction costs at Vanderbilt Plaza, which was completed in February 2005, offset by higher proceeds from a property sale, which was leased to Office Max, compared to the land sales in 2004. Cash provided by financing activities was $7,817,000, as compared to $3,431,000 for the same period in 2004. The change was primarily due to an increase in borrowings from a new note payable, offset by payments of a previous note and line of credit in the fourth quarter of 2005.

During 2004, cash provided by operating activities was $2,531,000, as compared to $2,355,000 for the same period in 2003. The change was primarily due to an increase in net operating income. Cash used for investing activities was $8,573,000, as compared to cash used for investing activities of $942,000 for the same period in 2003. The change was primarily due to cash paid for construction costs at Vanderbilt Plaza, which was completed in February 2005, offset by sales proceeds from land held for development. Cash provided by financing activities was $3,431,000, as compared to cash used for financing activities of $1,865,000 for the same period in 2003. The change was primarily due to an increase in the construction loan draws, offset by payoff of a note payable in 2004.

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

The pre-development costs for a new project include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods that activities that are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use. The capitalization period impacts the amount of capitalized interest.

The actual value of the Partnership’s portfolio of properties and land held for development could be different from their carrying amounts.

New Accounting Pronouncements

In April 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” which states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This Interpretation clarifies that conditional obligations meet the definition of an asset-retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore, should be recognized if their fair value is reasonably estimable. The Interpretation provides additional guidance to evaluate whether fair value is reasonably estimable. Companies must adopt this Interpretation no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation 47 did not have a material impact on our financial position, net earnings or cash flows.

Inflation

Leases at the office properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the industrial properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. We anticipate that these provisions may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s intent to develop one or more properties to generate more operating income;

•	The Partnership’s belief that its cash and cash generated by its operations, sales and financing will be sufficient to meet its operating requirements in both the short and the long-term;

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or the fair value of its portfolio;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s belief that its properties are competitive within its market;

•	The Partnership’s expectation to achieve certain occupancy levels;

•	The Partnership’s estimation of market strength; and

•	The Partnership’s knowledge of any material environmental matters or issues relating to the landfill property.

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

The forward-looking statements in this Annually Report on Form 10-K are subject to additional risks and uncertainties further discussed below under Risk Factors. The Partnership assumes no obligation to update or supplement any forward looking-statement.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Collateralized Fixed Rate Debt	$319	$336	$355	$374	$395	$22,321	$24,100	$24,272
Average interest rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%

As of December 31, 2005, the Partnership had cash equivalents of $9,252,000 invested in an interest-bearing money market account. Declines in interest rates over time would reduce Partnership interest income. In January 2006, the Partnership invested $5,000,000 from our money market account into certificates of deposit. The Partnership does not own any derivative instruments.

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

Mr. Stephenson founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

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

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2005, the Partnership did not incur any expenses or costs reimbursable to RFC, Mr. Stephenson or any other affiliate of the Partnership.

Item 14. Principal Accountant Fees and Services

The Partnership was billed $20,250, $71,000 and $67,500 in 2005, 2004 and 2003, respectively for audit services rendered by the former accountants, and $80,000 in 2005 for audit services rendered by the principal accountant.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Partners’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2005 and Notes thereto

(3)	Exhibits:

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003) is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004) incorporated herein by reference.

(10.5)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 7, 2005).

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation
its General Partner

Date: March 31, 2006		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 31, 2006	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund IV, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 27, 2006

Report of Independent Registered Public Accounting Firm

The General Partner

RANCON REALTY FUND IV, a California Limited Partnership:

We have audited the accompanying consolidated balance sheet of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2004 and 2003 information in the accompanying financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

March 23, 2005, except for

    the last paragraph of note 3 which is

    as of March 28, 2006

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands, except units outstanding)

	2005	2004
Assets

Investments in real estate:
Rental properties	$49,556	$37,660
Accumulated depreciation	(11,451)	(10,922)

Rental properties, net	38,105	26,738
Construction in progress	—	10,774
Land held for development	476	272

Total investments in real estate	38,581	37,784

Cash and cash equivalents	10,019	701
Accounts receivable	253	78
Deferred costs, net of accumulated amortization of $807 and $1,137 at December 31, 2005 and 2004, respectively	2,211	1,026
Prepaid expenses and other assets	1,211	971

Total assets	$52,275	$40,560

Liabilities and Partners’ Equity

Liabilities:
Note payable and line of credit	$24,100	$13,236
Accounts payable and other liabilities	582	484
Construction costs payable	—	12
Prepaid rent	71	35

Total liabilities	24,753	13,767

Commitments and contingent liabilities (Note 6)

Partners’ Equity:
General Partner	(504)	(583)
Limited partners, 66,892 and 68,954 limited partnership units outstanding at December 31, 2005 and 2004, respectively	28,026	27,376

Total partners’ equity	27,522	26,793

Total liabilities and partners’ equity	$52,275	$40,560

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2005, 2004 and 2003

(in thousands, except per unit amounts and units outstanding)

	2005	2004	2003
Operating Revenue – Rental income	$7,531	$6,655	$6,731

Operating Expenses
Property operating	2,719	2,476	2,405
Depreciation and amortization	1,812	1,457	1,339
Expenses associated with undeveloped land	135	204	283
General and administrative	1,023	1,243	1,160

Total operating expenses	5,689	5,380	5,187

Operating income	1,842	1,275	1,544

Gain on sale of land held for development	—	1,347	—
Interest and other income	13	13	60
Interest expense	(622)	(444)	(783)

Income before discontinued operations	1,233	2,191	821

Income from discontinued operations (including gain on sale of real estate of $2,075 in 2005)	2,164	183	180

Net income	$3,397	$2,374	$1,001

Basic and diluted income per limited partnership unit:
Continuing operations	$16.31	$29.28	$10.43
Discontinued operations	30.14	2.37	2.29

Net income	$46.45	$31.65	$12.72

Weighted average number of limited partnership units outstanding during each year	68,051	69,570	70,833

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2002	$(552)	$27,620	$27,068
Redemption of limited partnership units	—	(490)	(490)
Net income	100	901	1,001
Distributions ($15.18 per limited partnership unit)	(119)	(1,068)	(1,187)

Balance (deficit) at December 31, 2003	(571)	26,963	26,392
Redemption of limited partnership units	—	(562)	(562)
Net income	172	2,202	2,374
Distributions ($17.68 per limited partnership unit)	(184)	(1,227)	(1,411)

Balance (deficit) at December 31, 2004	(583)	27,376	26,793
Redemption of limited partnership units	—	(1,091)	(1,091)
Net income	236	3,161	3,397
Distributions ($21.84 per limited partnership unit)	(157)	(1,420)	(1,577)

Balance (deficit) at December 31, 2005	$(504)	$28,026	$27,522

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$3,397	$2,374	$1,001
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of land held for development and real estate	(2,075)	(1,347)	—
Depreciation and amortization (including discontinued operations)	1,831	1,534	1,416
Amortization of loan fees, included in interest expense (including discontinued operations) interest expense	92	106	101
Changes in certain assets and liabilities:
Accounts receivable	(175)	(12)	180
Deferred costs	(1,248)	(259)	(120)
Prepaid expenses and other assets	(303)	82	(62)
Accounts payable and other liabilities	86	76	(219)
Prepaid rent	36	(23)	58

Net cash provided by operating activities	1,641	2,531	2,355

Cash flows from investing activities:
Net proceeds from sales of real estate and land held for development	4,097	1,778	—
Net additions to real estate investments	(4,237)	(10,351)	(942)

Net cash used for investing activities	(140)	(8,573)	(942)

Cash flows from financing activities:
Proceeds from new note payable	24,100	—	—
Draws on line of credit	2,363	7,660	—
Principal payments on notes payable	(145)	(2,206)	(188)
Payoff on note payable	(5,431)	—	—
Payments on line of credit	(10,023)	—	—
Loan fees for note payable and line of credit	(391)	(217)	—
Redemption of limited partnership units	(1,123)	(507)	(490)
Distributions to General Partner and limited partners	(1,533)	(1,299)	(1,187)

Net cash provided by (used for) financing activities	7,817	3,431	(1,865)

Net increase (decrease) in cash and cash equivalents	9,318	(2,611)	(452)

Cash and cash equivalents at beginning of year	701	3,312	3,764

Cash and cash equivalents at end of year	$10,019	$701	$3,312

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding capitalized interest of $560, $473 and $13 in 2005, 2004 and 2003, respectively)	$1,090	$811	$711

Supplemental disclosure of non-cash investing activities:
Redemption of limited partnership units	$22	$54	$13
Redemption payable	(22)	(54)	(13)

	$—	$—	$—

Distribution to General Partner	$157	$113	$—
Distribution payable	(157)	(113)	—

	$—	$—	$—

Construction costs	$12	$168	$146
Construction costs payable	(12)	(168)	(146)

	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$643	$5,712	$—

Adjustment of balance sheet for fully amortized deferred costs	$605	$464	$—

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund IV Subsidiary LLC, a Delaware limited liability company (“RRF IV SUB”) which is wholly owned and consolidated by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by eight properties (as discussed in Note 5) which have been contributed to RRF IV SUB by the Partnership.

In 2003, 2004 and 2005, a total of 1,307, 1,285 and 2,062 Units were redeemed at average prices of $375, $437 and $529, respectively. As of December 31, 2005, there were 66,892 Units outstanding.

The partnership commenced on April 3, 1984 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership Agreement.

Any references to the number of buildings, square footage, customers and occupancy stated in the financial statement footnotes are unaudited.

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

Net losses other than net losses from operations are allocated 99% to the limited partners and 1% to the General Partner. Such net losses will be allocated among limited partners as necessary to equalize their capital accounts in proportion to their Units, and thereafter will be allocated in proportion to their Units.

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

December 31, 2005, 2004 and 2003

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

Management Agreement

In January 1995, Glenborough Corporation (“GC”) entered into a ten-year agreement with the Partnership to manage the Partnership’s assets and properties. In October 2000, GC merged into Glenborough Realty Trust Incorporated (“Glenborough”). The Partnership paid Glenborough for its services as follows: (i) a specified asset administration fee ($663,000 and $654,000 in 2004 and 2003, respectively); (ii) a sales fees of 2% for improved properties and 4% for land ($77,000 and $0 in 2004 and 2003, respectively); (iii) a refinancing fee of 1% ($113,000 and $0 in 2004 and 2003, respectively) and (iv) a management fee of 5% of gross rental receipts. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership has engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($91,000 in 2005); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($300,000 in 2005); (iv) a leasing services fee ($341,000 in 2005); (v) a sales fee of 2% for improved properties ($87,000 in 2005) and 4% for unimproved properties; (vi) a financing services fee of 1% of gross loan amount; and (vii) a development fee equal to 5% of the hard costs of the development project ($51,000 in 2005). The hard costs exclude the cost of the land. The development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). They include the accounts of wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Consolidation

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the general partner is RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly-owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the financial statements of RRF IV, Inc. and RRF IV Tri-City have been consolidated with those of the Partnership. In November 2005, the Partnership formed Rancon Realty Fund IV Subsidiary LLC, a Delaware limited liability company (“RRF IV SUB”) which is wholly owned by the Partnership. Since RRF IV SUB is wholly owned by the Partnership, the financial statements of RRF IV SUB have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

The Partnership considers money market funds and certificates of deposit with original maturities of less than ninety days when purchased to be cash equivalents. As of December 31, 2005, the Partnership does not own any certificates of deposit.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, construction costs payable, and line of credit payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured note payable as of December 31, 2005 and 2004 was approximately $24,272,000 and $6,010,000, respectively.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the interest method, over the life of the related loan and deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

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

Concentration Risk

One tenant represented 19%, 22% and 17% of rental income for the years ended December 31, 2005, 2004 and 2003, respectively.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated net income.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Land	$4,471	$4,236
Buildings	36,995	28,375
Tenant improvements	8,090	5,049

	49,556	37,660
Less: accumulated depreciation	(11,451)	(10,922)

Total rental properties, net	$38,105	$26,738

As of December 31, 2005, the Partnership’s rental properties included four office/industrial buildings and seven retail buildings.

Vanderbilt Plaza started construction in November 2003. The property is a four-story office building with approximately 114,000 square feet. The construction cost of the Vanderbilt Plaza was transferred from construction to land and building when the core and shell was substantially completed and the first tenant moved in during February 2005.

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

Below is a summary of the results of operations of property leased to Office Max through its disposition date (dollars in thousands):

	December 31, 2005 (1)	December 31, 2004	December 31, 2003
Rental income	$172	$390	$393

Operating expenses	64	130	136
Depreciation and amortization	19	77	77

Total expenses	83	207	213

Income before gain on sale of real estate	89	183	180
Gain on sale of real estate	2,075	—	—

Discontinued operations	$2,164	$183	$180

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Tri-City Corporate Centre, San Bernardino, CA (approximately 1 acre of land with a cost basis of $511,000 in 2004)	$—	$10,774

The cost of construction in progress at Vanderbilt Plaza was transferred to land and building when the core and shell of the building was substantially completed and the first tenant moved in during February 2005 (See Note 3 for discussion).

Land held for development consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Tri-City Corporate Centre, San Bernardino, CA (approximately 16 acres in 2005 and 2004, respectively)	$476	$272

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

As of December 31, 2005, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a specification building is currently being designed on an approximate one-acre site. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. Recently, the City approved the development of this project.

The remaining 15 acres are part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 6 below). At this time, the Partnership believes that development of this land is not practical.

Note 5. NOTE PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Note payable collateralized by first deeds of trust on Service Retail Center, Promotional Retail Center and Carnegie Business Center I buildings. The note had a fixed interest rate of 8.74%, and a maturity date of May 1, 2006. The note was paid off in full in the fourth quarter of 2005 (as discussed below).	$—	$5,576

Line of credit collateralized by first deeds of trust on IRC, Circuit City and TGI Friday’s buildings. The line has a total availability of $5 million and $11.4 million as of December 31 2005 and 2004, respectively, a variable interest rate of “Prime Rate” (7.25% and 5.25% as of December 31, 2005 and 2004, respectively), monthly interest-only payments, and a maturity date of April 15, 2007. In the fourth quarter of 2005, the partial line of credit collateralized by IRC was paid down to a zero balance (as discussed below further) and the remaining line of credit collateralized by Circuit City and TGI Friday’s buildings was paid off in the fourth quarter of 2005.	—	7,660

Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	24,100	—

Total notes payable and line of credit	$24,100	$13,236

In the fourth quarter of 2005, the Partnership refinanced a fixed-rate note, which was collateralized by Service Retail Center, Promotional Retail Center and Carnegie Business Center 1 buildings, and a line of credit, which was collateralized by IRC, Circuit City and TGI Friday’s buildings. The previous note had a balance of approximately $5.4 million at the time of the refinance, a maturity date of May 1, 2006, and a fixed interest rate 8.74%. There was no prepayment penalty incurred at the time of payoff of the above note. The line of credit had a balance of approximately $10 million, and a variable interest rate of Prime Rate of 7.5% at the time of the refinance. The partial line of credit collateralized by IRC was paid down to a zero balance, and the remaining line of credit collateralized by Circuit City and TGI Friday’s buildings was paid off in full. The new note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt buildings. This new note in the amount of $24.1 million has a fixed interest rate of 5.46%, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling approximately $136,000. This note provides a one-time loan assumption and a release provision for an individual asset.

The annual maturities of the Partnership’s note payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$319
2007	336
2008	355
2009	374
2010	395
Thereafter	22,321

Total	$24,100

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Approximately 15 acres of the Tri-City land owned by the Partnership was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“RWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the RWQCB or the County of San Bernardino (“the County”) for Clean Closure, which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The completion of the Cover Improvement System was delayed and was completed in the third quarter of 2005. A plan was submitted by the City to the County for review and approval for the Gas Extraction System. The plan was approved and the Gas Extraction System was installed at the site in the last quarter of 2005. The system is now being tested. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land. At this time, the Partnership believes that development of this land is not practical.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2005, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 7. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2018. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$7,591
2007	7,524
2008	7,103
2009	5,304
2010	4,162
Thereafter	12,532

Total	$44,216

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $996,000, $993,000 and $1,281,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

The following is a reconciliation for the years ended December 31, 2005, 2004 and 2003 of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2005	2004	2003
Net income as reported in the accompanying consolidated financial statements	$3,397	$2,374	$1,001
Financial reporting depreciation in excess of tax reporting depreciation*	116	169	230
Gain on sale of property in excess of gain recognized for tax reporting*	(123)	(660)	—
Property taxes capitalized for tax reporting in excess of financial reporting*	—	61	81
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	(522)	100	522

Net income for federal income tax purposes*	$2,868	$2,044	$1,834

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Partners’ equity as reported in the accompanying consolidated financial statements	$27,522	$26,793
Cumulative provision for impairment of investments in real estate	9,400	9,400
Tax basis adjustment from partner redemption*	(2,081)	(2,081)
Tax basis investment in Partnership*	(1,099)	5,865
Financial reporting depreciation in excess of tax reporting depreciation*	(3,780)	(2,808)
Net difference in capitalized costs of development*	3,838	(2,436)
Operating expenses recognized in a different period for financial reporting than for income tax reporting, net*	8,407	6,446

Partners’ capital for federal income tax purposes*	$42,207	$41,179

*	Unaudited

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 9. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Operating Revenue - Rental income	$1,682	$1,761	$1,892	$2,196

Operating Expenses
Property operating	691	604	771	653
Depreciation and amortization	438	433	456	485
Expenses associated with undeveloped land	34	34	34	33
General and administrative	217	261	286	259

Total operating expenses	1,380	1,332	1,547	1,430

Operating income	302	429	345	766

Interest and other income	—	2	6	5
Interest expense	(35)	(108)	(178)	(301)

Income before discontinued operations	267	323	173	470

Income from discontinued operations (including gain on sale of real estate of $2,075 in the 2nd quarter of 2005)	36	2,125	3	—

Net income	$303	$2,448	$176	$470

Basic and diluted per limited partnership unit:
Continuing operations*	$3.50	$4.25	$2.29	$6.48
Discontinued operations*	0.47	29.49	0.04	0.00

Net income	$3.97	$33.74	$2.33	$6.48

Weighted average number of limited partnership units outstanding during each period	68,714	68,378	67,946	67,165

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

	Quarter Ended (unaudited)
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Operating Revenue - Rental income	$1,621	$1,600	$1,690	$1,744

Operating Expenses
Property operating	565	553	624	734
Depreciation and amortization	363	358	388	348
Expenses associated with undeveloped land	76	84	37	7
General and administrative	296	318	312	317

Total operating expenses	1,300	1,313	1,361	1,406

Operating income	321	287	329	338

Gain on sale of land held for development	—	1,347	—	—
Interest and other income	11	(2)	3	1
Interest expense	(139)	(118)	(73)	(114)

Income before discontinued operations	193	1,514	259	225

Income from discontinued operations	35	53	36	59

Net income	$228	$1,567	$295	$284

Basic and diluted income per limited partnership unit:

Continuing operations	$2.48	$20.52	$3.35	$2.93
Discontinued operations	0.45	0.68	0.47	0.77

Net income	$2.93	$21.20	$3.82	$3.70

Weighted average number of limited partnership units outstanding during each period	69,998	69,710	69,479	69,092

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2005
Description	Encumbrances		Land	Buildings And Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Commercial Office:
One Vanderbilt	$ (c	)	$572	$—	$6,650	$—	$572	$6,650	$7,222	$3,044	11/30/85	11/06/84	3-40 yrs.
Carnegie Business Center I			380	—	3,723	—	380	3,723	4,103	1,668	7/31/86	11/06/84	3-40 yrs.
Inland Regional Center	(b	)	608	—	7,933	—	946	7,595	8,541	1,832	1/96	6/26/87	10-40 yrs.
Provision for impairment of real estate	—		––	—	(1,678)	—	(196)	(1,482)	(1,678)	—
Vanderbilt Plaza	—		511	—	14,054	—	511	14,054	14,565	345	11/03	11/06/84	40 yrs.

	—		2,071	—	30,682	—	2,213	30,540	32,753	6,889

Commercial Retail:
Service Retail Center	(c	)	300	—	1,627	—	300	1,627	1,927	686	7/31/86	11/06/84	3-40 yrs.
Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail	(c	)	811	—	5,940	––	811	5,940	6,751	1,803	2/01/93	11/06/84	10-40 yrs.
Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)	—
TGI Friday’s	(c	)	181	1,624	5	—	181	1,629	1,810	358	N/A	2/28/97	40 yrs.
Circuit City	(c	)	284	—	3,598	—	454	3,428	3,882	1,146	7/96	11/06/84	20-40 yrs.
Mimi’s Café	(c	)	149	675	66	—	154	736	890	172	7/98	11/06/84	40 yrs.
Palm Court Retail #1	(c	)	194	617	113	—	194	730	924	182	7/98	11/06/84	40 yrs.
Palm Court Retail #2	(c	)	212	636	140	—	212	776	988	215	7/98	11/06/84	40 yrs

	24,100		2,131	3,552	11,120	—	2,258	14,545	16,803	4,562

Land held for development:
16 acres	—		2,969	—	4,860	—	7,829	—	7,829	—	N/A	11/06/84	N/A
Provision for impairment of real estate	—		(2,697)	—	(4,656)	—	(7,353)	—	(7,353)	—

	—		272	—	204	—	476	—	476	—

	$24,100		$4,474	$3,552	$42,006	$—	$4,947	$45,085	$50,032	$11,451

(a)	The aggregate cost of land and buildings for federal income tax purposes is $ 67,723 (unaudited).
(b)	IRC is collateral for the debt of line of credit in the amount of $0.
(c)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Circuit City, Mimi Café, Palm Court Retail #1 and #2 are collateral for debt in the aggregate amount of $24.1 million.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Investments in real estate:

Balance at beginning of year	$48,706	$44,632	$43,544
Additions during year	4,285	10,217	1,088
Write-off of fully depreciated rental property	(643)	(5,712)	—
Sales of real estate	(2,316)	(431)	—

Balance at end of year	$50,032	$48,706	$44,632

Accumulated Depreciation:

Balance at beginning of year	$10,922	$15,271	$14,024
Additions charged to expense	1,606	1,363	1,247
Write-off of fully depreciated rental property	(643)	(5,712)	—
Sales of real estate	(434)	—	—

Balance at end of year	$11,451	$10,922	$15,271

See accompanying independent registered public accounting firms’ reports.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003) is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004) is incorporated herein by reference.

(10.5)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 7, 2005).

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

PROMISSORY NOTE

U.S. $24,100,000.00	December 1, 2005

FOR VALUE RECEIVED, and at the times hereinafter specified, RANCON REALTY FUND IV SUBSIDIARY LLC, a Delaware limited liability company (“Maker”), whose address is 400 South El Camino Real, 11th Floor, San Mateo, California 94402, hereby promises to pay to the order of THE VARIABLE ANNUITY LIFE INSURANCE COMPANY, a Texas corporation (hereinafter referred to, together with each subsequent holder hereof, as “Holder”), at c/o AIG Global Investment Corp., 1 SunAmerica Center, 38th Floor, Century City, Los Angeles, California 90067-6022, or at such other address as may be designated from time to time hereafter by any Holder, the principal sum of TWENTY FOUR MILLION ONE HUNDRED THOUSAND AND NO/100THS DOLLARS ($24,100,000.00), together with interest on the principal balance outstanding from time to time, as hereinafter provided, in lawful money of the United States of America.

By its execution and delivery of this promissory note (this “Note”), Maker covenants and agrees as follows:

1. Interest Rate and Payments.

(a) The balance of principal outstanding from time to time under this Note shall bear interest at the rate of five and forty-six one-hundredths percent (5.46%) per annum (the “Original Interest Rate”), based on a three hundred sixty (360) day year composed of twelve (12) months of thirty (30) days each; however, interest for partial months shall be calculated by multiplying the principal balance of this Note by the applicable interest rate (i.e., the Original Interest Rate or the New Rate (hereinafter defined)), dividing the product by three hundred sixty (360), and multiplying that result by the actual number of days elapsed.

(b) Interest only shall be payable on the date the loan evidenced by this Note (the “Loan”) is funded by Holder, in advance, for the period from and including the date of funding through and including December 31, 2005.

(c) Commencing on February 1, 2006 and on the first day of each month thereafter through and including December 1, 2015 combined payments of principal and interest shall be payable, in arrears, in the amount of $136,232.94 each (such amount representing an amount sufficient to fully amortize the original principal amount of this Note over a three hundred sixty (360) month period (the “Amortization Period”)).

(d) The entire outstanding principal balance of this Note, together with all accrued and unpaid interest and all other sums due hereunder, shall be due and payable in full on January 1, 2016 (the “Original Maturity Date”).

2. Holder’s Extension Option; Net Operating Income.

(a) If Maker shall fail to pay the outstanding principal balance of this Note and all accrued interest and other charges due hereon at the Original Maturity Date, Holder shall have the right, at Holder’s sole option and discretion, to extend the term of the Loan for an additional period of five (5) years (the “Extension Term”). If Holder elects to extend the term of the Loan, Maker shall pay all fees of Holder incurred in connection with such extension, including, but not limited to, attorneys’ fees and title insurance premiums. Maker shall execute all documents reasonably requested by Holder to evidence and secure the Loan, as extended, and shall obtain and provide to Holder any title insurance policy or endorsement requested by Holder.

(b) Should Holder elect to extend the term of the Loan as provided above, Holder shall (i) reset the interest rate borne by the then-existing principal balance of the Loan to a rate per annum (the “New Rate”) equal to the greater of (A) the Original Interest Rate, or (B) Holder’s (or comparable lenders’, if Holder is no longer making such loans) then-prevailing interest rate for five (5) year loans secured by properties similar to the Property (hereinafter defined), as determined by Holder in its sole discretion; (ii) re-amortize the then-existing principal balance of the Loan over the remaining portion of the Amortization Period (the “New Amortization Period”); (iii) have the right to require Maker to enter into modifications of the non-economic terms of the Loan Documents as Holder may request (the “Non-Economic Modifications”); and (iv) notwithstanding any provision set forth in the Loan Documents to the contrary, have the right to require Maker to make monthly payments into escrow for insurance premiums and real property taxes, assessments and similar governmental charges. Hence, monthly principal and interest payments during the Extension Term shall be based upon the New Rate, and calculated to fully amortize the outstanding principal balance of the Loan over the New Amortization Period.

(c) If Holder elects to extend the term of the Loan, Holder shall advise Maker of the New Rate within fifteen (15) days following the Original Maturity Date.

(d) In addition to the required monthly payments of principal and interest set forth above, commencing on the first day of the second month following the Original Maturity Date and continuing on the first day of each month thereafter during the Extension Term (each an “Additional Payment Date”), Maker shall make monthly payments to Holder in an amount equal to all Net Operating Income (hereinafter defined) attributable to the Property for the calendar month ending on the last day of the month that is two months preceding each such Additional Payment Date. For example, assuming the Original Maturity Date is January 1, then Net Operating Income for the period from January 1 through January 31 shall be payable to Holder on March 1; Net Operating Income for the period from February 1 through February 28 shall be payable to Holder on April 1, and so on.

(e) Holder shall deposit all such Net Operating Income received from Maker into an account or accounts maintained at a financial institution chosen by Holder or its servicer in its sole discretion (the “Deposit Account”) and all such funds shall be invested in a manner acceptable to Holder in its sole discretion. All interest, dividends and earnings credited to the Deposit Account shall be held and applied in accordance with the terms hereof.

(f) On the third Additional Payment Date and on each third Additional Payment Date thereafter, Holder shall apply all Excess Funds (hereinafter defined), if any, to prepayment of amounts due under this Note, without premium or penalty.

(g) As security for the repayment of the Loan and the performance of all other obligations of Maker under the Loan Documents, Maker hereby assigns, pledges, conveys,

delivers, transfers and grants to Holder a first priority security interest in and to: all Maker’s right, title and interest in and to the Deposit Account; all rights to payment from the Deposit Account and the money deposited therein or credited thereto (whether then due or in the future due and whether then or in the future on deposit); all interest thereon; any certificates, instruments and securities, if any, representing the Deposit Account; all claims, demands, general intangibles, choses in action and other rights or interests of Maker in respect of the Deposit Account; any monies then or at any time thereafter deposited therein; any increases, renewals, extensions, substitutions and replacements thereof; and all proceeds of the foregoing.

(h) From time to time, but not more frequently than monthly, Maker may request a disbursement (a “Disbursement”) from the Deposit Account for capital expenses, tenant improvement expenses, leasing commissions and special contingency expenses. Holder may consent to or deny any such Disbursement in its sole discretion.

(i) Upon the occurrence of any Event of Default (hereinafter defined) (i) Maker shall not be entitled to any further Disbursement from the Deposit Account; and (ii) Holder shall be entitled to take immediate possession and control of the Deposit Account (and all funds contained therein) and to pursue all of its rights and remedies available to Holder under the Loan Documents, at law and in equity.

(j) All of the terms and conditions of the Loan shall apply during the Extension Term, except as expressly set forth above, and except that no further extensions of the Loan shall be permitted.

(k) For the purposes of the foregoing:

(i) “Excess Funds” shall mean, on any Additional Payment Date, the amount of funds then existing in the Deposit Account (including any Net Operating Income due on the applicable Additional Payment Date), less an amount equal to the sum of three regularly scheduled payments of principal and interest due on this Note;

(ii) “Net Operating Income” shall mean, for any particular period of time, Gross Revenue for the relevant period, less Operating Expenses for the relevant period; provided, however, that if such amount is equal to or less than zero (0), Net Operating Income shall equal zero (0);

(iii) “Gross Revenue” shall mean all payments and other revenues (exclusive, however, of any payments attributable to sales taxes) received by or on behalf of Maker from all sources related to the ownership or operation of the Property, including, but not limited to, rents, room charges, parking fees, interest, security deposits (unless required to be held in a segregated account), business interruption insurance proceeds, operating expense pass-through revenues and common area maintenance charges, for the relevant period for which the calculation of Gross Revenue is being made; and

(iv) “Operating Expenses” shall mean the sum of all ordinary and necessary operating expenses actually paid by Maker in connection with the operation of the Property during the relevant period for which the calculation of Operating Expenses is being made, including, but not limited to, (a) payments made by Maker for taxes and insurance required under the Loan Documents, and (b) monthly debt service payments as required under this Note.

3. Budgets During Extension Term.

(a) Within fifteen (15) days following the Original Maturity Date and on or before December 1 of each subsequent calendar year, Maker shall deliver to Holder a proposed revenue and expense budget for the Property for the remainder of the calendar year in which the Original Maturity Date occurs or the immediately succeeding calendar year (as applicable). Such budget shall set forth Maker’s projection of Gross Revenue and Operating Expenses for the applicable calendar year, which shall be subject to Holder’s reasonable approval. Once a proposed budget has been reviewed and approved by Holder, and Maker has made all revisions requested by Holder, if any, the revised budget shall be delivered to Holder and shall thereafter become the budget for the Property hereunder (the “Budget”) for the applicable calendar year. If Maker and Holder are unable to agree upon a Budget for any calendar year, the budgeted Operating Expenses (excluding extraordinary items) provided in the Budget for the Property for the preceding calendar year shall be considered the Budget for the Property for the subject calendar year until Maker and Holder agree upon a new Budget for such calendar year.

(b) During the Extension Term, Maker shall operate the Property in accordance with the Budget for the applicable calendar year, and the total of expenditures relating to the Property exceeding one hundred and five percent (105%) of the aggregate of such expenses set forth in the Budget for the applicable time period shall not be treated as Operating Expenses for the purposes of calculating “Net Operating Income,” without the prior written consent of Holder except for emergency expenditures which, in the Maker’s good faith judgment, are reasonably necessary to protect, or avoid immediate danger to, life or property.

4. Reports During Extension Term.

(a) During the Extension Term, Maker shall deliver to Holder all financial statements reasonably required by Holder to calculate Net Operating Income, including, without limitation, a monthly statement to be delivered to Holder concurrently with Maker’s payment of Net Operating Income that sets forth the amount of Net Operating Income accompanying such statement and Maker’s calculation of Net Operating Income for the relevant calendar month. Such statements shall be certified by an executive officer of Maker or Maker’s manager, managing member or general partner (as applicable) as having been prepared in accordance with the terms hereof and to be true, accurate and complete in all material respects.

(b) In addition, on or before February 1 of each calendar year during the Extension Term, Maker shall submit to Holder an annual income and expense statement for the Property which shall include the calculation of Gross Revenue, Operating Expenses and Net

Operating Income for the preceding calendar year and shall be accompanied by Maker’s reconciliation of any difference between the actual aggregate amount of the Net Operating Income for such calendar year and the aggregate amount of Net Operating Income for such calendar year actually remitted to Holder. All such statements shall be certified by an executive officer of Maker or Maker’s manager, managing member or general partner (as applicable) as having been prepared in accordance with the terms hereof and to be true, accurate and complete in all material respects. If any such annual financial statement discloses any inconsistency between the calculation of Net Operating Income and the amount of Net Operating Income actually remitted to Holder, Maker shall immediately remit to Holder the amount of any underpayment of Net Operating Income for such calendar year or, in the event of an overpayment by Maker, such amount may be withheld from any subsequent payment of Net Operating Income required hereunder.

(c) Holder may notify Maker within ninety (90) days after receipt of any statement or report required hereunder that Holder disputes any computation or item contained in any portion of such statement or report. If Holder so notifies Maker, Holder and Maker shall meet in good faith within twenty (20) days after Holder’s notice to Maker to resolve such disputed items. If, despite such good faith efforts, the parties are unable to resolve the dispute at such meeting or within ten (10) days thereafter, the items shall be resolved by an independent certified public accountant designated by Holder within fifteen (15) days after such ten (10) day period. The determination of such accountant shall be final. All fees of such accountant shall be paid by Maker. Maker shall remit to Holder any additional amount of Net Operating Income found to be due for such periods within ten (10) days after the resolution of such dispute by the parties or the accountant’s determination, as applicable. The amount of any overpayment found to have been made for such periods may be withheld from any required future remittance of Net Operating Income.

(d) Maker shall at all times keep and maintain full and accurate books of account and records adequate to reflect correctly all items required in order to calculate Net Operating Income.

5. Loan Prepayment.

(a) During the first two (2) years after the date of this Note, Maker shall have no right to prepay all or any part of this Note.

(b) At any time after the second (2nd) anniversary of the date of this Note, Maker shall have the right to prepay the full principal amount of this Note and all accrued but unpaid interest hereon as of the date of prepayment, and Maker shall, subject to the terms and conditions set forth in that certain Loan and Partial Release Agreement of even date herewith by and between Maker and Holder (the “Loan Agreement”), be permitted to make one or more principal reduction payments in the amount of the Allocated Release Price in connection with a Permitted Release (as such terms are defined in the Loan Agreement), provided, in each case, that (i) Maker gives not less than thirty (30) days’ prior written notice to Holder of Maker’s election to prepay this Note, and (ii) Maker pays a prepayment premium to Holder (A) in the case of prepayment in full, in an amount equal to the greater of one percent (1%) of the outstanding principal balance of this Note or the Present Value of this Note (hereinafter defined), less the amount of principal being prepaid, calculated as of the prepayment date, and (B) in the case of a partial prepayment in connection with a Permitted Release, in an amount equal to the percentage that such Allocated Release Price so applied to this Note bears to the entire then-existing principal balance of this Note, multiplied by the prepayment premium that would be due if this Note were prepaid in full on such date. In connection with any Permitted Release, Holder shall re-amortize the then-outstanding principal balance of this Note over the remainder of the Amortization Period and give notice to Maker in accordance with the terms of the Deed of Trust of such revised amortization schedule.

(c) Holder shall notify Maker of the amount and basis of determination of the prepayment premium. Holder shall not be obligated to accept any prepayment of the principal balance of this Note unless such prepayment is accompanied by the applicable prepayment premium and all accrued interest and other sums due under this Note. Maker may not prepay the Loan on a Friday or on any day preceding a public holiday, or the equivalent for banks generally under the laws of the State in which the Property is located (the “State”).

(d) Except for (i) making payments of Excess Funds as described above, (ii) the application of insurance proceeds or condemnation awards to the principal balance of this Note, as provided in the Deed of Trust (hereinafter defined), and (iii) partial prepayments made in connection with a Permitted Release (as defined in the Loan Agreement), in no event shall Maker be permitted to make any partial prepayments of this Note.

(e) If Holder accelerates this Note upon an Event of Default, then in addition to Maker’s obligation to pay the then outstanding principal balance of this Note and all accrued but unpaid interest thereon, Maker shall pay an additional amount equal to the prepayment premium that would be due to Holder if Maker were voluntarily prepaying this Note at the time that such acceleration occurred, or if under the terms hereof no voluntary prepayment would be permissible on the date of such acceleration, Maker shall pay a prepayment premium calculated as set forth in the Deed of Trust.

(f) For the purposes of the foregoing:

(i) The “Present Value of this Note” with respect to any prepayment of this Note, as of any date, shall be determined by discounting all scheduled payments of principal and interest remaining to maturity of this Note, attributed to the amount being prepaid, at the Discount Rate. If prepayment occurs on a date other than a regularly scheduled payment date, the actual number of days remaining from the prepayment date to the next regularly scheduled payment date will be used to discount within such period.

(ii) The “Discount Rate” is the rate which, when compounded monthly, is equivalent to the Treasury Rate, when compounded semi-annually.

(iii) The “Treasury Rate” is the semi-annual yield on the Treasury Constant Maturity Series with maturity equal to the remaining weighted average life of this Note, for the week prior to the prepayment date, as reported in Federal Reserve Statistical Release H.15–Selected Interest Rates, conclusively determined by Holder on the prepayment date. The rate will be determined by linear interpolation between the yields reported in Release H.15, if necessary. In the event Release H.15 is no longer published, Holder shall select a comparable publication to determine the Treasury Rate.

(g) Holder shall not be obligated actually to reinvest the amount prepaid in any treasury obligations as a condition precedent to receiving any prepayment premium.

(h) Notwithstanding the foregoing, (i) at any time during the ninety (90) day period immediately prior to the Original Maturity Date and during the Extension Term, Maker shall have the right to prepay the full principal amount of this Note and all accrued but unpaid interest thereon as of the date of prepayment, without prepayment premium thereon, and (ii) no prepayment premium shall be due in connection with the application of any insurance proceeds or condemnation awards to the principal balance of this Note, as provided in the Deed of Trust.

6. Payments. Whenever any payment to be made under this Note shall be stated to be due on a Saturday, Sunday or public holiday or the equivalent for banks generally under the laws of the State (any other day being a “Business Day”), such payment may be made on the next succeeding Business Day.

7. Default Rate.

(a) The entire balance of principal, interest, and other sums due upon the maturity hereof, by acceleration or otherwise, shall bear interest from the date due until paid at the greater of (i) eighteen percent (18%) per annum and (ii) a per annum rate equal to five percent (5%) over the prime rate (for corporate loans at large United States money center commercial banks) published in The Wall Street Journal on the first business day of each month (the “Default Rate”); provided, however, that such rate shall not exceed the maximum permitted by applicable state or federal law. In the event The Wall Street Journal is no longer published or no longer publishes such prime rate, Holder shall select a comparable reference.

(b) If any payment under this Note is not made when due, interest shall accrue at the Default Rate from the date such payment was due until payment is actually made.

8. Late Charges. In addition to interest as set forth herein, Maker shall pay to Holder a late charge equal to four percent (4%) of any amounts due under this Note in the event any such amount is not paid when due.

9. Application of Payments. All payments hereunder shall be applied first to the payment of late charges, if any, then to the payment of prepayment premiums, if any, then to the repayment of any sums advanced by Holder for the payment of any insurance premiums, taxes, assessments, or other charges against the property securing this Note (together with interest thereon at the Default Rate from the date of advance until repaid), then to the payment of accrued and unpaid interest, and then to the reduction of principal.

10. Immediately Available Funds. Payments under this Note shall be payable in immediately available funds without setoff, counterclaim or deduction of any kind, and shall be made by electronic funds transfer from a bank account established and maintained by Maker for such purpose.

11. Security. This Note is secured by a Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents of even date herewith granted by Maker for the benefit of the named Holder hereof (the “Deed of Trust”) encumbering certain real property and improvements thereon comprising eight office and retail buildings in the Tri-City Corporate Center, San Bernardino, California, as more particularly described in such Deed of Trust (the “Property”).

12. Certain Definitions. Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Deed of Trust.

13. Event of Default. Each of the following events will constitute an event of default (an “Event of Default”) under this Note and under the Deed of Trust and each other Loan Document, and any Event of Default under any Loan Document shall constitute an Event of Default hereunder and under each of the other Loan Documents:

(a) any failure to pay when due any sum under Section 1 of this Note;

(b) any failure to pay when due any other sum hereunder, provided, however, that such failure shall not constitute an Event of Default unless such failure continues for ten (10) days beyond the date that Holder delivers to Maker notice that such payment is due;

(c) any failure of Maker to properly perform any obligation contained herein or in any of the other Loan Documents (other than the obligation to make payments under this Note or the other Loan Documents) and the continuance of such failure for a period of ten (10) days following written notice thereof from Holder to Maker; provided, however, that if such failure is not curable within such ten (10) day period, then, so long as Maker commences to cure such failure within such ten (10) day period and is continually and diligently attempting to cure to completion, such failure shall not be an Event of Default unless such failure remains uncured for ninety (90) days after such written notice to Maker; or

(d) if, at any time during the Extension Term, Gross Revenue for any calendar month shall be less than ninety-three percent (93%) of the amount of projected Gross Revenue for such month set forth in the applicable Budget.

14. Acceleration. Upon the occurrence of any Event of Default, the entire balance of principal, accrued interest, and other sums owing hereunder shall, at the option of Holder, become at once due and payable without notice or demand. Upon the occurrence of an Event of Default described in Section 13(d) hereof, Holder shall have the option, in its sole discretion, to either (a) exercise any remedies available to it under the Loan Documents, at law or in equity, or (b) require Maker to submit a new proposed budget for Holder’s approval. If Holder agrees to accept such new proposed budget, then such budget shall become the Budget for all purposes hereunder.

15. Conditions Precedent. Maker hereby certifies and declares that all acts, conditions and things required to be done and performed and to have happened precedent to the creation and issuance of this Note, and to constitute this Note the legal, valid and binding obligation of Maker, enforceable in accordance with the terms hereof, have been done and performed and happened in due and strict compliance with all applicable laws.

16. Certain Waivers and Consents. Maker and all parties now or hereafter liable for the payment hereof, primarily or secondarily, directly or indirectly, and whether as endorser, guarantor, surety, or otherwise, hereby severally (a) waive presentment, demand, protest, notice of protest and/or dishonor, and all other demands or notices of any sort whatever with respect to this Note, (b) consent to impairment or release of collateral, extensions of time for payment, and acceptance of partial payments before, at, or after maturity, (c) waive any right to require Holder to proceed against any security for this Note before proceeding hereunder, (d) waive diligence in the collection of this Note or in filing suit on this Note, and (e) agree to pay all costs and expenses, including reasonable attorneys’ fees, which may be incurred in the collection of this Note or any part thereof or in preserving, securing possession of, and realizing upon any security for this Note.

17. Usury Savings Clause. The provisions of this Note and of all agreements between Maker and Holder are, whether now existing or hereinafter made, hereby expressly limited so that in no contingency or event whatever, whether by reason of acceleration of the maturity hereof, prepayment, demand for payment or otherwise, shall the amount paid, or agreed to be paid, to Holder for the use, forbearance, or detention of the principal hereof or interest hereon, which remains unpaid from time to time, exceed the maximum amount permissible under applicable law, it particularly being the intention of the parties hereto to conform strictly to the laws of the State and Federal law, whichever is applicable. If from any circumstance whatever, the performance or fulfillment of any provision hereof or of any other agreement between Maker and Holder shall, at the time performance or fulfillment of such provision is due, involve or purport to require any payment in excess of the limits prescribed by law, then the obligation to be performed or fulfilled is hereby reduced to the limit of such validity, and if from any circumstance whatever Holder should ever receive as interest an amount which would exceed the highest lawful rate, the amount which would be excessive interest shall be applied to the reduction of the principal balance owing hereunder (or, at Holder’s option, be paid over to Maker) and shall not be counted as interest. To the extent permitted by applicable law, determination of the legal maximum amount of interest shall at all times be made by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of this Note, all interest at any time contracted for, charged, or received from Maker in connection with this Note and all other agreements between Maker and Holder, so that the actual rate of interest on account of the indebtedness represented by this Note is uniform throughout the term hereof.

18. Non-Recourse; Exceptions to Non-Recourse. Nothing contained in this Note or any of the other Loan Documents shall be deemed to impair or limit Holder’s rights: in foreclosure proceedings or in any ancillary proceedings brought to facilitate Holder’s foreclosure on the Property or any portion thereof or to exercise any specific rights or remedies afforded Holder under any other provisions of the Loan Documents or by law or in equity, subject to the non-recourse provisions set forth below; to recover under any guarantee given in connection with the Loan; or to pursue any personal liability of Maker or any Guarantor under the Environmental Indemnity Agreement or Section 5.10 of the Deed of Trust. Except as expressly set forth in this Section 18, the recourse of Holder with respect to the obligations evidenced by this Note shall be solely to the Property, Chattels and Intangible Personalty (as defined in the Deed of Trust) and any other collateral given as security for the Loan:

(a) Notwithstanding anything to the contrary contained in this Note or in any Loan Document, nothing shall be deemed in any way to impair, limit or prejudice the rights of Holder to collect or recover from Maker and Guarantor: (i) damages or costs (including without limitation reasonable attorneys’ fees) incurred by Holder as a result of waste by Maker; (ii) any condemnation or insurance proceeds attributable to the Property which were not paid to Holder or used to restore the Property in accordance with the terms of the Deed of Trust; (iii) any rents, profits, advances, rebates, prepaid rents or other similar sums attributable to the Property collected by or for Maker following an Event of Default (as defined in the Deed of Trust) and not properly applied to the reasonable fixed and operating expenses of the Property, including payments of this Note and other sums due under the Loan Documents; (iv) any security deposits collected by or for Borrower and not applied in accordance with applicable leases; (v) the amount of any accrued taxes, assessments, and/or utility charges affecting the Property (whether or not the same have been billed to Maker) that are either unpaid by Maker or advanced by Holder under the Deed of Trust; (vi) any sums expended by Holder in fulfilling the obligations of Maker, as lessor, under any leases affecting the Property; (vii) the amount of any loss suffered by Holder (that would otherwise be covered by insurance) as a result of Maker’s failure to maintain the insurance required under the terms of any Loan Document; (viii) the amount of any loss suffered by Holder as a result of any amendment, modification or termination of the lease to The University of Phoenix, Inc., Countrywide Home Loans, Inc., Fidelity National Title Insurance Company, Circuit City Stores West Coast, Inc., Banner Bedding, Inc., PETsMART, Inc., CompUSA, Inc., and Salvesen, Inc.(collectively, the “Major Tenants”) or execution or subsequent amendment, modification or termination of any lease for any space currently occupied by the Major Tenants without the prior written consent of Holder, if such consent is required under Section 5.3 of the Deed of Trust;

(b) The agreement set forth in the introductory paragraph of this Section 18 to limit the personal liability of Maker shall become null and void and be of no further force and effect, and Maker and each Guarantor shall be personally liable for the obligations evidenced by this Note, in the event (i) that the Property, or any part thereof or any interest therein, or any interest in Maker, shall be further encumbered by a voluntary lien securing any obligation upon which Maker, any direct or indirect general partner, manager or managing member of Maker, any guarantor of the Loan, or any principal or affiliate of Maker shall be personally liable for repayment, either as obligor or guarantor; (ii) of any breach or violation of Section 5.4, 5.5 or 5.7 of the Deed of Trust; (iii) of any fraud or material misrepresentation by Maker in connection with the Property, the Loan Documents or the application made by Maker for the Loan; (iv) that Maker forfeits the Property or Chattels or any portion of the Property or Chattels due to criminal activity; and (v) of any attempt by Maker, any Guarantor, or any other person directly or indirectly responsible for the management of Maker or liable for repayment of Maker’s obligations under the Loan (whether as maker, endorser, guarantor, surety, general partner or otherwise) to materially delay any foreclosure against the Property, Chattels and/or Intangible Personalty or any other exercise by Holder of its remedies under the Loan Documents, which attempts shall include, without limitation, (A) any claim that any Loan Document is invalid or unenforceable to an extent that would preclude any such foreclosure or other exercise of remedies, (B) Maker filing a petition in bankruptcy, Maker failing to oppose in good faith the entry of an order for relief pursuant to any involuntary bankruptcy petition filed against it or Maker seeking any reorganization, liquidation, dissolution or similar relief under the bankruptcy laws of the United States or under any other similar federal, state or other statute relating to relief from indebtedness, or (C) the appointment of a receiver, trustee or liquidator with respect to Maker or the Property or any part thereof. For purposes of the foregoing, “affiliate” shall mean any individual, corporation, trust, partnership or any other person or entity controlled by, controlling or under common control with Maker. A person or entity of any nature shall be presumed to have control when it possesses the power, directly or indirectly, to direct, or cause the direction of, the management or policies of another person or entity, whether through ownership of voting securities, by contract, or otherwise.

19. Severability. If any provision hereof or of any other document securing or related to the indebtedness evidenced hereby is, for any reason and to any extent, invalid or unenforceable, then neither the remainder of the document in which such provision is contained, nor the application of the provision to other persons, entities, or circumstances, nor any other document referred to herein, shall be affected thereby, but instead shall be enforceable to the maximum extent permitted by law.

20. Transfer of Note. Each provision of this Note shall be and remain in full force and effect notwithstanding any negotiation or transfer hereof and any interest herein to any other Holder or participant.

21. Governing Law. Regardless of the place of its execution, this Note shall be construed and enforced in accordance with the laws of the State.

22. Time of Essence. Time is of the essence with respect to all of Maker’s obligations under this Note.

23. Remedies Cumulative. The remedies provided to Holder in this Note, the Deed of Trust, and the other Loan Documents are cumulative and concurrent and may be exercised singly, successively or together against Maker, the Property, and other security, or any guarantor of this Note, at the sole and absolute discretion of the Holder.

24. No Waiver. Holder shall not by any act or omission be deemed to waive any of its rights or remedies hereunder unless such waiver is in writing and signed by the Holder and then only to the extent specifically set forth therein. A waiver of one event shall not be construed as continuing or as a bar to or waiver of any right or remedy granted to Holder hereunder in connection with a subsequent event.

25. Joint and Several Obligation. If Maker is more than one person or entity, then (a) all persons or entities comprising Maker are jointly and severally liable for all of the Maker’s obligations hereunder; (b) all representations, warranties, and covenants made by Maker shall be deemed representations, warranties, and covenants of each of the persons or entities comprising Maker; (c) any breach, Default or Event of Default by any of the persons or entities comprising Maker hereunder shall be deemed to be a breach, Default, or Event of Default of Maker; and (d) any reference herein contained to the knowledge or awareness of Maker shall mean the knowledge or awareness of any of the persons or entities comprising Maker.

26. WAIVER OF JURY TRIAL. MAKER AND HOLDER KNOWINGLY, IRREVOCABLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY ACTION, PROCEEDING OR COUNTERCLAIM BASED ON THIS NOTE, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE, THE DEED OF TRUST, OR ANY OTHER LOAN DOCUMENTS OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENT (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY HERETO OR TO ANY LOAN DOCUMENT. THIS PROVISION IS A MATERIAL INDUCEMENT FOR MAKER AND HOLDER TO ENTER INTO THE LOAN TRANSACTION EVIDENCED BY THIS NOTE.

27. WAIVER OF PREPAYMENT RIGHT WITHOUT PREMIUM. MAKER HEREBY EXPRESSLY WAIVES ANY RIGHT IT MAY HAVE UNDER APPLICABLE LAW (INCLUDING, WITHOUT LIMITATION, CALIFORNIA CIVIL CODE SECTION 2954.10) TO PREPAY THIS NOTE, IN WHOLE OR IN PART, WITHOUT PREPAYMENT PREMIUM, UPON ACCELERATION OF THE MATURITY DATE OF THIS NOTE, AND AGREES THAT, IF FOR ANY REASON A PREPAYMENT OF ALL OR ANY PART OF THIS NOTE IS MADE, WHETHER VOLUNTARILY OR FOLLOWING ANY ACCELERATION OF THE MATURITY DATE OF THIS NOTE BY HOLDER ON ACCOUNT OF THE OCCURRENCE OF ANY EVENT OF DEFAULT ARISING FOR ANY REASON, INCLUDING, WITHOUT LIMITATION, AS A RESULT OF ANY PROHIBITED OR RESTRICTED TRANSFER, FURTHER ENCUMBRANCE OR DISPOSITION OF THE PROPERTY OR ANY PART THEREOF SECURING THIS NOTE, THEN MAKER SHALL BE OBLIGATED TO PAY, CONCURRENTLY WITH SUCH PREPAYMENT, THE PREPAYMENT PREMIUM PROVIDED FOR IN THIS NOTE OR, IN THE EVENT OF PREPAYMENT FOLLOWING ACCELERATION OF THE MATURITY DATE HEREOF WHEN THIS NOTE IS CLOSED TO PREPAYMENT, AS PROVIDED IN THE DEED OF TRUST. MAKER HEREBY DECLARES THAT HOLDER’S AGREEMENT TO MAKE THE LOAN AT THE INTEREST RATE AND FOR THE TERM SET FORTH IN THIS NOTE CONSTITUTES ADEQUATE CONSIDERATION, GIVEN INDIVIDUAL WEIGHT BY MAKER, FOR THIS WAIVER AND AGREEMENT.

    MAKER

[Balance of Page Intentionally Left Blank]

IN WITNESS WHEREOF and intending to be legally bound, Maker has duly executed this Note as of the date first above written.

MAKER:

RANCON REALTY FUND IV SUBSIDIARY LLC, a Delaware limited liability company

By:
Name:	Daniel Lee Stephenson
Title:	Manager

1

STATE OF CALIFORNIA

COUNTY OF SAN BERNARDINO

Recording requested by:

And when recorded mail to:

Otten, Johnson, Robinson, Neff & Ragonetti, P.C.

950 Seventeenth Street

Suite 1600

Denver, Colorado 80202

Attention: Aaron J. Hill, Esq.

DEED OF TRUST, SECURITY AGREEMENT, FIXTURE FILING, FINANCING

STATEMENT AND ASSIGNMENT OF LEASES AND RENTS

TRUSTOR:	RANCON REALTY FUND IV SUBSIDIARY LLC,
a Delaware limited liability company
400 South El Camino Real, 11th Floor
San Mateo, California 94402
Attention: Mr. Stephen R. Saul

BENEFICIARY:	THE VARIABLE ANNUITY LIFE INSURANCE COMPANY,
a Texas corporation
c/o AIG Global Investment Corp.
1 SunAmerica Center, 38th Floor
Century City
Los Angeles, California 90067-6022
Attention: Director-Mortgage Lending and Real Estate

TRUSTEE:	CHICAGO TITLE INSURANCE COMPANY
700 South Flower Street, Suite 900
Los Angeles, California 90017

AMOUNT SECURED:	$24,100,000.00

GOVERNING LAW:	CALIFORNIA

DEED OF TRUST, SECURITY AGREEMENT, FIXTURE FILING, FINANCING

STATEMENT AND ASSIGNMENT OF LEASES AND RENTS

THIS DEED OF TRUST, SECURITY AGREEMENT, FIXTURE FILING, FINANCING STATEMENT AND ASSIGNMENT OF LEASES AND RENTS (this “Deed of Trust”) is given as of December 1, 2005, by RANCON REALTY FUND IV SUBSIDIARY LLC, a Delaware limited liability company (“Trustor”), to CHICAGO TITLE INSURANCE COMPANY (“Trustee”), for the use and benefit of THE VARIABLE ANNUITY LIFE INSURANCE COMPANY, a Texas corporation (“Beneficiary”).

ARTICLE 1

PARTIES, PROPERTY, AND DEFINITIONS

The following terms and references shall have the meanings indicated:

1.1 Beneficiary: The Beneficiary named in the introductory paragraph of this Deed of Trust, whose legal address is c/o AIG Global Investment Corp., 1 SunAmerica Center, 38th Floor, Century City, Los Angeles, California 90067-6022, together with any future holder of the Note.

1.2 Chattels: All goods, fixtures, inventory, equipment, building and other materials, supplies, and other tangible personal property of every nature, whether now owned or hereafter acquired by Trustor, used, intended for use, or reasonably required in the construction, development, or operation of the Property, together with all accessions thereto, replacements and substitutions therefor, and proceeds thereof.

1.3 Controlling Persons: Collectively, (a) if Trustor is a partnership or joint venture, all general partners or joint venturers of Trustor, (b) Guarantor, (c) any other party directly or indirectly liable for payment of the Secured Obligations, whether as maker, endorser, guarantor, surety, general partner, or otherwise, and (d) any successor to any of the foregoing.

1.4 Default: Any matter which, with the giving of notice, passage of time, or both, would constitute an Event of Default.

1.5 Environmental Indemnity Agreement: The Environmental Indemnity Agreement of even date herewith made by Trustor and Guarantor for the benefit of Beneficiary.

1.6 ERISA: The Employee Retirement Income Security Act of 1974, as amended, together with all rules and regulations issued thereunder.

1.7 Event of Default: As defined in Article 6.

1.8 Guarantor: Rancon Realty Fund IV, a California limited partnership.

1.9 Guaranty Agreement: The Guaranty Agreement of even date herewith made by Guarantor for the benefit of Beneficiary.

1.10 Insurance Agreement: The Agreement Concerning Insurance Requirements of even date herewith executed by Trustor for the benefit of Beneficiary.

1.11 Intangible Personalty: All of Trustor’s right, title and interest in the right to use all trademarks and trade names and symbols or logos used in connection therewith, or any modifications or variations thereof, in connection with the operation of the improvements existing or to be constructed on the Property, together with all accounts, deposit accounts, letter of credit rights, investment property, monies in the possession of Beneficiary (including, without limitation, proceeds from insurance, retainages and deposits for taxes and insurance), Permits, contract rights (including, without limitation, rights to receive insurance proceeds) and general intangibles (whether now owned or hereafter acquired, and including proceeds thereof) relating to or arising from Trustor’s ownership, use, operation, leasing, or sale of all or any part of the Property, specifically including but in no way limited to any right which Trustor may have or acquire to transfer any development rights from the Property to other real property, and any development rights which may be so transferred.

1.12 Lease Certificate: The Certificate of even date herewith made by Trustor to Beneficiary concerning Leases of the Property.

1.13 Leases: Any and all leases, subleases and other like rental agreements, other than any subleases to which Trustor is not a party, under the terms of which any person other than Trustor has or acquires any right to occupy or use the Property, or any part thereof.

1.14 Loan: The loan from Beneficiary to Trustor evidenced by the Note.

1.15 Loan Documents: The Note, all of the deeds of trust, mortgages, security agreements and other documents securing or executed and delivered in connection with the Note, including this Deed of Trust, the Insurance Agreement, the Environmental Indemnity Agreement, the Guaranty Agreement, the Lockbox Agreement, the Pledge Agreement, the Lease Certificate, the Partial Release Agreement and each other document executed or delivered in connection with the transaction pursuant to which the Note has been executed and delivered. The term “Loan Documents” also includes all modifications, extensions, renewals, and replacements of each document referred to above.

1.16 Lockbox Agreement: The Lockbox Deposit Service Agreement of even date herewith among Trustor, Beneficiary, the “Servicer” referenced therein and the “Depository Bank” referenced therein.

1.17 Note: Trustor’s promissory note of even date herewith, payable to the order of Beneficiary in the principal face amount of $24,100,000.00, the last payment under which is due on January 1, 2016, or, if extended by Beneficiary pursuant to its terms, January 1, 2021, unless such due date is accelerated, together with all renewals, extensions and modifications of such promissory note. All terms and provisions of the Note are incorporated by this reference in this Deed of Trust.

1.18 Partial Release Agreement: The Loan and Partial Release Agreement of even date herewith among Trustor and Beneficiary.

1.19 Permits: All permits, licenses, certificates and authorizations necessary for the beneficial development, ownership, use, occupancy, operation and maintenance of the Property.

1.20 Permitted Exceptions: The matters (excluding matters of survey) set forth in Schedule B-I of the title insurance policy insuring the lien created by this Deed of Trust, in form and substance satisfactory to, and accepted by, Beneficiary, that Trustor has caused to be delivered to Beneficiary in connection with the Loan.

1.21 Pledge Agreement: The Pledge and Cash Collateral Agreement of even date herewith among Trustor, Beneficiary and the “Servicer” referenced therein.

1.22 Property: The tract or tracts of land described in Exhibit A attached, together with all of Trustor’s right, title and interest in and to the following:

(a) All buildings, structures, and improvements now or hereafter located on such tract or tracts, as well as all rights-of-way, easements, and other appurtenances thereto;

(b) Any land lying between the boundaries of such tract or tracts and the center line of any adjacent street, road, avenue, or alley, whether opened or proposed;

(c) All of the rents, income, receipts, revenues, issues and profits of and from such tract or tracts and improvements;

(d) All (i) water and water rights (whether decreed or undecreed, tributary, nontributary or not nontributary, surface or underground, or appropriated or unappropriated); (ii) ditches and ditch rights; (iii) spring and spring rights; (iv) reservoir and reservoir rights; and (v) shares of stock in water, ditch and canal companies and all other evidence of such rights, which are now owned or hereafter acquired by Trustor and which are appurtenant to or which have been used in connection with such tract or tracts or improvements;

(e) All minerals, crops, timber, trees, shrubs, flowers, and landscaping features now or hereafter located on, under or above such tract or tracts;

(f) All machinery, apparatus, equipment, fittings, fixtures (whether actually or constructively attached, and including all trade, domestic, and ornamental fixtures) now or hereafter located in, upon, or under such tract or tracts or improvements and used or usable in connection with any present or future operation thereof, including but not limited to all heating, air-conditioning, freezing, lighting, laundry, incinerating and power equipment; engines; pipes; pumps; tanks; motors; conduits; switchboards; plumbing, lifting, cleaning, fire prevention, fire extinguishing, refrigerating, ventilating, cooking, and communications apparatus; boilers, water heaters, ranges, furnaces, and burners; appliances; vacuum cleaning systems; elevators; escalators; shades; awnings; screens; storm doors and windows; stoves; refrigerators; attached cabinets; partitions; ducts and compressors; rugs and carpets; draperies; and all additions thereto and replacements therefor;

(g) All development rights associated with such tract or tracts, whether previously or subsequently transferred to such tract or tracts from other real property or now or hereafter susceptible of transfer from such tract or tracts to other real property;

(h) All awards and payments, including interest thereon, resulting from the exercise of any right of eminent domain or any other public or private taking of, injury to, or decrease in the value of, any of such property; and

(i) All other and greater rights and interests of every nature in such tract or tracts and in the possession or use thereof and income therefrom, whether now owned or subsequently acquired by Trustor.

1.23 Secured Obligations: All present and future obligations of Trustor to Beneficiary evidenced by or contained in the Note, this Deed of Trust and all other Loan Documents (excluding the Environmental Indemnity Agreement, which is not secured by this Deed of Trust), whether stated in the form of promises, covenants, representations, warranties, conditions, or prohibitions or in any other form. If the maturity of the Note secured by this Deed of Trust is accelerated, the Secured Obligations shall include an amount equal to any prepayment premium which would be payable under the terms of the Note as if the Note were prepaid in full on the date of the acceleration. If under the terms of the Note no voluntary prepayment would be permissible on the date of such acceleration, then the prepayment fee or premium to be included in the Secured Obligations shall be equal to one hundred fifty percent (150%) of the highest prepayment fee or premium set forth in the Note, calculated as of the date of such acceleration, as if prepayment were permitted on such date.

1.24 Trustee: The Trustee named in the introductory paragraph of this Deed of Trust, whose address is 700 South Flower Street, Suite 900, Los Angeles, California 90017.

1.25 Trustor: The Trustor named in the introductory paragraph of this Deed of Trust (Organizational I.D. No. 4061719), whose legal address is 400 South El Camino Real, 11th Floor, San Mateo, California 94402, together with any future owner of the Property or any part thereof or interest therein.

ARTICLE 2

GRANTING CLAUSE

2.1 Grant to Trustee. As security for the Secured Obligations, Trustor hereby grants, bargains, sells, warrants and conveys the Property to Trustee, in trust, with power of sale, for the use and benefit of Beneficiary, and subject to all provisions hereof.

2.2 Security Interest to Beneficiary. As additional security for the Secured Obligations, Trustor hereby grants to Beneficiary a security interest in the Property, Chattels and Intangible Personalty. To the extent any of the Property, Chattels or Intangible Personalty may be or have been acquired with funds advanced by Beneficiary under the Loan Documents, this security interest is a purchase money security interest. This Deed of Trust constitutes a security agreement under the Uniform Commercial Code of the state in which the Property is located (the “Code”) with respect to any part of the Property, Chattels and Intangible Personalty that may or might now or hereafter be or be deemed to be personal property, fixtures or property other than real estate (all collectively hereinafter called “Collateral”); all of the terms, provisions, conditions and agreements contained in this Deed of Trust pertain and apply to the Collateral as fully and to the same extent as to any other property comprising the Property, and the following provisions of this Section shall not limit the generality or applicability of any other provisions of this Deed of Trust but shall be in addition thereto:

(a) The Collateral shall be used by Trustor solely for business purposes, and all Collateral (other than the Intangible Personalty) shall be installed upon the real estate comprising part of the Property for Trustor’s own use or as the equipment and furnishings furnished by Trustor, as landlord, to tenants of the Property;

(b) The Collateral (other than the Intangible Personalty) shall be kept at the real estate comprising a part of the Property, and shall not be removed therefrom without the consent of Beneficiary (being the Secured Party as that term is used in the Code); and the Collateral (other than the Intangible Personalty) may be affixed to such real estate but shall not be affixed to any other real estate;

(c) No financing statement covering any of the Collateral or any proceeds thereof is on file in any public office; and Trustor will, at its cost and expense, upon demand, furnish to Beneficiary such further information and will execute and deliver to Beneficiary such financing statements and other documents in form satisfactory to Beneficiary and will do all such acts and things as Beneficiary may at any time or from time to time reasonably request or as may be necessary or appropriate to establish and maintain a perfected first-priority security interest in the Collateral as security for the Secured Obligations, subject to no adverse liens or encumbrances; and Trustor will pay the cost of filing the same or filing or recording such financing statements or other documents and this instrument in all public offices wherever filing or recording is deemed by Beneficiary to be necessary or desirable;

(d) The terms and provisions contained in this Section and in Section 7.6 of this Deed of Trust shall, unless the context otherwise requires, have the meanings and be construed as provided in the Code; and

(e) This Deed of Trust constitutes a financing statement under the Code with respect to the Collateral. As such, this Deed of Trust covers all items of the Collateral that are or are to become fixtures. The filing of this Deed of Trust in the real estate records of the county where the Property is located shall constitute a fixture filing in accordance with the Code. Information concerning the security interests created hereby may be obtained at the addresses set forth in Article 1 of this Deed of Trust. Trustor is the “Debtor” and Beneficiary is the “Secured Party” (as those terms are defined and used in the Code) insofar as this Deed of Trust constitutes a financing statement.

ARTICLE 3

TRUSTOR’S REPRESENTATIONS AND WARRANTIES

3.1 Warranty of Title. Trustor represents and warrants to Beneficiary that:

(a) Trustor has good, marketable and indefeasible fee simple title (or easement interest if so indicated on Exhibit A) in and to the Property, and such interest is free and clear of all liens, encumbrances, security interests and other claims whatsoever, subject only to the Permitted Exceptions;

(b) Trustor is the sole and absolute owner of the Chattels and the Intangible Personalty, free and clear of all liens, encumbrances, security interests and other claims whatsoever, subject only to the Permitted Exceptions;

(c) This Deed of Trust is a valid and enforceable first lien and security interest on the Property, Chattels and Intangible Personalty, subject only to the Permitted Exceptions;

(d) Trustor, for itself and its successors and assigns, hereby agrees to warrant and forever defend, all and singular of the property and property interests granted and conveyed pursuant to this Deed of Trust, against every person whomsoever lawfully claiming, or to claim, the same or any part thereof; and

The representations, warranties and covenants contained in this Section shall survive foreclosure of this Deed of Trust, and shall inure to the benefit of and be enforceable by any person who may acquire title to the Property, the Chattels, or the Intangible Personalty pursuant to any such foreclosure.

3.2 Due Authorization. If Trustor is other than a natural person, then each individual who executes this document on behalf of Trustor represents and warrants to Beneficiary that such execution has been duly authorized by all necessary corporate, partnership, limited liability company or other action on the part of Trustor. Trustor represents that Trustor has obtained all consents and approvals required in connection with the execution, delivery and performance of this Deed of Trust.

3.3 Other Representations and Warranties. Trustor represents and warrants to Beneficiary as follows:

(a) Trustor is a limited liability company, duly organized, validly existing and in good standing under the laws of the State of Delaware. Trustor is duly authorized to transact business in and is in good standing under the laws of the State of California. The sole Controlling Person of Trustor is Guarantor;

(b) The execution, delivery and performance by Trustor of the Loan Documents are within Trustor’s power and authority and have been duly authorized by all necessary action;

(c) This Deed of Trust is, and each other Loan Document to which Trustor or Guarantor is a party will, when delivered hereunder, be valid and binding obligations of Trustor and/or Guarantor, as applicable, enforceable against Trustor and/or Guarantor, as applicable, in accordance with their respective terms, except as limited by equitable principles and bankruptcy, insolvency and similar laws affecting creditors’ rights;

(d) The execution, delivery and performance by Trustor and Guarantor of the Loan Documents will not contravene any contractual or other restriction binding on or affecting Trustor or any Controlling Person and will not result in or require the creation of any lien, security interest, other charge or encumbrance (other than pursuant hereto) upon or with respect to any of its properties;

(e) The execution, delivery and performance by Trustor and Guarantor of the Loan Documents does not contravene any applicable law;

(f) No authorization, approval, consent or other action by, and no notice to or filing with, any court, governmental authority or regulatory body is required for the due execution, delivery and performance by Trustor and Guarantor of any of the Loan Documents or the effectiveness of any assignment of any of Trustor’s rights and interests of any kind to Beneficiary;

(g) No part of the Property, Chattels, or Intangible Personalty is in the hands of a receiver, no application for a receiver is pending with respect to any portion of the Property, Chattels, or Intangible Personalty, and no part of the Property, Chattels, or Intangible Personalty is subject to any foreclosure or similar proceeding;

(h) Neither Trustor nor any Controlling Person has made any assignment for the benefit of creditors, nor has Trustor or any Controlling Person filed, or had filed against it, any petition in bankruptcy;

(i) There is no pending or, to the best of Trustor’s knowledge, threatened, litigation, action, proceeding or investigation against Trustor, any Controlling Person or the Property before any court, governmental or quasi-governmental, arbitrator or other authority, which could have a materially adverse effect on Trustor, any such Controlling Person or the Property. There is no pending or, to the best of Trustor’s knowledge, threatened, condemnation proceeding against the Property before any court, governmental or quasi-governmental, arbitrator or other authority;

(j) Trustor is a “non-foreign person” within the meaning of Sections 1445 and 7701 of the United States Internal Revenue Code of 1986, as amended, and the regulations issued thereunder;

(k) Access to and egress from the Property are available and provided by public streets, and Trustor has no knowledge of any federal, state, county, municipal or other governmental plans to change the highway or road system in the vicinity of the Property or to restrict or change access from any such highway or road to the Property;

(l) All public utility services necessary for the operation of all improvements constituting part of the Property for their intended purposes are available at the boundaries of the land constituting part of the Property, including water supply, storm and sanitary sewer facilities, and natural gas, electric, telephone and cable television facilities;

(m) The Property is located in a zoning district designated CR-3, by the County of San Bernardino, California. Such designation permits the development, use and operation of the Property as it is currently operated as a permitted, and not as a non-conforming use. The Property complies in all respects with all zoning ordinances, regulations, requirements, conditions and restrictions, including but not limited to deed restrictions and restrictive covenants, applicable to the Property;

(n) Except as disclosed to Beneficiary in writing, there are no special or other assessments for public improvements or otherwise now affecting the Property, nor does Trustor know of any pending or threatened special assessments affecting the Property or any contemplated improvements affecting the Property that may result in special assessments. There are no tax abatements or exceptions affecting the Property;

(o) Trustor and each Controlling Person has filed all tax returns it is required to have filed, and has paid all taxes as shown on such returns or on any assessment received pertaining to the Property;

(p) Trustor has not received any notice from any governmental body having jurisdiction over the Property as to any violation of any applicable law, or any notice from any insurance company or inspection or rating bureau setting forth any requirements as a condition to the continuation of any insurance coverage on or with respect to the Property or the continuation thereof at premium rates existing at present which have not been remedied or satisfied;

(q) Neither Trustor nor any Controlling Person is in default, in any manner which would adversely affect its properties, assets, operations or condition (financial or otherwise), in the performance, observance or fulfillment of any of the obligations, covenants or conditions set forth in any agreement or instrument to which it is a party or by which it or any of its properties, assets or revenues are bound;

(r) Except as set forth in the Lease Certificate and/or the Permitted Exceptions, there are no occupancy rights (written or oral), Leases or tenancies presently affecting any part of the Property. The Lease Certificate contains a true and correct description of all Leases presently affecting the Property. No written or oral agreements or understandings exist between Trustor and the tenants under the Leases described in the Lease Certificate that grant such tenants any rights greater than those described in the Lease Certificate or that are in any way inconsistent with the rights described in the Lease Certificate;

(s) There are no purchase options, purchase contracts or other similar agreements of any type (written or oral) presently affecting any part of the Property;

(t) Other than with respect to the leasing brokerage agreement with CB Richard Ellis disclosed to Beneficiary, there exists no brokerage agreement with respect to any part of the Property;

(u) Except as otherwise disclosed to Beneficiary in writing prior to the date hereof, (i) there are no contracts presently affecting the Property (“Contracts”) having a term in excess of one hundred eighty (180) days or not terminable by Trustor (without penalty) on thirty (30) days’ notice; (ii) Trustor has heretofore delivered to Beneficiary true and correct copies of each of the Contracts together with all amendments thereto; (iii) Trustor is not in default of any obligations under any of the Contracts; and (iv) the Contracts represent the complete agreement between Trustor and such other parties as to the services to be performed or materials to be provided thereunder and the compensation to be paid for such services or materials, as applicable, and except as otherwise disclosed herein, such other parties possess no unsatisfied claims against Trustor. Trustor is not in default under any of the Contracts and no event has occurred which, with the passing of time or the giving of notice, or both, would constitute a default under any of the Contracts;

(v) Trustor has obtained all Permits necessary for the operation, use, ownership, development, occupancy and maintenance of the Property as retail and office buildings, as it is currently being operated. None of the Permits has been suspended or revoked, and all of the Permits are in full force and effect, are fully paid for, and Trustor has made or will make application for renewals of any of the Permits prior to the expiration thereof;

(w) All insurance policies held by Trustor relating to or affecting the Property are in full force and effect and shall remain in full force and effect until all Secured Obligations are satisfied. Trustor has not received any notice of default or notice terminating or threatening to terminate any such insurance policies. Trustor has made or will make application for renewals of any of such insurance policies prior to the expiration thereof;

(x) Trustor currently complies with ERISA. Neither the making of the Loan nor the exercise by Beneficiary of any of its rights under the Loan Documents constitutes or will constitute a non-exempt, prohibited transaction under ERISA; and

(y) Trustor’s exact legal name is correctly set out in the introductory paragraph of this Deed of Trust. Trustor’s organizational identification number is correctly set forth in the definition of “Trustor” set forth in Article 1 hereof. Trustor’s location (as such term is used in Section 5.8 hereof) is the State of Delaware.

3.4 Continuing Effect. Trustor shall be liable to Beneficiary for any damage suffered by Beneficiary if any of the foregoing representations are inaccurate as of the date hereof, regardless when such inaccuracy may be discovered by, or result in harm to, Beneficiary. Trustor further represents and warrants that the foregoing representations and warranties, as well as all other representations and warranties of Trustor to Beneficiary relative to the Loan Documents, shall remain true and correct during the term of the Note and shall survive termination of this Deed of Trust.

ARTICLE 4

TRUSTOR’S AFFIRMATIVE COVENANTS

4.1 Payment of Note. Trustor will pay all principal, interest, and other sums payable under the Note, on the date when such payments are due, without notice or demand.

4.2 Performance of Other Obligations. Trustor will promptly and strictly perform and comply with all other covenants, conditions, and prohibitions required of Trustor by the terms of the Loan Documents.

4.3 Other Encumbrances. Trustor will promptly and strictly perform and comply with all covenants, conditions, and prohibitions required of Trustor in connection with any other encumbrance affecting the Property, the Chattels, or the Intangible Personalty, or any part thereof, or any interest therein, regardless of whether such other encumbrance is superior or subordinate to the lien hereof.

4.4 Payment of Taxes.

(a) Property Taxes. Unless Trustor is depositing money into escrow pursuant to Section 4.4(b), Trustor will (i) pay, before delinquency, all taxes and assessments, general or special, which may be levied or imposed at any time against Trustor’s interest and estate in the Property, the Chattels, or the Intangible Personalty, and (ii) within ten days after each payment of any such tax or assessment, Trustor will deliver to Beneficiary, without notice or demand, an official receipt for such payment (or as soon thereafter as it is available). At Beneficiary’s option, Beneficiary may retain the services of a firm to monitor the payment of all taxes and assessments relating to the Property, the cost of which shall be borne by Trustor.

(b) Deposit for Taxes. Upon demand made by Beneficiary following the occurrence of a Default or an Event of Default, Trustor shall deposit with Beneficiary an amount equal to 1/12th of the amount which Beneficiary estimates will be required to make the next annual payment of taxes, assessments, and similar governmental charges referred to in this Section, multiplied by the number of whole or partial months that have elapsed since the date one month prior to the most recent due date for such taxes, assessments and similar governmental charges. Thereafter, with each monthly payment under the Note, Trustor shall deposit with Beneficiary an amount equal to 1/12th of the amount which Beneficiary estimates will be required to pay the next annual payment of taxes, assessments, and similar governmental charges referred to in this Section. The purpose of these provisions is to provide Beneficiary with sufficient funds on hand to pay all such taxes, assessments, and other governmental charges thirty (30) days before the date on which they become past due. If the Beneficiary, in its sole discretion, determines that the funds escrowed hereunder are, or will be, insufficient, Trustor shall upon demand pay such additional sums as Beneficiary shall determine necessary and shall pay any increased monthly charges requested by Beneficiary. Provided no Default or Event of Default exists hereunder, Beneficiary will apply the amounts so deposited to the payment of such taxes, assessments, and other charges when due, but in no event will Beneficiary be liable for any interest on any amount so deposited, and any amount so deposited may be held and commingled with Beneficiary’s own funds.

(c) Intangible Taxes. If by reason of any statutory or constitutional amendment or judicial decision adopted or rendered after the date hereof, any tax, assessment, or similar charge is imposed against the Note, against Beneficiary, or against any interest of Beneficiary in any real or personal property encumbered hereby, Trustor will pay such tax, assessment, or other charge before delinquency and will indemnify Beneficiary against all loss, expense, or diminution of income in connection therewith. In the event Trustor is unable to do so, either for economic reasons or because the legal provisions or decisions creating such tax, assessment or charge forbid Trustor from doing so, then the Note will, at Beneficiary’s option, become due and payable in full upon ninety (90) days’ notice to Trustor.

(d) Right to Contest. Notwithstanding any other provision of this Section, Trustor will not be deemed to be in default solely by reason of Trustor’s failure to pay any tax, assessment or similar governmental charge so long as, in Beneficiary’s judgment, each of the following conditions is satisfied:

(i) Trustor is engaged in and diligently pursuing in good faith administrative or judicial proceedings appropriate to contest the validity or amount of such tax, assessment, or charge; and

(ii) Trustor’s payment of such tax, assessment, or charge would necessarily and materially prejudice Trustor’s prospects for success in such proceedings; and

(iii) Nonpayment of such tax, assessment, or charge will not result in the loss or forfeiture of any property encumbered hereby or any interest of Beneficiary therein; and

(iv) Trustor deposits with Beneficiary, as security for such payment which may ultimately be required, a sum equal to the amount of the disputed tax, assessment or charge plus the interest, penalties, advertising charges, and other costs which Beneficiary estimates are likely to become payable if Trustor’s contest is unsuccessful.

If Beneficiary determines that any one or more of such conditions is not satisfied or is no longer satisfied, Trustor will pay the tax, assessment, or charge in question, together with any interest and penalties thereon, within ten days after Beneficiary gives notice of such determination.

4.5 Maintenance of Insurance.

(a) Coverages Required. Trustor shall maintain or cause to be maintained, with financially sound and reputable insurance companies or associations satisfactory to Beneficiary, all insurance required under the terms of the Insurance Agreement, and shall comply with each and every covenant and agreement contained in the Insurance Agreement.

(b) Renewal Policies. Not less than thirty (30) days prior to the expiration date of each insurance policy required pursuant to the Insurance Agreement, Trustor will deliver to Beneficiary an appropriate renewal policy (or a certified copy thereof), together with evidence satisfactory to Beneficiary that the applicable premium has been prepaid.

(c) Deposit for Premiums. Upon demand made by Beneficiary following the occurrence of a Default or an Event of Default, Trustor shall deposit with Beneficiary an amount equal to 1/12th of the amount which Beneficiary estimates will be required to make the next annual payments of the premiums for the policies of insurance referred to in this Section, multiplied by the number of whole and partial months which have elapsed since the date one month prior to the most recent policy anniversary date for each such policy. Thereafter, with each monthly payment under the Note, Trustor will deposit an amount equal to 1/12th of the amount which Beneficiary estimates will be required to pay the next required annual premium for each insurance policy referred to in this Section. The purpose of these provisions is to provide Beneficiary with sufficient funds on hand to pay all such premiums thirty (30) days before the date on which they become past due. If the Beneficiary, in its sole discretion, determines that the funds escrowed hereunder are, or will be, insufficient, Trustor shall upon demand pay such additional sums as Beneficiary shall determine necessary and shall pay any increased monthly charges requested by Beneficiary. Provided no Default or Event of Default exists hereunder, Beneficiary will apply the amounts so deposited to the payment of such insurance premiums when due, but in no event will Beneficiary be liable for any interest on any amounts so deposited, and the money so received may be held and commingled with Beneficiary’s own funds.

(d) Application of Hazard Insurance Proceeds. Trustor shall promptly notify Beneficiary of any damage or casualty to all or any portion of the Property or Chattels. Beneficiary may participate in all negotiations and appear and participate in all judicial arbitration proceedings concerning any insurance proceeds which may be payable as a result of any casualty or damage in excess of $200,000.00 (the “Insurance Threshold”). Any insurance proceeds relating to any casualty in excess of the Insurance Threshold shall be paid to Beneficiary and shall be applied first to reimburse Beneficiary for all costs and expenses, including attorneys’ fees, incurred by Beneficiary in connection with the collection of such insurance proceeds. The balance of any insurance proceeds received by Beneficiary with respect to an insured casualty may, in Beneficiary’s sole discretion, either (i) be retained and applied by Beneficiary toward payment of the Secured Obligations, or (ii) be paid over, in whole or in part and subject to such conditions as Beneficiary may impose, to Trustor to pay for repairs or replacements necessitated by the casualty; provided, however, that if all of the Secured Obligations have been performed or are discharged by the application of less than all of such insurance proceeds, then any remaining proceeds will be paid over to Trustor. Notwithstanding the preceding sentence, if (A) no Default or Event of Default shall exist hereunder, and (B) the proceeds received by Beneficiary (together with any other funds delivered by Trustor to Beneficiary for such purpose) shall be sufficient, in Beneficiary’s reasonable judgment, to pay for any restoration necessitated by the casualty, and (C) either (1) the damage involves a loss of less than fifty percent (50%) of the rentable square footage at the damaged building, or (2) Trustor is required to restore the Property pursuant to the terms of the Lease or Leases of that portion of the Property affected by the casualty, and (D) such restoration can be completed, in Beneficiary’s reasonable judgment, by the earliest of (x) the 180th day following Trustor’s receipt of the insurance proceeds, (y) the 180th day prior to the maturity date of the Note, or (z) the expiration of the payment period on the rental-loss insurance coverage in respect of such casualty, then

Beneficiary shall apply such proceeds as provided in clause (ii) of the preceding sentence. Beneficiary will have no obligation to see to the proper application of any insurance proceeds paid over to Trustor, nor will any such proceeds received by Beneficiary bear interest or be subject to any other charge for the benefit of Trustor. Beneficiary may, prior to the application of insurance proceeds, commingle them with Beneficiary’s own funds and otherwise act with regard to such proceeds as Beneficiary may determine in Beneficiary’s sole discretion.

(e) Successor’s Rights. Any person who acquires title to the Property or the Chattels upon foreclosure hereunder will succeed to all of Trustor’s rights under all policies of insurance maintained pursuant to this Section.

4.6 Maintenance and Repair of Property and Chattels. Trustor will at all times maintain the Property and the Chattels in good condition and repair, will diligently prosecute the completion of any building or other improvement which is at any time in the process of construction on the Property, and will, subject to Beneficiary’s releasing the insurance or condemnation proceeds applicable thereto and subject to applicable legal restrictions, promptly repair, restore, replace, or rebuild any part of the Property or the Chattels which may be affected by any casualty or any public or private taking or injury to the Property or the Chattels. All costs and expenses arising out of the foregoing shall be paid by Trustor whether or not the proceeds of any insurance or eminent domain shall be sufficient therefor. Trustor will comply with all statutes, ordinances, and other governmental or quasi-governmental requirements and private covenants relating to the ownership, construction, use, or operation of the Property, including but not limited to any environmental or ecological requirements; provided, that so long as Trustor is not otherwise in default hereunder, Trustor may, upon providing Beneficiary with security reasonably satisfactory to Beneficiary, proceed diligently and in good faith to contest the validity or applicability of any such statute, ordinance, or requirement. Beneficiary and any person authorized by Beneficiary may enter and inspect the Property at all reasonable times, and may inspect the Chattels, wherever located, at all reasonable times.

4.7 Leases. Trustor shall timely pay and perform each of its obligations under or in connection with the Leases, and shall otherwise pay such sums and take such action as shall be necessary or required in order to maintain each of the Leases in full force and effect in accordance with its terms. Trustor shall immediately furnish to Beneficiary copies of any notices given to Trustor by the lessee under any Lease, alleging the default by Trustor in the timely payment or performance of its obligations under such Lease and any subsequent communication related thereto. Trustor shall also promptly furnish to Beneficiary copies of any notices given to Trustor by the lessee under any Lease, extending the term of any Lease, requiring or demanding the expenditure of any sum by Trustor (or demanding the taking of any action by Trustor), or relating to any other material obligation of Trustor under such Lease and any subsequent communication related thereto. Trustor agrees that Beneficiary, in its reasonable discretion, may advance any sum or take any action which Beneficiary believes is necessary or required to maintain the Leases in full force and effect, and all such sums advanced by Beneficiary, together with all costs and expenses incurred by Beneficiary in connection with action taken by Beneficiary pursuant to this Section, shall be due and payable by Trustor to Beneficiary upon demand, shall bear interest until paid at the Default Rate (as defined in the Note), and shall be secured by this Deed of Trust.

4.8 Eminent Domain; Private Damage. If all or any part of the Property is taken or damaged by eminent domain or any other public or private action, Trustor will notify Beneficiary promptly of the time and place of all meetings, hearings, trials, and other proceedings relating to such action. Beneficiary may participate in all negotiations and appear and participate in all judicial or arbitration proceedings concerning any award or payment which may be due as a result of such taking or damage in excess of $200,000.00 (the “Condemnation Threshold”), and may, in Beneficiary’s reasonable discretion, compromise or settle, in the names of both Trustor and Beneficiary, any claim for any such award or payment in excess of the Condemnation Threshold. Any such award or payment is to be paid to Beneficiary and will be applied first to reimburse Beneficiary for all costs and expenses, including attorneys’ fees, incurred by Beneficiary in connection with the ascertainment and collection of such award or payment. The balance, if any, of such award or payment may, in Beneficiary’s sole discretion, either (a) be retained by Beneficiary and applied toward the Secured Obligations, or (b) be paid over, in whole or in part and subject to such conditions as Beneficiary may impose, to Trustor for the purpose of restoring, repairing, or rebuilding any part of the Property affected by the taking or damage. Notwithstanding the preceding sentence, if (i) no Default or Event of Default shall have occurred and be continuing hereunder, and (ii) the proceeds received by Beneficiary (together with any other funds delivered by Trustor to Beneficiary for such purpose) shall be sufficient, in Beneficiary’s reasonable judgment, to pay for any restoration necessitated by the taking or damage, and (iii) either (1) the condemnation involves a loss of less than fifty percent (50%) of the rentable square footage at the condemned building, or (2) Trustor is required to restore the Property pursuant to the terms of the Lease or Leases of that portion of the Property affected by the condemnation, and (iv) such restoration can be completed, in Beneficiary’s reasonable judgment, by the earliest of (x) the 180th day following Trustor’s receipt of the condemnation proceeds, or (y) the 180th day prior to the maturity date of the Note, and (v) the remaining Property shall constitute, in Beneficiary’s sole judgment, adequate security for the Secured Obligations, then Beneficiary shall apply such proceeds as provided in clause (b) of the preceding sentence. Trustor’s duty to pay the Note in accordance with its terms and to perform the other Secured Obligations will not be suspended by the pendency or discharged by the conclusion of any proceedings for the collection of any such award or payment, and any reduction in the Secured Obligations resulting from Beneficiary’s application of any such award or payment will take effect only when Beneficiary receives such award or payment. If this Deed of Trust has been foreclosed prior to Beneficiary’s receipt of such award or payment, Beneficiary may nonetheless retain such award or payment to the extent required to reimburse Beneficiary for all costs and expenses, including attorneys’ fees, incurred in connection therewith, and to discharge any deficiency remaining with respect to the Secured Obligations.

4.9 Mechanics’ Liens. Trustor will keep the Property free and clear of all liens and claims of liens by contractors, subcontractors, mechanics, laborers, materialmen, and other such persons, and will cause any recorded statement of any such lien to be released of record within thirty (30) days after the recording thereof. Notwithstanding the preceding sentence, however, Trustor will not be deemed to be in default under this Section if and so long as Trustor (a) contests in good faith the validity or amount of any asserted lien and diligently prosecutes or defends an action appropriate to obtain a binding determination of the disputed matter, and (b) provides Beneficiary with such security as Beneficiary may require to protect Beneficiary against all loss, damage, and expense, including attorneys’ fees, which Beneficiary might incur if the asserted lien is determined to be valid.

4.10 Defense of Actions. Trustor will defend, at Trustor’s expense, any action, proceeding or claim which affects any property encumbered hereby or any interest of Beneficiary in such property or in the Secured Obligations, and will indemnify and hold Beneficiary harmless from all loss, damage, cost, or expense, including attorneys’ fees, which Beneficiary may incur in connection therewith.

4.11 Expenses of Enforcement. Trustor will pay all costs and expenses, including attorneys’ fees, which Beneficiary may incur in connection with any effort or action (whether or not litigation or foreclosure is involved) to enforce or defend Beneficiary’s rights and remedies under any of the Loan Documents, including but not limited to all attorneys’ fees, appraisal fees, consultants’ fees, and other expenses incurred by Beneficiary in securing title to or possession of, and realizing upon, any security for the Secured Obligations. All such costs and expenses (together with interest thereon at the Default Rate from the date incurred) shall constitute part of the Secured Obligations, and may be included in the computation of the amount owed to Beneficiary for purposes of foreclosing or otherwise enforcing this Deed of Trust.

4.12 Financial Reports. During the term of the Loan, Trustor shall supply to Beneficiary (a) within thirty (30) days following the end of each quarter, Trustor’s quarterly and annual operating statements for the Property as of the end of and for the preceding quarter and fiscal year, as applicable, in each case prepared against the budget for such year; (b) contemporaneously with Trustor’s delivery of each of such operating statements, a certified rent roll signed and dated by Trustor detailing the names of all tenants under the Leases, the portion of the improvements on the Property occupied by each tenant, the rent and any other charges payable under each Lease, and the term of each Lease; and (c) within ninety (90) days following the end of each year, an annual balance sheet and profit and loss statement of Trustor and each Guarantor. The financial statements and reports described in (a) and (c) above shall be in such detail as Beneficiary may require, shall be prepared in accordance with generally accepted accounting principles consistently applied, and shall be certified as true and correct by Trustor or the applicable Guarantor (or, if required by Beneficiary, by an independent certified public accountant acceptable to Beneficiary). Trustor shall also furnish to Beneficiary within thirty (30) days of Beneficiary’s request, any other financial reports or statements of Trustor as Beneficiary may request. Upon Beneficiary’s demand after any Default or Event of Default, or if Beneficiary securitizes the Loan, Trustor shall supply to Beneficiary the items required in (a) and (b) above on a monthly basis.

4.13 Priority of Leases. To the extent Trustor has the right, under the terms of any Lease, to make such Lease subordinate to the lien hereof, Trustor will, at Beneficiary’s request and Trustor’s expense, take such action as may be required to effect such subordination. Conversely, Trustor will, at Beneficiary’s request and Trustor’s expense, take such action as may be necessary to subordinate the lien hereof to any future Lease designated by Beneficiary.

4.14 Inventories; Assembly of Chattels. Trustor will, from time to time at the request of Beneficiary, supply Beneficiary with a current inventory of the Chattels and the

Intangible Personalty, in such detail as Beneficiary may require. Upon the occurrence of any Event of Default hereunder, Trustor will at Beneficiary’s request assemble the Chattels and make them available to Beneficiary at any place designated by Beneficiary which is reasonably convenient to both parties.

4.15 Compliance with Laws, Etc. Trustor shall comply in all material respects with all applicable laws, rules, regulations and orders, such compliance to include, without limitation, maintaining all Permits and paying before the same become delinquent all taxes, assessments and governmental charges imposed upon Trustor or the Property.

4.16 Records and Books of Account. Trustor shall keep accurate and complete records and books of account, in which complete entries will be made in accordance with generally accepted accounting principles consistently applied, reflecting all financial transactions relating to the Property.

4.17 Inspection Rights. At any reasonable time, and from time to time, upon not less than ten (10) days’ prior notice, Trustor shall permit Beneficiary, or any agents or representatives thereof, to examine and make copies of and abstracts from the records and books of account of, and visit the Property and to discuss with Trustor the affairs, finances and accounts of Trustor.

4.18 Change of Trustor’s Address or State of Organization. Trustor shall promptly notify Beneficiary if changes are made in Trustor’s address from that set forth in Section 9.10 hereof, or if Trustor shall either change its “location” (as such term is used in Section 5.8 hereof), its state of organization or if Trustor shall organize in any state other than the State of Delaware.

4.19 Further Assurances; Estoppel Certificates. Trustor will execute and deliver to Beneficiary upon demand, and pay the costs of preparation and recording thereof, any further documents which Beneficiary may request to confirm or perfect the liens and security interests created or intended to be created hereby, or to confirm or perfect any evidence of the Secured Obligations. Trustor will also, within ten days after any request by Beneficiary, deliver to Beneficiary a signed and acknowledged statement certifying to Beneficiary, or to any proposed transferee of the Secured Obligations, (a) the balance of principal, interest, and other sums then outstanding under the Note, and (b) whether Trustor claims to have any offsets or defenses with respect to the Secured Obligations and, if so, the nature of such offsets or defenses.

4.20 Costs of Closing. Trustor shall on demand pay directly or reimburse Beneficiary for any costs or expenses pertaining to the closing of the Loan, including, but not limited to, fees of counsel for Beneficiary, costs and expenses for which invoices were not available at the closing of the Loan, or costs and expenses which are incurred by Beneficiary after such closing. All such costs and expenses shall constitute a part of the Secured Obligations, and may be included in the computation of the amount owed to Beneficiary for purposes of foreclosing or otherwise enforcing this Deed of Trust.

4.21 Fund for Electronic Transfer. All monthly payments of principal and interest on the Note, and escrow deposits under this Deed of Trust, shall be made by Trustor by electronic funds transfer from a bank account established and maintained by Trustor for such purpose. Trustor shall establish and maintain such an account until the Note is fully paid and shall direct the depository of such account in writing to so transmit such payments on or before the respective due dates to the account of Beneficiary as shall be designated by Beneficiary in writing.

4.22 Use. Trustor shall use the Property solely for the operation of retail and office buildings, and for no other use or purpose.

4.23 Management. The Property shall be managed by Glenborough Properties, LP (“Property Manager”) under a management agreement previously delivered to, and approved, by Beneficiary (the “Management Agreement”). Trustor shall not permit any amendment to or modification of the Management Agreement, or management of the Property by any person or entity other than Property Manager, without the prior written consent of Beneficiary.

ARTICLE 5

TRUSTOR’S NEGATIVE COVENANTS

5.1 Waste and Alterations. Trustor will not commit or permit any waste with respect to the Property or the Chattels. Trustor shall not cause or permit any part of the Property, including but not limited to any building, structure, parking lot, driveway, landscape scheme, timber, or other ground improvement, to be removed, demolished, or materially altered without the prior written consent of Beneficiary.

5.2 Zoning and Private Covenants. Trustor will not initiate, join in, or consent to any change in any zoning ordinance or classification, any change in the “zone lot” or “zone lots” (or similar zoning unit or units) presently comprising the Property, any transfer of development rights, any change in any private restrictive covenant, or any change in any other public or private restriction limiting or defining the uses which may be made of the Property or any part thereof, without the prior written consent of Beneficiary. If under applicable zoning provisions the use of all or any part of the Property is or becomes a nonconforming use, Trustor will not cause such use to be discontinued or abandoned without the prior written consent of Beneficiary, and Trustor will use its best efforts to prevent the tenant under any Lease from discontinuing or abandoning such use.

5.3 Interference with Leases.

(a) Subject to Section 5.3(c) Trustor will neither do, nor neglect to do, anything which may cause or permit the termination of any Lease of all or any part of the Property, or cause or permit the withholding or abatement of any rent payable under any such Lease.

(b) Without Beneficiary’s prior written consent, which may be granted or withheld in Beneficiary’s sole discretion, Trustor shall not enter into or modify any Lease of all or any part of the Property. Notwithstanding the foregoing, Trustor may, without Beneficiary’s prior consent, enter into or modify any Lease other than (i) Leases with a Major Tenant (as defined in the Note); (ii) Leases concerning office space previously leased to a Major Tenant demising greater than 15,000 square feet, and (iii) Leases concerning retail space previously leased to a Major Tenant. Any submission by Trustor for Beneficiary’s approval of a Lease or modification thereof shall be accompanied by a copy of such Lease or modification, a Lease abstract, a then-current rent roll for the Property, year-to-date and prior year operating statements for the Property, and a cover letter requesting Beneficiary’s approval (an “Approval Request”) which contains a signature line on which Beneficiary may evidence its approval of such Lease or modification and a statement (a “Reminder Notice”) which provides “LENDER’S FAILURE TO RESPOND TO BORROWER’S REQUEST FOR APPROVAL WITHIN FIFTEEN (15) DAYS SHALL CONSTITUTE LENDER’S APPROVAL OF SUCH REQUESTED ACTION.” If Beneficiary shall fail to respond within fifteen (15) days following receipt of any submission for approval, then such Lease or modification shall be deemed approved; provided, however, if the Approval Request does not include the Reminder Notice, then Beneficiary shall not be deemed to have approved the request of Trustor, and Beneficiary’s consent to any such action may only be obtained by written notice thereof by Beneficiary to Trustor.

(c) Except with the prior written consent of Beneficiary, which may be granted or withheld in Beneficiary’s sole discretion, Trustor will not (i) collect rent from all or any part of the Property for more than one month in advance, (ii) assign the rents from the Property or any part thereof, or (iii) consent to the premature cancellation or surrender of all or any part of any Lease, except that Trustor may in good faith terminate any Lease for nonpayment of rent or other material breach by the tenant.

(d) Without limiting the generality of the foregoing, whether or not Beneficiary’s consent to the cancellation or surrender of any Lease is required hereunder, Beneficiary may (i) require that Trustor deposit into an escrow account acceptable to Beneficiary in its reasonable discretion all cancellation penalties or other consideration paid to Trustor in connection with any cancellation or surrender of any Lease to a Major Tenant (the “Termination Fees”), and (ii) require that vacant space previously leased to a Major Tenant be relet in accordance with the provisions of Section 5.3(b), above (an “Approved Lease”). Upon execution of an Approved Lease, Beneficiary shall refund a pro rata portion of the Termination Fees equal to the ratio of the number of square feet of newly leased space under the Approved Lease divided by the total square feet of space vacated pursuant to the subject Major Tenant Lease. If the Property and the amount of the debt service payments then becoming due under the Note; or (B) provided that the Property is at least 87% occupied and the income from the Property is sufficient, in Trustor’s determination, to pay all operating expenses of the Property and debt service payments due under the Note, then Beneficiary shall deliver any Termination Fees then held in escrow to Trustor.

5.4 Transfer or Further Encumbrance of Property.

(a) Subject to the Partial Release Agreement, without Beneficiary’s prior written consent, which consent may be granted or withheld in Beneficiary’s sole and absolute discretion, Trustor shall not (i) sell, assign, convey, transfer or otherwise dispose of any legal, beneficial or equitable interest in all or any part of the Property, (ii) permit or suffer any owner, directly or indirectly, of any beneficial interest in the Property or Trustor to transfer such interest, whether by transfer of partnership, membership, stock or other beneficial interest in any entity or otherwise, or (iii) mortgage, hypothecate or otherwise encumber or permit to be encumbered or grant or permit to be granted a security interest in all or any part of the Property or Trustor or any beneficial or equitable interest in either the Property or Trustor. The provisions of this Section shall not prohibit transfers of title or interest under any will or testament or applicable law of descent.

(b) Notwithstanding the provisions of Section 5.4(a) to the contrary, Beneficiary shall permit a one-time transfer of the Property in its entirety provided that all of the following conditions are satisfied: (i) no Default has occurred and is continuing and no Event of Default has occurred; (ii) Trustor has paid to Beneficiary an assumption fee of one percent (1%) of the outstanding principal balance of the Loan; (iii) if the proposed transferee is a land trust, Beneficiary has received a first-lien collateral assignment of all beneficial interest therein; (iv) Beneficiary has received and has had a reasonable opportunity to review all documents and agreements executed or to be executed in connection with the proposed transfer; (v) the non-economic terms (e.g., those terms other than interest rate, payment schedule, principal balance, and non-recourse nature (subject to exceptions thereto customarily included by Beneficiary in loan documents)) of the Loan Documents have been modified as Beneficiary may request in good faith; (vi) the proposed transferee has assumed all of Trustor’s obligations under the Loan Documents; (vii) Beneficiary has received at least thirty (30) days’ prior written notice of the proposed transfer; (viii) the proposed transferee and, if applicable, its general partners or managing members have, in the sole judgment of Beneficiary exercised in good faith, a net worth equal to the net worth of Trustor as of the date hereof or otherwise satisfactory to Beneficiary, and a satisfactory history of owning, operating and leasing property similar to the Property; (ix) the proposed transferee and, if applicable, its general partners or managing members have, in the sole judgment of Beneficiary exercised in good faith, a satisfactory credit history and professional reputation and character; (x) the Debt Service Coverage Ratio (as hereinafter defined) is not less than 1.20, and Beneficiary receives satisfactory evidence that such ratio will be maintained for the succeeding twelve (12) months; (xi) the Loan-to-Value Ratio (as hereinafter defined), taking into account all obligations secured by liens on the Property does not exceed 65%; (xii) Trustor pays all costs and expenses incurred by Beneficiary in connection with such transfer, including, without limitation, all legal, processing, accounting, title insurance, and appraisal fees, whether or not such transfer is actually consummated; (xiii) Beneficiary has received an endorsement to its mortgagee’s title insurance policy at Trustor’s expense, which endorsement states that the lien of this Deed of Trust remains a first and prior lien against the Property subject to no exceptions other than as approved by Beneficiary; (xiv) principals of the proposed transferee acceptable to Beneficiary in its sole discretion execute a guaranty agreement in the form of the Guaranty Agreement and an environmental indemnity agreement in the form of the Environmental Indemnity Agreement; and (xv) proposed transferee shall deliver an opinion of counsel to Beneficiary regarding the due authorization, execution, delivery and enforceability of all of the loan documents executed in connection with such assumption and the continued enforceability of the Loan Documents. Upon the satisfaction of the foregoing conditions,

Beneficiary shall release Trustor and Guarantor from liability under the Loan Documents except to the extent that, prior to such release, any full-recourse liability has arisen under any of the Loan Documents. The foregoing right to transfer the Property shall terminate upon conveyance of the Property by the initial Trustor named herein.

(c) The term “Debt Service Coverage Ratio” shall mean the ratio, as reasonably determined by Beneficiary, of (i) Net Operating Income for the Property for the preceding twelve (12) calendar months, to (ii) the annual debt service payments due under the loan evidenced by the Note (the “Loan”) and on all other indebtedness secured, or to be secured, by a lien on all or any part of the Property, where “Net Operating Income” shall mean all gross revenues generated by the Property (excluding loans or contributions to capital), less operating expenses (other than debt service payments due under the Loan), as determined on a cash accounting basis, as of the date of such calculation for the period in question, adjusted, however, so that (A) operating expenses shall be deemed to include (1) a management fee equal to the greater of the actual management fee for the Property or three percent (3%) of gross revenues, and (2) a tenant improvement, leasing commission, and capital improvement reserve equal to $0.75 per rentable square foot in the case of office properties and retail properties, (B) payments of operating expenses, including property taxes and assessments and insurance expenses, are to be spread out over the period during which they accrued and shall be adjusted for any known future changes to any such expenses, (C) prepaid rents and other prepaid payments received are to be spread out over the periods during which such rents or payments are earned or applicable, (D) security deposits shall not be included as items of income until duly applied or earned, (E) gross revenue shall be based on a lease-in-place analysis which reflects then current Leases in place, as determined by Beneficiary, in its reasonable discretion, in accordance with its standard underwriting criteria, consistently applied, and excluding extraordinary, or one time items, and (F) any refunds or rebates to operating expenses are to be applied and credited against the applicable operating expenses for the period that such operating expenses were incurred. Debt Service Coverage Ratio shall be calculated on a cash flow basis. The “Loan-to-Value Ratio” shall be the ratio, as determined by Beneficiary, of the aggregate principal balance of the Note and all other indebtedness secured by liens or encumbrances against the Property to the fair market value of the Property, as such fair market value is determined by an M.A.I. appraisal satisfactory to Beneficiary (the “Appraisal”). Upon Beneficiary’s request, Trustor shall deliver the Appraisal to Beneficiary at Trustor’s sole cost and expense.

(d) Notwithstanding the provisions of Section 5.4(a) to the contrary, Beneficiary’s consent shall not be required for transfers or encumbrances of limited partnership interests in Guarantor.

(e) Notwithstanding the provisions of Section 5.4(a) to the contrary, Beneficiary’s consent shall not be required for transfers of general partnership interests in Guarantor and the stock of Rancon Financial Corporation (“RFC”) to or among the Stephenson Family (i) for estate planning purposes if, following any such transfer, Daniel Stephenson retains the ultimate authority to control the Guarantor, or (ii) as a result of death or legal incompetency of Daniel Stephenson if, following any transfer described in (i) or (ii) above, Guarantor’s partnership agreement remains in effect and Guarantor is not dissolved and remains in existence as a limited partnership; however, if at any time thereafter any transferee of such ownership interests in Guarantor or RFC stock, or any beneficial owner of a Permitted Trust as herein defined, sells, assigns or transfers any portion of its ownership interests in Guarantor, in RFC stock, or any portion of its beneficial interest in a Permitted Trust to a person other than a member of the Stephenson Family or encumbers such ownership interest or beneficial interest, a change in the beneficial ownership of Trustor shall be deemed to have taken place in violation of this provision (unless undertaken with the written consent of the Beneficiary). For the purposes hereof, the “Stephenson Family” shall mean Daniel Stephenson, his spouse, his descendants and their spouses, any trust or estates for the benefit of said parties (a “Permitted Trust”), and any entities owned and controlled (ownership and voting interests in excess of 50%) by said parties.

5.5 Further Encumbrance of Chattels. Trustor will neither create nor permit any lien, security interest or encumbrance against the Chattels or Intangible Personalty or any part thereof or interest therein, other than the liens and security interests created by the Loan Documents, without the prior written consent of Beneficiary, which may be withheld for any reason.

5.6 Assessments Against Property. Trustor will not, without the prior written approval of Beneficiary, which may be withheld for any reason, consent to or affirmatively act to create any future or additional so-called special districts, special improvement districts, benefit assessment districts or similar districts, or any other body or entity of any type or any additional taxes (other than annual changes in existing taxes or changes related to additional improvements), assessments or other monetary obligations or burdens on the Property, and this provision shall serve as RECORD NOTICE to any such district or districts or any governmental entity under whose authority such district or districts exist or are being formed that, should Trustor or any other person or entity include all or any portion of the Property in such district or districts, whether formed or in the process of formation, without first obtaining Beneficiary’s express written consent, the rights of Beneficiary in the Property pursuant to this Deed of Trust or following any foreclosure of this Deed of Trust, and the rights of any person or entity to whom Beneficiary might transfer the Property following a foreclosure of this Deed of Trust, shall be senior and superior to any taxes, charges, fees, assessments or other impositions of any kind or nature whatsoever, or liens (whether statutory, contractual or otherwise) levied or imposed, or to be levied or imposed, upon the Property or any portion thereof as a result of inclusion of the Property in such district or districts.

5.7 Transfer or Removal of Chattels. Trustor will not sell, transfer or remove from the Property all or any part of the Chattels, unless the items sold, transferred, or removed are simultaneously replaced with similar items of equal or greater value.

5.8 Change of Name, Organizational I.D. No. or Location. Trustor will not change its name or the name under which it does business (or adopt or begin doing business under any other name or assumed or trade name), change its organizational identification number, or change its location, without first notifying Beneficiary of its intention to do so and delivering to Beneficiary such organizational documents of Trustor and executed modifications or supplements to this Deed of Trust (and to any financing statement which may be filed in connection herewith) as Beneficiary may require. For purposes of the foregoing, Trustor’s “location” shall mean (a) if Trustor is a registered organization, Trustor’s state of registration,

(b) if Trustor is an individual, the state of Trustor’s principal residence, or (c) if Trustor is neither a registered organization nor an individual, the state in which Trustor’s place of business (or, if Trustor has more than one place of business, the Trustor’s chief executive office) is located.

5.9 Improper Use of Property or Chattels. Trustor will not use the Property or the Chattels for any purpose or in any manner which violates any applicable law, ordinance, or other governmental requirement, the requirements or conditions of any insurance policy, or any private covenant.

5.10 ERISA. Trustor shall not engage in any transaction which would cause the Note (or the exercise by Beneficiary of any of its rights under the Loan Documents) to be a non-exempt, prohibited transaction under ERISA (including for this purpose the parallel provisions of Section 4975 of the Internal Revenue Code of 1986, as amended), or otherwise result in Beneficiary being deemed in violation of any applicable provisions of ERISA. Trustor shall indemnify, protect, defend, and hold Beneficiary harmless from and against any and all losses, liabilities, damages, claims, judgments, costs, and expenses (including, without limitation attorneys’ fees and costs incurred in the investigation, defense, and settlement of claims and in obtaining any individual ERISA exemption or state administrative exception that may be required, in Beneficiary’s sole and absolute discretion) that Beneficiary may incur, directly or indirectly, as the result of the breach by Trustor of any warranty or representation set forth in Section 3.3(x) hereof or the breach by Trustor of any covenant contained in this Section. This indemnity shall survive any termination, satisfaction or foreclosure of this Deed of Trust and shall not be subject to the limitation on personal liability described in the Note.

5.11 Use of Proceeds. Trustor will not use any funds advanced by Beneficiary under the Loan Documents for household or agricultural purposes, to purchase margin stock, or for any purpose prohibited by law.

5.12 Single-Purpose Entity. Trustor will not engage in any business other than the ownership, development, operation and disposition of the Property.

ARTICLE 6

EVENTS OF DEFAULT

Each of the following events will constitute an event of default (an “Event of Default”) under this Deed of Trust and under each of the other Loan Documents:

6.1 Failure to Pay Note.

(a) Trustor’s failure to make any payment when due under Section 1 of the Note or Sections 4.4 or 4.5 of this Deed of Trust.

(b) Trustor’s failure to make any payment when due under any other provisions of any Loan Document, provided, however, that such failure shall not constitute an Event of Default unless such failure continues for ten (10) days beyond the date that Beneficiary delivers to Trustor notice that such payment is due.

6.2 Due on Sale or Encumbrance. The occurrence of any violation of any covenant contained in Section 5.4, 5.5 or 5.7 hereof.

6.3 Other Obligations. The failure of Trustor to properly perform any obligation contained herein or in any of the other Loan Documents (other than the obligation to make payments under the Note or the other Loan Documents) and the continuance of such failure for a period of ten (10) days following written notice thereof from Beneficiary to Trustor; provided, however, that if such failure is not curable within such ten (10) day period, then, so long as Trustor commences to cure such failure within such ten (10) day period and is continually and diligently attempting to cure to completion, such failure shall not be an Event of Default unless such failure remains uncured for ninety (90) days after such written notice to Trustor.

6.4 Levy Against Property. The levy against any of the Property, Chattels or Intangible Personalty, of any execution, attachment, sequestration or other writ.

6.5 Liquidation. The liquidation, termination or dissolution of Trustor or any Controlling Person.

6.6 Appointment of Receiver. The appointment of a trustee or receiver for the assets, or any part thereof, of Trustor, or any Controlling Person, or the appointment of a trustee or receiver for any real or personal property, or the like, or any part thereof, representing the security for the Secured Obligations.

6.7 Assignments. The making by Trustor or any Controlling Person of a transfer in fraud of creditors or an assignment for the benefit of creditors.

6.8 Order for Relief. The entry in bankruptcy of an order for relief for or against Trustor or any Controlling Person.

6.9 Bankruptcy. The filing of any petition (or answer admitting the material allegations of any petition), or other pleading, seeking entry of an order for relief for or against Trustor or any Controlling Person as a debtor or bankrupt or seeking an adjustment of any of such parties’ debts, or any other relief under any state or federal bankruptcy, reorganization, debtor’s relief or insolvency laws now or hereafter existing, including, without limitation, a petition or answer seeking reorganization or admitting the material allegations of a petition filed against any such party in any bankruptcy or reorganization proceeding, or the act of any of such parties in instituting or voluntarily being or becoming a party to any other judicial proceedings intended to effect a discharge of the debts of any such parties, in whole or in part, or a postponement of the maturity or the collection thereof, or a suspension of any of the rights or powers of a trustee or of any of the rights or powers granted to Beneficiary herein, or in any other document executed in connection herewith.

6.10 Misrepresentation. If any representation or warranty made by Trustor or any Controlling Person, or in any of the other Loan Documents or any other instrument or document modifying, renewing, extending, evidencing, securing or pertaining to the Note is false, misleading or erroneous in any material respect.

6.11 Judgments. The failure of Trustor or any Controlling Person to pay any money judgment in excess of $10,000.00 against any such party before the expiration of thirty (30) days after such judgment becomes final and no longer appealable.

6.12 Admissions Regarding Debts. The admission of Trustor or any Controlling Person in writing of any such party’s inability to pay such party’s debts as they become due.

6.13 Assertion of Priority. Other than with respect to the Permitted Exceptions, the assertion of any claim of priority over this Deed of Trust, by title, lien, or otherwise, unless Trustor within thirty (30) days after such assertion either causes the assertion to be withdrawn or provides Beneficiary with such security as Beneficiary may require to protect Beneficiary against all loss, damage, or expense, including attorneys’ fees, which Beneficiary may incur in the event such assertion is upheld.

6.14 Other Loan Documents. The occurrence of any default by Trustor, after the lapse of any applicable grace or cure period, or the occurrence of any event or circumstance defined as an Event of Default, under any of the Loan Documents other than this Deed of Trust.

6.15 Other Liens. The occurrence of any default by Trustor, after the lapse of any applicable grace or cure period, or the occurrence of any event or circumstance defined as an Event of Default, under any other consensual lien encumbering the Property, or any part thereof or interest therein, or any document or instrument evidencing obligations secured thereby.

6.16 Other Indebtedness. The occurrence of any default by Trustor, after the lapse of any applicable grace or cure period, or the occurrence of any event or circumstance defined as an Event of Default, under any other indebtedness incurred or owing by Trustor, or any document or instrument evidencing any obligation to pay such indebtedness.

ARTICLE 7

BENEFICIARY’S REMEDIES

Immediately upon or any time after the occurrence of any Event of Default hereunder, Beneficiary may exercise any remedy available at law or in equity, including but not limited to those listed below and those listed in the other Loan Documents, in such sequence or combination as Beneficiary may determine in Beneficiary’s sole discretion:

7.1 Performance of Defaulted Obligations. Beneficiary may make any payment or perform any other obligation under the Loan Documents or under Leases which Trustor has failed to make or perform, and Trustor hereby irrevocably appoints Beneficiary as the true and lawful attorney-in-fact for Trustor to make any such payment and perform any such obligation in the name of Trustor. All payments made and expenses (including attorneys’ fees and expenses) incurred by Beneficiary in this connection, together with interest thereon at the Default Rate from the date paid or incurred until repaid, will be part of the Secured Obligations and will be immediately due and payable by Trustor to Beneficiary. In lieu of advancing Beneficiary’s own funds for such purposes, Beneficiary may use any funds of Trustor which may be in Beneficiary’s possession, including but not limited to insurance or condemnation proceeds and amounts deposited for taxes, insurance premiums, or other purposes.

7.2 Specific Performance and Injunctive Relief. Notwithstanding the availability of legal remedies, Beneficiary will be entitled to obtain specific performance, mandatory or prohibitory injunctive relief, or other equitable relief requiring Trustor to cure or refrain from repeating any Default.

7.3 Acceleration of Secured Obligations. Beneficiary may, without notice or demand, declare all of the Secured Obligations immediately due and payable in full.

7.4 Suit for Monetary Relief. Subject to the non-recourse provisions of the Note, with or without accelerating the maturity of the Secured Obligations, Beneficiary may sue from time to time for any payment due under any of the Loan Documents, or for money damages resulting from Trustor’s default under any of the Loan Documents.

7.5 Possession of Property. Beneficiary may enter and take possession of the Property without seeking or obtaining the appointment of a receiver, may employ a managing agent for the Property, and may lease or rent all or any part of the Property, either in Beneficiary’s name or in the name of Trustor, and may collect the rents, issues, and profits of the Property. Any revenues collected by Beneficiary under this Section will be applied first toward payment of all expenses (including attorneys’ fees) incurred by Beneficiary, together with interest thereon at the Default Rate from the date incurred until repaid, and the balance, if any, will be applied against the Secured Obligations in such order and manner as Beneficiary may elect in its sole discretion.

7.6 Enforcement of Security Interests. Beneficiary may exercise all rights of a secured party under the Code with respect to the Chattels and the Intangible Personalty, including but not limited to taking possession of, holding, and selling the Chattels and enforcing or otherwise realizing upon any accounts and general intangibles. Any requirement for reasonable notice of the time and place of any public sale, or of the time after which any private sale or other disposition is to be made, will be satisfied by Beneficiary’s giving of such notice to Trustor at least five days prior to the time of any public sale or the time after which any private sale or other intended disposition is to be made.

7.7 Foreclosure Against Property.

(a) Beneficiary may foreclose this Deed of Trust, insofar as it encumbers the Property, either by judicial action or through Trustee. Should Beneficiary elect to foreclose by exercise of the power of sale herein contained, Beneficiary shall notify Trustee and shall deposit with Trustee this Deed of Trust and the Note and such receipts and evidence of expenditures made and secured hereby as Trustee may require.

(b) Upon receipt of such notice from Beneficiary, Trustee shall cause to be recorded, published and delivered to Trustor such Notice of Default and Election to Sell as is then required by law and by this Deed of Trust. Trustee shall, without demand on Trustor, after lapse of such time as may then be required by law and after recordation of such Notice of Default and after Notice of Sale having been given as required by law, sell the Property at the time and place of sale fixed by it in said Notice of Sale, either as a whole, or in separate lots or parcels or items as Trustee shall deem expedient, and in such order as it may determine, at public auction to the highest bidder for cash in lawful money of the United States payable at the time of Sale. Trustee shall deliver to such purchaser or purchasers thereof its good and sufficient deed or deeds conveying the property so sold, but without any covenant or warranty, express or implied. The recitals in such deed of any matters or facts shall be conclusive proof of the truthfulness thereof. Any person, including, without limitation, Trustor, Trustee or Beneficiary, may purchase at such sale and Trustor hereby covenants to warrant and defend the title of such purchaser or purchasers. Trustor hereby constitutes and appoints Trustee as its attorney-in-fact with full power and authority to execute, deliver, file, record or process on behalf of Trustor any and all instruments or documents or to take any other action on behalf of Trustor reasonably required to accomplish the vesting of the Property, or any part thereof, in the purchaser or purchasers at any sale conducted hereunder.

(c) All fees, costs and expenses of any kind incurred by Beneficiary in connection with foreclosure of this Deed of Trust, including, without limitation, the costs of any appraisals of the Property obtained by Beneficiary, the cost of any title reports or abstracts, all costs of any receivership for the Property advanced by Beneficiary, and all attorneys’ and consultants’ fees and expenses incurred by Beneficiary, shall constitute a part of the Secured Obligations and may be included as part of the amount owing from Trustor to Beneficiary at any foreclosure sale. The proceeds of any sale under this Section shall be applied first to the fees and expenses of the Trustee or other officer conducting the sale, and then to the reduction or discharge of the Secured Obligations; any surplus remaining shall be paid over to Trustor or to such other person or persons as may be lawfully entitled to such surplus.

(d) Subject to California Civil Code § 2924g, Trustee may postpone sale of all or any portion of the Property by public announcement at such time and place of sale, and from time to time thereafter may postpone such sale by public announcement at the time fixed by the preceding postponement or subsequently noticed sale, and without further notice make such sale at the time fixed by the last postponement, or may in its discretion, give a new notice of sale.

(e) A sale of less than the whole of the Property or any defective or irregular sale made hereunder shall not exhaust the power of sale provided for herein; and subsequent sales may be made hereunder until all obligations secured hereby have been satisfied, or the entire Property sold, without defect or irregularity.

7.8 Appointment of Receiver. Beneficiary shall be entitled, as a matter of absolute right and without regard to the value of any security for the Secured Obligations or the solvency of any person liable therefor, to the appointment of a receiver for the Property upon ex-parte application to any court of competent jurisdiction. Trustor waives any right to any hearing or notice of hearing prior to the appointment of a receiver. Such receiver and its agents shall be empowered, but shall not be obligated, to (a) take possession of the Property and any businesses conducted by Trustor or any other person thereon and any business assets used in connection therewith, (b) exclude Trustor and Trustor’s agents, servants, and employees from the Property,

(c) collect the rents, issues, profits, and income therefrom, (d) complete any construction which may be in progress, (e) do such maintenance and make such repairs and alterations as the receiver deems necessary, (f) use all stores of materials, supplies, and maintenance equipment on the Property and replace such items at the expense of the receivership estate, (g) pay all taxes and assessments against the Property and the Chattels, all premiums for insurance thereon, all utility and other operating expenses, and all sums due under any prior or subsequent encumbrance, and (h) generally do anything which Trustor could legally do if Trustor were in possession of the Property. All expenses incurred by the receiver or its agents shall constitute a part of the Secured Obligations. Any revenues collected by the receiver shall be applied first to the expenses of the receivership, including attorneys’ fees incurred by the receiver and by Beneficiary, together with interest thereon at the Default Rate from the date incurred until repaid, and the balance shall be applied toward the Secured Obligations or in such other manner as the court may direct. Unless sooner terminated with the express consent of Beneficiary, any such receivership will continue until the Secured Obligations have been discharged in full, or until title to the Property has passed after foreclosure sale and all applicable periods of redemption have expired.

7.9 Right to Make Repairs, Improvements. Should any part of the Property come into the possession of Beneficiary, Beneficiary may, but shall not be obligated to, use, operate, and/or make repairs, alterations, additions and improvements to the Property for the purpose of preserving it or its value. Trustor covenants to promptly reimburse and pay to Beneficiary, at the place where the Note is payable, or at such other place as may be designated by Beneficiary in writing, the amount of all reasonable expenses (including the cost of any insurance, taxes, or other charges) incurred by Beneficiary in connection with its custody, preservation, use or operation of the Property, together with interest thereon from the date incurred by Beneficiary at the Default Rate, and all such expenses, costs, taxes, interest, and other charges shall be a part of the Secured Obligations. It is agreed, however, that the risk of accidental loss or damage to the Property is undertaken by Trustor and Beneficiary shall have no liability whatsoever for decline in value of the Property, for failure to obtain or maintain insurance, or for failure to determine whether any insurance ever in force is adequate as to amount or as to the risks insured.

7.10 Surrender of Insurance. Beneficiary may surrender the insurance policies maintained pursuant to the terms hereof, or any part thereof, and receive and apply the unearned premiums as a credit on the Secured Obligations and, in connection therewith, Trustor hereby appoints Beneficiary (or any officer of Beneficiary), as the true and lawful agent and attorney-in-fact for Trustor (with full powers of substitution), which power of attorney shall be deemed to be a power coupled with an interest and therefore irrevocable, to collect such premiums.

7.11 Prima Facie Evidence. Trustor agrees that, in any assignments, deeds, bills of sale, notices of sale, or postings, given by Beneficiary, any and all statements of fact or other recitals therein made as to the identity of Beneficiary, or as to the occurrence or existence of any Event of Default, or as to the acceleration of the maturity of the Secured Obligations, or as to the request to sell, posting of notice of sale, notice of sale, time, place, terms and manner of sale and receipt, distribution and application of the money realized therefrom, and without being limited by the foregoing, as to any other act or thing having been duly done by Beneficiary, shall be taken by all courts of law and equity as prima facie evidence that such statements or recitals state facts and are without further question to be so accepted, and Trustor does hereby ratify and confirm any and all acts that Beneficiary may lawfully do by virtue hereof.

ARTICLE 8

ASSIGNMENT OF LEASES AND RENTS

8.1 Assignment of Leases and Rents. Trustor hereby unconditionally and absolutely grants, transfers and assigns unto Beneficiary all of Trustor’s right, title and interest in all rents, royalties, issues, profits and income (“Rents”) now or hereafter due or payable for the occupancy or use of the Property, and all Leases, whether written or oral, with all security therefor, including all guaranties thereof, now or hereafter affecting the Property; on the condition that Beneficiary hereby grants to Trustor a license to collect and retain such Rents prior to the occurrence of any Event of Default hereunder. Such license shall be revocable by Beneficiary without notice to Trustor at any time after the occurrence of an Event of Default. Trustor represents that the Rents and the Leases have not been heretofore sold, assigned, transferred or set over by any instrument now in force and will not at any time during the life of this assignment be sold, assigned, transferred or set over by Trustor or by any person or persons whomsoever; and Trustor has good right to sell, assign, transfer and set over the same and to grant to and confer upon Beneficiary the rights, interest, powers and authorities herein granted and conferred. Failure of Beneficiary at any time or from time to time to enforce the assignment of Rents and Leases under this Section shall not in any manner prevent its subsequent enforcement, and Beneficiary is not obligated to collect anything hereunder, but is accountable only for sums actually collected.

8.2 Further Assignments. Trustor shall give Beneficiary at any time upon demand any further or additional forms of assignment of transfer of such Rents, Leases and security as may be reasonably requested by Beneficiary, and shall deliver to Beneficiary executed copies of all such Leases and security.

8.3 Application of Rents. Beneficiary shall be entitled to deduct and retain a just and reasonable compensation from monies received hereunder for its services or that of its agents in collecting such monies. Any monies received by Beneficiary hereunder may be applied when received from time to time in payment of any taxes, assessments or other liens affecting the Property regardless of the delinquency, such application to be in such order as Beneficiary may determine. The acceptance of this Deed of Trust by Beneficiary or the exercise of any rights by it hereunder shall not be, or be construed to be, an affirmation by it of any Lease nor an assumption of any liability under any Lease.

8.4 Collection of Rents. Upon or at any time after an Event of Default shall have occurred and be continuing, Beneficiary may declare all sums secured hereby immediately due and payable, and may, at its option, without notice, and whether or not the Secured Obligations shall have been declared due and payable, either in person or by agent, with or without bringing any action or proceeding, or by a receiver to be appointed by a court, (i) enter upon, take possession of, manage and operate the Property, or any part thereof (including without limitation making necessary repairs, alterations and improvements to the Property); (ii) make, cancel, enforce or modify Leases; (iii) obtain and evict tenants; (iv) fix or modify Rents; (v) do any acts which Beneficiary deems reasonably proper to protect the security thereof; and (vi) either with or without taking possession of the Property, in its own name sue for or otherwise collect and receive such Rents, including those past due and unpaid. In connection with the foregoing, Beneficiary shall be entitled and empowered to employ attorneys, and management, rental and other agents in and about the Property and to effect the matters which Beneficiary is empowered to do, and in the event Beneficiary shall itself effect such matters, Beneficiary shall be entitled to charge and receive reasonable management, rental and other fees therefor as may be customary in the area in which the Property is located; and the reasonable fees, charges, costs and expenses of Beneficiary or such persons shall be additional Secured Obligations. Beneficiary may apply all funds collected as aforesaid, less costs and expenses of operation and collection, including reasonable attorneys’ and agents’ fees, charges, costs and expenses, as aforesaid, upon any Secured Obligations, and in such order as Beneficiary may determine. The entering upon and taking possession of the Property, the collection of such Rents and the application thereof as aforesaid shall not cure or waive any default or waive, modify or affect notice of default under the Note or this Deed of Trust or invalidate any act done pursuant to such notice.

8.5 Authority of Beneficiary. Any tenants or occupants of any part of the Property are hereby authorized to recognize the claims of Beneficiary hereunder without investigating the reason for any action taken by Beneficiary, or the validity or the amount of indebtedness owing to Beneficiary, or the existence of any default in the Note or this Deed of Trust, or under or by reason of this assignment of Rents and Leases, or the application to be made by Beneficiary of any amounts to be paid to Beneficiary. The sole signature of Beneficiary shall be sufficient for the exercise of any rights under this assignment and the sole receipt of Beneficiary for any sums received shall be a full discharge and release therefor to any such tenant or occupant of the Property. Checks for all or any part of the rentals collected under this assignment of Rents and Leases shall be drawn to the exclusive order of Beneficiary.

8.6 Indemnification of Beneficiary. Nothing herein contained shall be deemed to obligate Beneficiary to perform or discharge any obligation, duty or liability of any lessor under any Lease of the Property, and Trustor shall and does hereby indemnify and hold Beneficiary harmless from any and all liability, loss or damage which Beneficiary may or might incur under any Lease of the Property or by reason of this assignment; and any and all such liability, loss or damage incurred by Beneficiary, together with the costs and expenses, including reasonable attorneys’ fees, incurred by Beneficiary in defense of any claims or demands therefor (whether successful or not), shall be additional Secured Obligations, and Trustor shall reimburse Beneficiary therefor on demand.

ARTICLE 9

MISCELLANEOUS PROVISIONS

9.1 Time of the Essence. Time is of the essence with respect to all of Trustor’s obligations under the Loan Documents.

9.2 Joint and Several Obligations. If Trustor is more than one person or entity, then (a) all persons or entities comprising Trustor are jointly and severally liable for all of the Secured Obligations; (b) all representations, warranties, and covenants made by Trustor shall be deemed representations, warranties, and covenants of each of the persons or entities comprising Trustor; (c) any breach, Default or Event of Default by any persons or entities comprising Trustor hereunder shall be deemed to be a breach, Default or Event of Default of Trustor; (d) any reference herein contained to the knowledge or awareness of Trustor shall mean the knowledge or awareness of any of the persons or entities comprising Trustor; and (e) any event creating personal liability of any of the persons or entities comprising Trustor shall create personal liability for all such persons or entities.

9.3 Waiver of Homestead and Other Exemptions. To the extent permitted by law, Trustor hereby waives all rights to any homestead or other exemption to which Trustor would otherwise be entitled under any present or future constitutional, statutory, or other provision of applicable state or federal law. Trustor hereby waives any right it may have to require Beneficiary to marshal all or any portion of the security for the Secured Obligations.

9.4 Non-Recourse; Exceptions to Non-Recourse. Except as expressly set forth in the Note, the recourse of Beneficiary with respect to the obligations evidenced by the Note and the other Loan Documents shall be solely to the Property, Chattels and Intangible Personalty, and any other collateral given as security for the Note.

9.5 Rights and Remedies Cumulative. Beneficiary’s rights and remedies under each of the Loan Documents are cumulative of the right and remedies available to Beneficiary under each of the other Loan Documents and those otherwise available to Beneficiary at law or in equity. No act of Beneficiary shall be construed as an election to proceed under any particular provision of any Loan Document to the exclusion of any other provision in the same or any other Loan Document, or as an election of remedies to the exclusion of any other remedy which may then or thereafter be available to Beneficiary.

9.6 No Implied Waivers. Beneficiary shall not be deemed to have waived any provision of any Loan Document unless such waiver is in writing and is signed by Beneficiary. Without limiting the generality of the preceding sentence, neither Beneficiary’s acceptance of any payment with knowledge of a Default by Trustor, nor any failure by Beneficiary to exercise any remedy following a Default by Trustor shall be deemed a waiver of such Default, and no waiver by Beneficiary of any particular Default on the part of Trustor shall be deemed a waiver of any other Default or of any similar Default in the future.

9.7 No Third-Party Rights. No person shall be a third-party beneficiary of any provision of any of the Loan Documents. All provisions of the Loan Documents favoring Beneficiary are intended solely for the benefit of Beneficiary, and no third party shall be entitled to assume or expect that Beneficiary will waive or consent to modification of any such provision in Beneficiary’s sole discretion.

9.8 Preservation of Liability and Priority. Without affecting the liability of Trustor or of any other person (except a person expressly released in writing) for payment and performance of all of the Secured Obligations, and without affecting the rights of Beneficiary with respect to any security not expressly released in writing, and without impairing in any way the priority of this Deed of Trust over the interests of any person acquired or first evidenced by recording subsequent to the recording hereof, Beneficiary may, either before or after the maturity of the Note, and without notice or consent: (a) release any person liable for payment or performance of all or any part of the Secured Obligations; (b) make any agreement altering the terms of payment or performance of all or any of the Secured Obligations; (c) exercise or refrain from exercising, or waive, any right or remedy which Beneficiary may have under any of the Loan Documents; (d) accept additional security of any kind for any of the Secured Obligations; or (e) release or otherwise deal with any real or personal property securing the Secured Obligations. Any person acquiring or recording evidence of any interest of any nature in the Property, the Chattels, or the Intangible Personalty shall be deemed, by acquiring such interest or recording any evidence thereof, to have agreed and consented to any or all such actions by Beneficiary.

9.9 Subrogation of Beneficiary. Beneficiary shall be subrogated to the lien of any previous encumbrance discharged with funds advanced by Beneficiary under the Loan Documents, regardless of whether such previous encumbrance has been released of record.

9.10 Notices. Any notice required or permitted to be given by Trustor or Beneficiary under this Deed of Trust shall be in writing and will be deemed given (a) upon personal delivery, (b) on the first business day after receipted delivery to a courier service which guarantees next-business-day delivery, or (c) on the third business day after mailing, by registered or certified United States mail, postage prepaid, in any case to the appropriate party at its address set forth below:

If to Trustor:

Rancon Realty Fund IV Subsidiary LLC
400 South El Camino Real, 11th Floor
San Mateo, California 94402
Attention: Mr. Stephen R. Saul

with a copy to:

Glenborough
400 South El Camino Real, 11th Floor
San Mateo, California 94402
Attention: Chip Burns, Esq.

If to Beneficiary:

The Variable Annuity Life Insurance Company
c/o AIG Global Investment Corp.
1 SunAmerica Center, 38th Floor
Century City
Los Angeles, California 90067-6022
Attention: Director-Mortgage Lending and Real Estate

with a copy to:

Otten, Johnson, Robinson, Neff & Ragonetti, P.C.
950 Seventeenth Street, Suite 1600
Denver, Colorado 80202
Attention: Aaron J. Hill, Esq.

Either party may change such party’s address for notices or copies of notices by giving notice to the other party in accordance with this Section.

9.11 Release of Lien. Upon payment and performance in full of all of the Secured Obligations, Beneficiary will execute and deliver to Trustor such documents as may be required to release this Deed of Trust of record.

9.12 Illegality. If any provision of this Deed of Trust is held to be illegal, invalid, or unenforceable under present or future laws effective during the term of this Deed of Trust, the legality, validity, and enforceability of the remaining provisions of this Deed of Trust shall not be affected thereby, and in lieu of each such illegal, invalid or unenforceable provision there shall be added automatically as a part of this Deed of Trust a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid, and enforceable. If the rights and liens created by this Deed of Trust shall be invalid or unenforceable as to any part of the Secured Obligations, then the unsecured portion of the Secured Obligations shall be completely paid prior to the payment of the remaining and secured portion of the Secured Obligations, and all payments made on the Secured Obligations shall be considered to have been paid on and applied first to the complete payment of the unsecured portion of the Secured Obligations.

9.13 Usury Savings Clause. It is expressly stipulated and agreed to be the intent of Beneficiary and Trustor at all times to comply with the applicable law governing the highest lawful interest rate. If the applicable law is ever judicially interpreted so as to render usurious any amount called for under the Note or under any of the other Loan Documents, or contracted for, charged, taken, reserved or received with respect to the Loan, or if acceleration of the maturity of the Note, any prepayment by Trustor, or any other circumstance whatsoever, results in Trustor having paid any interest in excess of that permitted by applicable law, then it is the express intent of Trustor and Beneficiary that all excess amounts theretofore collected by Beneficiary be credited on the principal balance of the Note (or, at Beneficiary’s option, paid over to Trustor), and the provisions of the Note and other Loan Documents immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder and thereunder. The right to accelerate maturity of the Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Beneficiary does not intend to collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Beneficiary for the use, forbearance or detention of the Secured Obligations evidenced hereby or by the Note shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such Secured Obligations until payment in full so that the rate or amount of interest on account of such Secured Obligations does not exceed the maximum rate or amount of interest permitted under applicable law. The term “applicable law” as used herein shall mean any federal or state law applicable to the Loan.

9.14 Obligations Binding Upon Trustor’s Successors. This Deed of Trust is binding upon Trustor and Trustor’s successors and assigns, and shall inure to the benefit of Beneficiary, and its successors and assigns, and the provisions hereof shall likewise be covenants running with the land. The duties, covenants, conditions, obligations, and warranties of Trustor in this Deed of Trust shall be joint and several obligations of Trustor and Trustor’s successors and assigns.

9.15 Construction. All pronouns and any variations of pronouns herein shall be deemed to refer to the masculine, feminine, or neuter, singular or plural, as the identity of the parties may require. Whenever the terms herein are singular, the same shall be deemed to mean the plural, as the identity of the parties or the context requires.

9.16 Attorneys’ Fees. Any reference in this Deed of Trust to attorneys’ or counsel’s fees paid or incurred by Beneficiary shall be deemed to include paralegals’ fees and legal assistants’ fees. Moreover, wherever provision is made herein for payment of attorneys’ or counsel’s fees or expenses incurred by Beneficiary, such provision shall include but not be limited to, such fees or expenses incurred in any and all judicial, bankruptcy, reorganization, administrative, or other proceedings, including appellate proceedings, whether such fees or expenses arise before proceedings are commenced, during such proceedings or after entry of a final judgment.

9.17 Waiver and Agreement. TRUSTOR HEREBY EXPRESSLY WAIVES ANY RIGHT IT MAY HAVE UNDER APPLICABLE LAW, INCLUDING, WITHOUT LIMITATION, CALIFORNIA CIVIL CODE SECTION 2954.10, TO PREPAY THE NOTE, IN WHOLE OR IN PART, WITHOUT PREPAYMENT CHARGE, UPON ACCELERATION OF THE MATURITY DATE OF THE NOTE, AND AGREES THAT, IF FOR ANY REASON A PREPAYMENT OF ALL OR ANY PART OF THE NOTE IS MADE, WHETHER VOLUNTARILY OR FOLLOWING ANY ACCELERATION OF THE MATURITY DATE OF THE NOTE BY BENEFICIARY ON ACCOUNT OF THE OCCURRENCE OF ANY EVENT OF DEFAULT ARISING FOR ANY REASON, INCLUDING, WITHOUT LIMITATION, AS A RESULT OF ANY PROHIBITED OR RESTRICTED TRANSFER, FURTHER ENCUMBRANCE OR DISPOSITION OF THE PROPERTY OR ANY PART THEREOF SECURING THE NOTE, THEN TRUSTOR SHALL BE OBLIGATED TO PAY, CONCURRENTLY WITH SUCH PREPAYMENT, THE PREPAYMENT PREMIUM PROVIDED FOR IN THE NOTE (OR, IN THE EVENT OF ACCELERATION WHEN THE NOTE IS CLOSED TO PREPAYMENT, AS PROVIDED IN THE DEFINITION OF “SECURED OBLIGATIONS” SET FORTH IN ARTICLE 1 HEREOF). TRUSTOR HEREBY DECLARES THAT BENEFICIARY’S AGREEMENT TO MAKE THE LOAN AT THE INTEREST RATE AND FOR THE TERM SET FORTH IN THE NOTE CONSTITUTES ADEQUATE CONSIDERATION, GIVEN INDIVIDUAL WEIGHT BY TRUSTOR, FOR THIS WAIVER AND AGREEMENT.

            Trustor’s Initials

9.18 Waiver of Jury Trial. BENEFICIARY AND TRUSTOR KNOWINGLY, IRREVOCABLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY ACTION, PROCEEDING OR COUNTERCLAIM BASED ON THIS DEED OF TRUST, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS DEED OF TRUST OR ANY LOAN DOCUMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENT (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY HERETO OR TO ANY LOAN DOCUMENT. THIS PROVISION IS A MATERIAL INDUCEMENT FOR BENEFICIARY AND TRUSTOR TO ENTER INTO THE LOAN.

9.19 Governing Laws. The substantive laws of the State of California shall govern the validity, construction, enforcement, and interpretation of this Deed of Trust.

9.20 Inconsistency. In the event of any inconsistency between the terms of the Loan Documents and the terms of that certain First Mortgage Loan Application between Trustor and Beneficiary, as amended, the terms of the Loan Documents shall govern and control in all respects.

9.21 Anti-Terrorism. Trustor represents, warrants and covenants to Beneficiary that:

(a) None of Trustor, Guarantor or, to the best of Trustor’s knowledge, any of their respective constituents or affiliates is in violation of any laws relating to terrorism or money laundering, including without limitation, Executive Order No. 13224 on Terrorist Financing, effective September 24, 2001, and relating to Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism, (as the same has been, or may hereafter be, renewed, extended, amended or replaced, the “Executive Order”) and the Bank Secrecy Act (31 U.S.C. § 5311 et seq.), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Public Law 107-56, as the same has been, or may hereafter be, renewed, extended, amended or replaced, the “Patriot Act”). As used herein, “Anti-Terrorism Laws” shall mean any laws relating to terrorism or money laundering, including the Executive Order, the Patriot Act, the laws comprising or implementing the Bank Secrecy Act, and the laws administered by the United States Treasury Department’s Office of Foreign Asset Control (as any of the foregoing laws may from time to time be renewed, extended, amended, or replaced).

(b) None of Trustor, Guarantor, or, to the best of Trustor’s knowledge, their respective constituents or affiliates, any person having a beneficial interest in Trustor or Guarantor, any person for whom Trustor or Guarantor is acting as agent or nominee, any of their respective brokers or other agents acting in any capacity in connection with the Loan or Trustor’s predecessor in interest to the Property is a “Prohibited Person,” which is defined as follows:

(i) a person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, the Executive Order;

(ii) a person or entity owned or controlled by, or acting for or on behalf of, any person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, the Executive Order;

(iii) a person or entity with whom Beneficiary or any bank or other institutional lender is prohibited from dealing or otherwise engaging in any Anti-Terrorism Law;

(iv) a person or entity who commits, threatens or conspires to commit or supports “terrorism” as defined in the Executive Order;

(v) a person or entity that is named as a “specially designated national” or “blocked person” on the most current list published by the U.S. Treasury Department Office of Foreign Assets Control at its official Website, http://www.treas.gov/ofac/t11sdn.pdf or at any replacement Website or other replacement official publication of such list; and

(vi) a person or entity who is affiliated with a person or entity listed above.

(c) None of Trustor, Guarantor, or, to the best of Trustor’s knowledge, any of their respective affiliates or constituents, any of their respective brokers or other agents acting in any capacity in connection with the Loan or the seller of the Property (if any portion of the Property is being acquired with proceeds of the Loan), does or shall (i) conduct any business or engage in any transaction or dealing with any Prohibited Person, including making or receiving any contribution of funds, goods or services to or for the benefit of any Prohibited Person or leasing any portion of the Property to any Prohibited Person, (ii) deal in, or otherwise engage in any transaction relating to, any property or interests in property blocked pursuant to the Executive Order, or (iii) engage in or conspire to engage in any transaction that evades or avoids, or has the purpose of evading or avoiding, or attempts to violate, any of the prohibitions set forth in any Anti-Terrorism Law.

(d) Trustor shall promptly deliver to Beneficiary any certification or other evidence reasonably requested from time to time by Beneficiary confirming Trustor’s compliance with this Section. The representations, warranties and covenants set forth in this Section shall be deemed repeated and reaffirmed by Trustor as of each date that Trustor makes a payment to Beneficiary under the Note, this Deed of Trust and the other Loan Documents or receives any payment from Beneficiary. Trustor shall promptly notify Beneficiary in writing should Trustor become aware of any change in the information set forth in these representations, warranties and covenants.

[Balance of Page Intentionally Left Blank]

IN WITNESS WHEREOF, Trustor has executed and delivered this Deed of Trust as of the date first mentioned above.

RANCON REALTY FUND IV SUBSIDIARY LLC, a Delaware limited liability company

By:
Name:	Daniel Lee Stephenson
Title:	Manager

State of California	)
) ss
County of	)

On                         , 2005, before me,                                         , personally appeared Daniel Lee Stephenson, personally known to me, or proved to me on the basis of satisfactory evidence to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument. WITNESS my hand and official seal.

Signature of Notary

EXHIBIT A

to

DEED OF TRUST

(Legal Description)

PARCEL A: (APN 281-371-24, One Vanderbilt)

PARCEL 1 OF PARCEL MAP NO. 12054, IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER PLAT RECORDED IN BOOK 151 OF PARCEL MAPS, PAGES 90 AND 91, IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY.

EXCEPTING THEREFROM THE SIDEWALKS, SEWERS, STORM DRAINS, WATER MAINS, CURBS, GUTTERS, PAVING, ELECTROLLERS, STREET LIGHTS, STREET NAME SIGNS, TRAFFIC SIGNALS AND ALL APPURTENANCES AND APPURTENANT IMPROVEMENTS AND RIGHTS (COLLECTIVELY, THE “IMPROVEMENTS”) WITHIN ASSESSMENT DISTRICT NO. 961 IN THE CITY OF SAN BERNARDINO, CALIFORNIA, WHICH ASSESSMENT DISTRICT IS SHOWN AND DESCRIBED IN THE ASSESSMENT DIAGRAM FOR ASSESSMENT DISTRICT NO. 961, RECORDED FEBRUARY 6, 1985 IN BOOK 31 OF ASSESSMENT DISTRICT MAPS, PAGES 64, 65 AND 66, RECORDS OF SAN BERNARDINO COUNTY, CALIFORNIA, AS DESCRIBED IN THE DEED TO THE CITY OF SAN BERNARDINO, RECORDED APRIL 11, 1985 AS INSTRUMENT NO. 85-085510, OFFICIAL RECORDS.

PARCEL A-1:

ALL EASEMENTS, CONCERNING PARCELS 1 THROUGH 7, AND PARCEL A OF PARCEL MAP 12054 IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER PLAT RECORDED IN BOOK 151 OF PARCEL MAPS, PAGES 90 AND 91, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA, THAT ARE APPURTENANT TO THE REAL PROPERTY DESCRIBED AS PARCEL “A” ABOVE, INCLUDING WITHOUT LIMITATION A RECIPROCAL EASEMENT FOR ACCESS, PARKING AND PEDESTRIAN TRAFFIC AS ESTABLISHED BY DOCUMENT ENTITLED “MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1- VANDERBILT WAY, TRI-CITY CORPORATE CENTRE,” RECORDED ON AUGUST 23, 1990 AS INSTRUMENT NO. 90-337212 IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA, AND ALL EASEMENTS AND RIGHTS CREATED OR GRANTED BY ANY OF THE FOLLOWING INSTRUMENTS:

THAT CERTAIN FIRST AMENDMENT OF MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1 - VANDERBILT WAY, TRI-CITY CORPORATE CENTRE, DATED SEPTEMBER 28, 1990 AND RECORDED ON OCTOBER 17, 1990 AS INSTRUMENT NO. 90-413184 IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN SECOND AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1 - VANDERBILT WAY, TRI-CITY CORPORATE CENTRE, DATED DECEMBER 12, 1990 AND RECORDED ON DECEMBER 12, 1990 AS INSTRUMENT NO. 90-489275, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN THIRD AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1 - VANDERBILT WAY, TRI-CITY CORPORATE CENTRE, DATED OCTOBER 28, 1994 AND RECORDED ON NOVEMBER 1, 1994 AS INSTRUMENT NO. 94-442690 IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

THAT CERTAIN FOURTH AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1 - VANDERBILT WAY, TRI-CITY CORPORATE CENTRE, DATED FEBRUARY 24, 1995 AND RECORDED ON MARCH 17, 1995 AS INSTRUMENT NO. 82135 IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

THAT CERTAIN FIFTH AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK 1-VANDERBILT WAY TRI-CITY CORPORATE CENTRE, DATED MARCH 18, 2002 AS INSTRUMENT NO. 02-138922 IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

PARCEL B: (APN 281-371-57, Palm Court Retail 2)

PARCEL 4 OF PARCEL MAP NO. 14007, IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, AS PER MAP RECORDED IN BOOK 170 OF PARCEL MAPS, PAGES 65 THROUGH 68, RECORDS OF SAID COUNTY.

EXCEPTING THEREFROM THE SIDEWALKS, SEWERS, STORM DRAINS, WATER MAINS, CURBS, GUTTERS, PAVING, ELECTROLLERS, STREET LIGHTS, STREET NAME SIGNS, TRAFFIC SIGNALS AND ALL APPURTENANCES AND APPURTENANT IMPROVEMENTS AND RIGHTS (COLLECTIVELY, THE “IMPROVEMENTS”) WITHIN ASSESSMENT DISTRICT NO. 961 IN THE CITY OF SAN BERNARDINO, CALIFORNIA, WHICH ASSESSMENT DISTRICT IS SHOWN AND DESCRIBED IN THE ASSESSMENT DIAGRAM FOR ASSESSMENT DISTRICT NO. 961, RECORDED FEBRUARY 6, 1985 IN BOOK 31 OF ASSESSMENT DISTRICT MAPS, PAGES 64, 65 AND 66, RECORDS OF SAN BERNARDINO COUNTY, CALIFORNIA, AS DESCRIBED IN THE DEED TO THE CITY OF SAN BERNARDINO, RECORDED APRIL 11, 1985, AS INSTRUMENT NO. 85-085510, OFFICIAL RECORDS.

PARCEL B-1:

ALL EASEMENTS, CONCERNING PARCELS 1 THROUGH 5, A AND B OF PARCEL MAP 12902 IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER PLAT RECORDED IN BOOK 145 OF PARCEL MAPS, PAGES 68 AND 69, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA, AND PARCELS 1 THROUGH 7 OF PARCEL MAP 11745 AS PER PLAT RECORDED IN BOOK 138 PAGES 26 THROUGH 28 OF PARCEL MAPS, THAT ARE APPURTENANT TO THE REAL PROPERTY DESCRIBED AS PARCEL “B” ABOVE, INCLUDING WITHOUT LIMITATION A RECIPROCAL EASEMENT FOR ACCESS, PARKING AND PEDESTRIAN TRAFFIC AS ESTABLISHED BY DOCUMENT ENTITLED “MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI CITY CORPORATE CENTRE,” RECORDED ON MARCH 30, 1990 AS INSTRUMENT

NO.90-122789, OFFICIAL RECORDS IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA AND ALL EASEMENTS AND RIGHTS CREATED OR GRANTED BY ANY OF THE FOLLOWING INSTRUMENTS:

THAT CERTAIN FIRST AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED JUNE 21, 1990 AND RECORDED ON JUNE 22, 1990 AS INSTRUMENT NO. 90-246351 OFFICIAL RECORDS IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN SECOND AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED JANUARY 1, 1992 AND RECORDED ON MAY 28, 1992 AS INSTRUMENT NO. 92-223951 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN THIRD AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED NOVEMBER 5, 1993 AND RECORDED ON NOVEMBER 29, 1993 AS INSTRUMENT NO. 93-514344 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

THAT CERTAIN FOURTH AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED OCTOBER 9, 1996 AND RECORDED ON DECEMBER 4, 1996 AS INSTRUMENT NO. 96-445159 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

PARCEL C: (APN 281-371-59, Palm Court Retail 1)

PARCEL 6 OF PARCEL MAP NO. 14007, IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, AS PER MAP RECORDED IN BOOK 170 OF PARCEL MAPS, PAGES 65 THROUGH 68, RECORDS OF SAID COUNTY.

EXCEPTING THEREFROM THE SIDEWALKS, SEWERS, STORM DRAINS, WATER MAINS, CURBS, GUTTERS, PAVING, ELECTROLLERS, STREET LIGHTS, STREET NAME SIGNS, TRAFFIC SIGNALS AND ALL APPURTENANCES AND APPURTENANT IMPROVEMENTS AND RIGHTS (COLLECTIVELY, THE “IMPROVEMENTS”) WITHIN ASSESSMENT DISTRICT NO. 961 IN THE CITY OF SAN BERNARDINO, CALIFORNIA, WHICH ASSESSMENT DISTRICT IS SHOWN AND DESCRIBED IN THE ASSESSMENT DIAGRAM FOR ASSESSMENT DISTRICT NO. 961, RECORDED FEBRUARY 6, 1985 IN BOOK 31 OF ASSESSMENT DISTRICT MAPS, PAGES 64, 65 AND 66, RECORDS OF SAN BERNARDINO COUNTY, CALIFORNIA, AS DESCRIBED IN THE DEED TO THE CITY OF SAN BERNARDINO, RECORDED APRIL 11, 1985, AS INSTRUMENT NO. 85-085510, OFFICIAL RECORDS.

PARCEL C-1:

ALL EASEMENTS, CONCERNING PARCELS 1 THROUGH 5, A AND B OF PARCEL MAP 12902 IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER PLAT RECORDED IN BOOK 145 OF PARCEL MAPS, PAGES

68 AND 69, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA, AND PARCELS 1 THROUGH 7 OF PARCEL MAP 11745 AS PER PLAT RECORDED IN BOOK 138 PAGES 26 THROUGH 28 OF PARCEL MAPS, THAT ARE APPURTENANT TO THE REAL PROPERTY DESCRIBED AS PARCEL “C” ABOVE, INCLUDING WITHOUT LIMITATION A RECIPROCAL EASEMENT FOR ACCESS, PARKING AND PEDESTRIAN TRAFFIC AS ESTABLISHED BY DOCUMENT ENTITLED “MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI CITY CORPORATE CENTRE,” RECORDED ON MARCH 30, 1990 AS INSTRUMENT NO. 90-122789, OFFICIAL RECORDS IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA AND ALL EASEMENTS AND RIGHTS CREATED OR GRANTED BY ANY OF THE FOLLOWING INSTRUMENTS:

THAT CERTAIN FIRST AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED JUNE 21, 1990 AND RECORDED ON JUNE 22, 1990 AS INSTRUMENT NO. 90-246351 OFFICIAL RECORDS IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN SECOND AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED JANUARY 1, 1992 AND RECORDED ON MAY 28, 1992 AS INSTRUMENT NO. 92-223951 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN THIRD AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED NOVEMBER 5, 1993 AND RECORDED ON NOVEMBER 29, 1993 AS INSTRUMENT NO. 93-514344 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

THAT CERTAIN FOURTH AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED OCTOBER 9, 1996 AND RECORDED ON DECEMBER 4, 1996 AS INSTRUMENT NO. 96-445159 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

PARCEL D: (APN 281-371-78, Mimi’s Cafe)

PARCEL 1 OF PARCEL MAP NO. 14929, IN THE CITY OF SAN BERNARDINO AS PER MAP RECORDED IN BOOK 188 OF PARCEL MAPS, PAGES 31 AND 32, IN THE OFFICIAL RECORDS OF SAN BERNARDINO COUNTY.

PARCEL D-1:

ALL EASEMENTS, CONCERNING PARCELS 1 THROUGH 5, A AND B OF PARCEL MAP 12902 IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER PLAT RECORDED IN BOOK 145 OF PARCEL MAPS, PAGES 68 AND 69, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA, AND PARCELS 1 THROUGH 7 OF PARCEL MAP 11745 AS PER PLAT RECORDED IN BOOK 138 PAGES 26 THROUGH 28 OF PARCEL MAPS, THAT ARE APPURTENANT TO THE REAL PROPERTY DESCRIBED AS PARCEL “D” ABOVE,

INCLUDING WITHOUT LIMITATION A RECIPROCAL EASEMENT FOR ACCESS, PARKING AND PEDESTRIAN TRAFFIC AS ESTABLISHED BY DOCUMENT ENTITLED “MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI CITY CORPORATE CENTRE,” RECORDED ON MARCH 30, 1990 AS INSTRUMENT NO. 90-122789, OFFICIAL RECORDS IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA AND ALL EASEMENTS AND RIGHTS CREATED OR GRANTED BY ANY OF THE FOLLOWING INSTRUMENTS:

THAT CERTAIN FIRST AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED JUNE 21, 1990 AND RECORDED ON JUNE 22, 1990 AS INSTRUMENT NO. 90-246351 OFFICIAL RECORDS IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN SECOND AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED JANUARY 1, 1992 AND RECORDED ON MAY 28, 1992 AS INSTRUMENT NO. 92-223951 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN THIRD AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED NOVEMBER 5, 1993 AND RECORDED ON NOVEMBER 29, 1993 AS INSTRUMENT NO. 93-514344 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

THAT CERTAIN FOURTH AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED OCTOBER 9, 1996 AND RECORDED ON DECEMBER 4, 1996 AS INSTRUMENT NO. 96-445159 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

PARCEL E: (APN 281-371-26, TGI Fridays)

PARCEL 3 OF PARCEL MAP NO. 12054, IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER PLAT RECORDED IN BOOK 151 OF PARCEL MAPS, PAGES 90 AND 91, IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY.

EXCEPTING THEREFROM THE SIDEWALKS, SEWERS, STORM DRAINS, WATER MAINS, CURBS, GUTTERS, PAVING, ELECTROLLERS, STREET LIGHTS, STREET NAME SIGNS, TRAFFIC SIGNALS AND ALL APPURTENANCES AND APPURTENANT IMPROVEMENTS AND RIGHTS (COLLECTIVELY, THE “IMPROVEMENTS”) WITHIN ASSESSMENT DISTRICT NO. 961 IN THE CITY OF SAN BERNARDINO, CALIFORNIA, WHICH ASSESSMENT DISTRICT IS SHOWN AND DESCRIBED IN THE ASSESSMENT DIAGRAM FOR ASSESSMENT DISTRICT NO. 961, RECORDED FEBRUARY 6, 1985 IN BOOK 31 OF ASSESSMENT DISTRICT MAPS, PAGES 64, 65 AND 66, RECORDS OF SAN BERNARDINO COUNTY, CALIFORNIA, AS DESCRIBED IN THE DEED TO THE CITY OF SAN BERNARDINO, RECORDED APRIL 11, 1985 AS INSTRUMENT NO. 85-085510, OFFICIAL RECORDS.

PARCEL E-1:

ALL EASEMENTS, CONCERNING PARCELS 1 THROUGH 7, AND PARCEL A OF PARCEL MAP 12054 IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER PLAT RECORDED IN BOOK 151 OF PARCEL MAPS, PAGES 90 AND 91, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA, THAT ARE APPURTENANT TO THE REAL PROPERTY DESCRIBED AS PARCEL “E” ABOVE, INCLUDING WITHOUT LIMITATION A RECIPROCAL EASEMENT FOR ACCESS, PARKING AND PEDESTRIAN TRAFFIC AS ESTABLISHED BY DOCUMENT ENTITLED “MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1 - VANDERBILT WAY, TRI-CITY CORPORATE CENTRE,” RECORDED ON AUGUST 23, 1990 AS INSTRUMENT NO. 90-337212 OFFICIAL RECORDS IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA, AND ALL EASEMENTS AND RIGHTS CREATED OR GRANTED BY ANY OF THE FOLLOWING INSTRUMENTS:

THAT CERTAIN FIRST AMENDMENT OF MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1 - VANDERBILT WAY, TRI-CITY CORPORATE CENTRE, DATED SEPTEMBER 28, 1990 AND RECORDED ON OCTOBER 17, 1990 AS INSTRUMENT NO. 90-413184 IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN SECOND AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1 - VANDERBILT WAY, TRI-CITY CORPORATE CENTRE, DATED DECEMBER 12, 1990 AND RECORDED ON DECEMBER 12, 1990 AS INSTRUMENT NO. 90-489275, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN THIRD AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1 - VANDERBILT WAY, TRI-CITY CORPORATE CENTRE, DATED OCTOBER 28, 1994 AND RECORDED ON NOVEMBER 1, 1994 AS INSTRUMENT NO. 94-442690 IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

THAT CERTAIN FOURTH AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 1 - VANDERBILT WAY, TRI-CITY CORPORATE CENTRE, DATED FEBRUARY 24, 1995 AND RECORDED ON MARCH 17, 1995 AS INSTRUMENT NO. 82135 IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

THAT CERTAIN FIFTH AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK 1-VANDERBILT WAY TRI-CITY CORPORATE CENTRE, DATED MARCH 18, 2002 AS INSTRUMENT NO. 02-138922 IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

PARCEL F: (APN 281-371-75, Circuit City)

PARCEL 4 AND PARCEL 5 OF PARCEL MAP 14703 PER MAP RECORDED IN BOOK 176 OF PARCEL MAPS, PAGES 75 AND 76, RECORDS OF SAN BERNARDINO COUNTY, CALIFORNIA DESCRIBED AS:

BEGINNING AT THE NORTHWEST CORNER OF SAID PARCEL 5;

THENCE SOUTH 63° 41’ 37” EAST, ALONG THE NORTHERLY LINE OF SAID PARCELS 4 AND 5 A DISTANCE OF 252.30 FEET TO AN ANGLE POINT;

THENCE CONTINUING ALONG SAID LINE NORTH 89° 48’ 32” EAST, A DISTANCE OF 4.79 FEET TO THE NORTHEAST CORNER OF SAID PARCEL 4;

THENCE SOUTH 0° 11’ 37” EAST, ALONG THE EASTERLY LINE OF SAID PARCEL 4 A DISTANCE OF 103.00 FEET;

THENCE ALONG THE SOUTHERLY LINE OF SAID PARCEL 4 SOUTH 89° 48’ 23” WEST, A DISTANCE OF 38.88 FEET TO AN ANGLE POINT THEREIN;

THENCE CONTINUING ALONG SAID SOUTHERLY LINE SOUTH 26° 18’ 23” WEST, A DISTANCE OF 85.00 FEET TO THE MOST SOUTHERLY CORNER OF SAID PARCEL 4;

THENCE NORTH 63° 41’ 37” WEST ALONG THE SOUTHERLY LINE OF SAID PARCEL 4, A DISTANCE OF 156.09 FEET TO THE WEST LINE OF SAID PARCEL 4;

THENCE NORTH 26° 18’ 23” EAST, A DISTANCE OF 8.39 FEET ALONG SAID WEST LINE TO THE SOUTHERLY LINE OF SAID PARCEL 5;

THENCE ALONG SAID SOUTHERLY LINE OF THE FOLLOWING THREE COURSES:

NORTH 63° 41’ 37” WEST, A DISTANCE OF 65.00 FEET;

THENCE NORTH 26° 18’ 23” EAST, A DISTANCE OF 16.00 FEET;

THENCE NORTH 63° 41’ 37” WEST, A DISTANCE OF 46.67 FEET TO THE SOUTHWEST CORNER OF SAID PARCEL 5;

THENCE NORTH 26° 18’ 23” EAST ALONG THE WEST LINE OF SAID PARCEL 5, A DISTANCE OF 168.00 FEET TO THE POINT OF BEGINNING.

SAID LAND IS DESCRIBED PURSUANT TO A CERTIFICATE OF COMPLIANCE FOR LOT MERGER WHICH RECORDED OCTOBER 8, 1996 AS INSTRUMENT NO. 96-374004, OFFICIAL RECORDS.

TOGETHER WITH A PORTION OF PARCEL “A” OF PARCEL MAP 14703 PER MAP RECORDED IN BOOK 176 OF PARCEL MAPS, PAGES 75 AND 76 ALL RECORDS OF SAN BERNARDINO COUNTY DESCRIBED AS:

BEGINNING AT THE MOST SOUTHEASTERLY CORNER OF PARCEL 4 OF SAID PARCEL MAP;

THENCE SOUTH 26° 18’ 23” WEST, A DISTANCE OF 3.00 FEET;

THENCE NORTH 63° 41’ 37” WEST, A DISTANCE OF 93.52 FEET;

THENCE SOUTH 26° 18’ 23” WEST, A DISTANCE OF 1.70 FEET;

THENCE NORTH 63° 41’ 37” WEST, A DISTANCE OF 25.60 FEET;

THENCE SOUTH 26° 18’ 23” WEST, A DISTANCE OF 2.50 FEET;

THENCE NORTH 63° 41’ 37” WEST, A DISTANCE OF 8.90 FEET;

THENCE NORTH 26° 18’ 23” EAST, A DISTANCE OF 4.20 FEET;

THENCE NORTH 63° 41’ 37” WEST, A DISTANCE OF 93.07 FEET;

THENCE NORTH 26° 18’ 26” EAST, A DISTANCE OF 11.93 FEET TO AN ANGLE POINT IN THE SOUTHERLY LINE OF PARCEL 5 OF SAID PARCEL MAP;

THENCE ALONG THE SOUTHERLY LINE OF SAID PARCELS 4 AND 5 THE FOLLOWING THREE COURSES:

SOUTH 63° 41’ 37” EAST, A DISTANCE OF 65.00 FEET;

SOUTH 26° 18’ 23” WEST, A DISTANCE OF 8.39 FEET;

SOUTH 63° 41’ 37” EAST, A DISTANCE OF 156.09 FEET TO THE POINT OF BEGINNING.

SAID LAND IS DESCRIBED PURSUANT TO A CERTIFICATE OF COMPLIANCE, LOT LINE ADJUSTMENT NO. 97-05, RECORDED APRIL 30, 1997 AS INSTRUMENT NO. 97-153526 OFFICIAL RECORDS.

PARCEL F-1:

NON-EXCLUSIVE EASEMENTS FOR INGRESS, EGRESS AND PARKING OVER AND ACROSS PARCEL A OF PARCEL MAP NO. 14703, IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER MAP RECORDED IN BOOK 176 OF PARCEL MAPS, PAGES 75 AND 76, IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY.

EXCEPTING THEREFROM THAT PORTION DESCRIBED AS:

BEGINNING AT THE MOST SOUTHEASTERLY CORNER OF PARCEL 4 OF SAID PARCEL MAP;

THENCE SOUTH 26° 18’ 23” WEST, A DISTANCE OF 3.00 FEET;

THENCE NORTH 63° 41’ 37” WEST, A DISTANCE OF 93.52 FEET;

THENCE SOUTH 26° 18’ 23” WEST, A DISTANCE OF 1.70 FEET;

THENCE NORTH 63° 41’ 37” WEST, A DISTANCE OF 25.60 FEET;

THENCE SOUTH 26° 18’ 23” WEST, A DISTANCE OF 2.50 FEET;

THENCE NORTH 63° 41’ 37” WEST, A DISTANCE OF 8.90 FEET;

THENCE NORTH 26° 18’ 23” EAST, A DISTANCE OF 4.20 FEET;

THENCE NORTH 63° 41’ 37” WEST, A DISTANCE OF 93.07 FEET;

THENCE NORTH 26° 18’ 23” EAST, A DISTANCE OF 11.39 FEET TO AN ANGLE POINT IN THE SOUTHERLY LINE OF PARCEL 5 OF SAID PARCEL MAP;

THENCE ALONG THE SOUTHERLY LINE OF SAID PARCELS 4 AND 5, THE FOLLOWING THREE COURSES; SOUTH 63° 41’ 37” EAST, A DISTANCE OF 65.00 FEET; SOUTH 26° 18’ 23” WEST, A DISTANCE OF 8.39 FEET; SOUTH 63° 41’ 37” EAST, A DISTANCE OF 156.09 FEET TO THE POINT OF BEGINNING.

SAID LAND IS DESCRIBED PURSUANT TO A CERTIFICATE OF COMPLIANCE, LOT LINE ADJUSTMENT NO. 97-05, RECORDED APRIL 30, 1997 AS INSTRUMENT NO. 97-153526 OFFICIAL RECORDS.

PARCEL F-2:

ALL EASEMENTS, CONCERNING PARCELS 1 THROUGH 5, A AND B OF PARCEL MAP 12902 IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER PLAT RECORDED IN BOOK 145 OF PARCEL MAPS, PAGES 68 AND 69, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA, AND PARCELS 1 THROUGH 7 OF PARCEL MAP 11745 AS PER PLAT RECORDED IN BOOK 138 PAGES 26 THROUGH 28 OF PARCEL MAPS, THAT ARE APPURTENANT TO THE REAL PROPERTY DESCRIBED AS PARCEL “F” ABOVE, INCLUDING WITHOUT LIMITATION A RECIPROCAL EASEMENT FOR ACCESS, PARKING AND PEDESTRIAN TRAFFIC AS ESTABLISHED BY DOCUMENT ENTITLED “MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6—SOUTH PALM COURT, TRI CITY CORPORATE CENTRE,” RECORDED ON MARCH 30, 1990 AS INSTRUMENT NO. 90-122789, OFFICIAL RECORDS IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA AND ALL EASEMENTS AND RIGHTS CREATED OR GRANTED BY ANY OF THE FOLLOWING INSTRUMENTS:

THAT CERTAIN FIRST AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED JUNE 21, 1990 AND RECORDED ON JUNE 22, 1990 AS INSTRUMENT NO. 90-246351 OFFICIAL RECORDS IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN SECOND AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED JANUARY 1, 1992 AND RECORDED ON MAY 28, 1992 AS INSTRUMENT NO. 92-223951 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA;

THAT CERTAIN THIRD AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED NOVEMBER 5, 1993 AND RECORDED ON NOVEMBER 29, 1993 AS INSTRUMENT NO. 93-514344 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

THAT CERTAIN FOURTH AMENDMENT TO MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6 - SOUTH PALM COURT, TRI-CITY CORPORATE CENTRE, DATED OCTOBER 9, 1996 AND RECORDED ON DECEMBER 4, 1996 AS INSTRUMENT NO. 96-445159 OFFICIAL RECORDS, IN THE OFFICE OF THE COUNTY RECORDER OF SAN BERNARDINO COUNTY, CALIFORNIA.

PARCEL G: (APN #281-371-27, Service Retail)

PARCEL 4 OF PARCEL MAP NO. 12054, IN THE CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS PER PLAT RECORDED IN BOOK 151 OF PARCEL MAPS, PAGES 90 AND 91, IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY.

EXCEPTING THEREFROM THE SIDEWALKS, SEWERS, STORM DRAINS, WATER MAINS, CURBS, GUTTERS, PAVING, ELECTROLLERS, STREET LIGHTS, STREET NAME SIGNS, TRAFFIC SIGNALS AND ALL APPURTENANCES AND APPURTENANT IMPROVEMENTS AND RIGHTS (COLLECTIVELY, THE “IMPROVEMENTS”) WITHIN ASSESSMENT DISTRICT NO. 961 IN THE CITY OF SAN BERNARDINO, CALIFORNIA,

WHICH ASSESSMENT DISTRICT IS SHOWN AND DESCRIBED IN THE ASSESSMENT DIAGRAM FOR ASSESSMENT DISTRICT NO. 961, RECORDED FEBRUARY 6, 1985 IN BOOK 31 OF ASSESSMENT DISTRICT MAPS, PAGES 64, 65 AND 66, RECORDS OF SAN BERNARDINO COUNTY, CALIFORNIA, AS DESCRIBED IN THE DEED TO THE CITY OF SAN BERNARDINO, RECORDED APRIL 11, 1985, AS INSTRUMENT NO. 85-085510, OFFICIAL RECORDS.

PARCEL G-1:

A NON-EXCLUSIVE EASEMENT OVER PARCEL A OF PARCEL MAP NO. 12054, RECORDED IN BOOK 151, PAGES 90 AND 91 OF PARCEL MAPS, RECORDS OF SAN BERNARDINO COUNTY, CALIFORNIA, AS SHOWN AS COMMON PARKING AREA FOR THE PURPOSE OF PARKING VEHICLES, PEDESTRIAN TRAFFIC AND FURNISHING ACCESS AND THE RIGHT OF ACCESS (i) BETWEEN SAID LAND AND THE PUBLIC STREETS, AND ANY PARKING AREAS SITUATED WITHIN THE CENTER (ii) BETWEEN AND PUBLIC STREETS AND PARKING AREAS AS DESCRIBED IN SECTION 3.1 OF THE MAJOR BLOCK DECLARATION MAJOR BLOCK NO. 6-SOUTH PALM COURT TRI-CITY CORPORATE CENTER RECORDED, MARCH 30, 1990 AS PER INSTRUMENT NO. 90-122788 OF OFFICIAL RECORDS AND ANY AMENDMENTS THERETO.

PARCEL H: (Promo Retail Center II 1/4)

PARCEL 1 OF PARCEL MAP 14703, CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS SHOWN BY PLAT THEREOF RECORDED IN BOOK 176, PAGES 75 AND 76, OF PARCEL MAPS, RECORDS OF SAID COUNTY.

PARCEL H-1:

A NONEXCLUSIVE EASEMENT OVER PARCEL A OF PARCEL MAP 14703 AS SHOWN BY PLAT THEREOF RECORDED IN BOOK 176 PAGES 75 AND 76, OF PARCEL MAPS, RECORDS OF SAID COUNTY, AS SHOWN AS THE COMMON PARKING AREA, FOR THE PURPOSE OF PARKING VEHICLES, PEDESTRIAN TRAFFIC AND FURNISHING ACCESS AND THE RIGHT OF ACCESS (i) BETWEEN SAID LAND AND THE PUBLIC STREETS, AND ANY PARKING AREAS SITUATED WITHIN THE CENTER (ii) BETWEEN THE PUBLIC STREETS AND PARKING AREAS, AS DESCRIBED IN SECTION 3.1 OF THE MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6-SOUTH PALM COURT TRI-CITY CORPORATE CENTER, RECORDED MARCH 30, 1990 AS PER INSTRUMENT 90-122788, OF OFFICIAL RECORDS, AND ANY AMENDMENTS THERETO.

PARCEL I: (APN #281-371-64, Promo Retail Center II 2/4)

PARCEL 2 OF PARCEL MAP 14703, CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS SHOWN BY PLAT THEREOF RECORDED IN BOOK 176, PAGES 75 AND 76, OF PARCEL MAPS, RECORDS OF SAID COUNTY.

PARCEL I-1:

A NONEXCLUSIVE EASEMENT OVER PARCEL A OF PARCEL MAP 14703 AS SHOWN BY PLAT THEREOF RECORDED IN BOOK 176 PAGES 75 AND 76, OF PARCEL MAPS,

RECORDS OF SAID COUNTY, AS SHOWN AS THE COMMON PARKING AREA, FOR THE PURPOSE OF PARKING VEHICLES, PEDESTRIAN TRAFFIC AND FURNISHING ACCESS AND THE RIGHT OF ACCESS (i) BETWEEN SAID LAND AND THE PUBLIC STREETS, AND ANY PARKING AREAS SITUATED WITHIN THE CENTER (ii) BETWEEN THE PUBLIC STREETS AND PARKING AREAS, AS DESCRIBED IN SECTION 3.1 OF THE MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6-SOUTH PALM COURT TRI-CITY CORPORATE CENTER, RECORDED MARCH 30, 1990 AS PER INSTRUMENT 90-122788, OF OFFICIAL RECORDS, AND ANY AMENDMENTS THERETO.

PARCEL J: (APN #281-371-65, Promo Retail Center II 3/4)

PARCEL 3 OF PARCEL MAP 14703, CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS SHOWN BY PLAT THEREOF RECORDED IN BOOK 176, PAGES 75 AND 76, OF PARCEL MAPS, RECORDS OF SAID COUNTY.

PARCEL J-1:

A NONEXCLUSIVE EASEMENT OVER PARCEL A OF PARCEL MAP 14703 AS SHOWN BY PLAT THEREOF RECORDED IN BOOK 176 PAGES 75 AND 76, OF PARCEL MAPS, RECORDS OF SAID COUNTY, AS SHOWN AS THE COMMON PARKING AREA, FOR THE PURPOSE OF PARKING VEHICLES, PEDESTRIAN TRAFFIC AND FURNISHING ACCESS AND THE RIGHT OF ACCESS (i) BETWEEN SAID LAND AND THE PUBLIC STREETS, AND ANY PARKING AREAS SITUATED WITHIN THE CENTER (ii) BETWEEN THE PUBLIC STREETS AND PARKING AREAS, AS DESCRIBED IN SECTION 3.1 OF THE MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6-SOUTH PALM COURT TRI-CITY CORPORATE CENTER, RECORDED MARCH 30, 1990 AS PER INSTRUMENT 90-122788, OF OFFICIAL RECORDS, AND ANY AMENDMENTS THERETO.

PARCEL K: (APN #281-371-68, Promo Retail Center II 4/4)

PARCELS 6 OF PARCEL MAP 14703, CITY OF SAN BERNARDINO, COUNTY OF SAN BERNARDINO, STATE OF CALIFORNIA, AS SHOWN BY PLAT THEREOF RECORDED IN BOOK 176, PAGES 75 AND 76, OF PARCEL MAPS, RECORDS OF SAID COUNTY.

PARCEL K-1:

A NONEXCLUSIVE EASEMENT OVER PARCEL A OF PARCEL MAP 14703 AS SHOWN BY PLAT THEREOF RECORDED IN BOOK 176 PAGES 75 AND 76, OF PARCEL MAPS, RECORDS OF SAID COUNTY, AS SHOWN AS THE COMMON PARKING AREA, FOR THE PURPOSE OF PARKING VEHICLES, PEDESTRIAN TRAFFIC AND FURNISHING ACCESS AND THE RIGHT OF ACCESS (i) BETWEEN SAID LAND AND THE PUBLIC STREETS, AND ANY PARKING AREAS SITUATED WITHIN THE CENTER (ii) BETWEEN THE PUBLIC STREETS AND PARKING AREAS, AS DESCRIBED IN SECTION 3.1 OF THE MAJOR BLOCK DECLARATION, MAJOR BLOCK NO. 6-SOUTH PALM COURT TRI-CITY CORPORATE CENTER, RECORDED MARCH 30, 1990 AS PER INSTRUMENT 90-122788, OF OFFICIAL RECORDS, AND ANY AMENDMENTS THERETO.