Form 10-Q
period 2006-03-31
RANCON REALTY FUND IV
filed 2006-05-15
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X      No

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes          No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    Yes          No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer          Accelerated Filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes          No X

No market for the Limited Partnership units exists and therefore a market value for such units cannot be determined.

Total number of units outstanding as of May 15, 2006: 66,013

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Investments in real estate:
Rental properties	$50,322	$49,556
Accumulated depreciation	(11,944)	(11,451)

Rental properties, net	38,378	38,105
Land held for development	654	476

Total investments in real estate	39,032	38,581
Cash and cash equivalents	4,749	10,019
Short-term investments	5,000	––
Accounts receivable	191	253
Deferred costs, net of accumulated amortization of $914 and $807 at March 31, 2006 and December 31, 2005, respectively	2,303	2,211
Prepaid expenses and other assets	1,261	1,211

Total assets	$52,536	$52,275

Liabilities and Partners’ Equity
Liabilities:
Note payable and line of credit	$24,020	$24,100
Accounts payable and other liabilities	850	582
Prepaid rent	114	71

Total liabilities	24,984	24,753

Commitments and contingent liabilities (Note 6)
Partners’ Equity:
General Partner	(474)	(504)
Limited partners, 66,230 and 66,892 limited partnership units outstanding at March 31, 2006 and December 31, 2005, respectively	28,026	28,026

Total partners’ equity	27,552	27,522

Total liabilities and partners’ equity	$52,536	$52,275

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating Revenue – Rental income	$2,249	$1,631
Operating Expenses
Property Operating	742	659
Depreciation and amortization	583	419
Expenses associated with undeveloped land	35	34
General and administrative	247	217

Total operating expenses Total operating expenses	1,607	1,329

Operating income	642	302
Interest and other income	9	—
Interest expense	(349)	(35)

Income from continuing operations	302	267
Income from discontinued operations	—	36

Net income	$302	$303

Basic and diluted income per limited partnership unit:
Continuing operations	$4.09	$3.50
Discontinued operations	—	0.47

	$4.09	$3.97

Weighted average number of limited partnership units outstanding during each period	66,524	68,714

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2006

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2005	$(504)	$28,026	$27,522
Redemption of limited partnership units	—	(272)	(272)
Net income	30	272	302

Balance (deficit) at March 31, 2006	$(474)	$28,026	$27,552

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$302	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	583	438
Amortization of loan fees, included in interest expense (including discontinued operations)	20	27
Changes in certain assets and liabilities:
Accounts receivable	62	23
Deferred costs	(194)	(442)
Prepaid expenses and other assets	(146)	(109)
Accounts payable and other liabilities	248	163
Prepaid rent	43	95

Net cash provided by operating activities	918	498

Cash flows from investing activities:
Purchase of short-term investments	(5,000)	—
Additions to real estate investments	(773)	(962)

Net cash used for investing activities	(5,773)	(962)

Cash flows from financing activities:
Line of credit draws	—	450
Note payable principal payments	(80)	(39)
Refund of loan application fee, net	88	—
Redemption of limited partnership units	(266)	(167)
Distributions to General Partner	(157)	(113)

Net cash (used for) provided by financing activities	(415)	131

Net decrease in cash and cash equivalents	(5,270)	(333)
Cash and cash equivalents at beginning of period	10,019	701

Cash and cash equivalents at end of period	$4,749	$368

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0 and $161 at March 31, 2006 and March 31, 2005, respectively)	$329	$67

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$199	$87
Redemption payable	(199)	(87)

	$—	$—

Premium paid on redemption of limited partnership units	$171	$—
Premium paid on redemption of limited partnership units	(171)	—

	$—	$—

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

During the three months ended March 31, 2006, a total of 662 units of limited partnership interest (“Units”) were redeemed at an average price of $670. As of March 31, 2006, there were 66,230 Units outstanding.

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

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

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

Management Agreement

In July 2004, the Partnership extended its management relationship with Glenborough Properties L.P. (“Glenborough”). Commencing on January 1, 2005 and set to expire on December 31, 2006, the Partnership engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($0 and $6,500 in the first quarter of 2006 and 2005, respectively); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($75,000 and $73,000 in first quarter of 2006 and 2005, respectively); (iv) a leasing services fee ($171,000 and $0 in the first quarter of 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties and 4% for unimproved properties; (vi) a financing services fee of 1% of gross loan amount; and (vii) a development fee equal to 5% of the hard costs of the development project ($69,000 and $51,000 in the first quarter of 2006 and 2005, respectively). The hard costs exclude the cost of the land. The development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

The new management agreement has resulted in reduced asset and Partnership services fee from 2004 to 2005, as well as a reduction of 2% in the property management fee from 5% to 3%.

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

In the opinion of RFC, the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2006 and December 31, 2005, the related consolidated statements of operations for the three months ended March 31, 2006 and 2005, partners’ equity for the three months ended March 31, 2006, and cash flows for the three months ended March 31, 2006 and 2005.

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

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Land Held for Development

Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing for further development. Land held for development is reviewed for impairment whenever there is a triggering event and at least annually. Pre-development costs, including design, architectural and entitlements are capitalized as land held for development prior to construction.

Cash and Cash Equivalents

The Partnership considers money market funds and certificates of deposit with original maturities of less than ninety days when purchased to be cash equivalents.

Short-term Investments

The Partnership considers certificates of deposit with original maturities of more than three months and less than one year when purchased to be short-term investments. The short-term investments are held for maturity and recorded at cost on the consolidated balance sheets.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other liabilities and line of credit payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s collateralized fixed rate note payable as of March 31, 2006 and December 31, 2005 was approximately $23,124,000 and $24,272,000, respectively.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis over the life of the related loan and deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

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

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Concentration Risk

One tenant represented 16% and 20% of rental income as of March 31, 2006 and 2005, respectively.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated net income.

Reference to 2005 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the December 31, 2005 audited consolidated financial statements on Form 10-K.

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Land	$4,471	$4,471
Buildings	37,208	36,995
Tenant improvements	8,643	8,090

	50,322	49,556
Less: accumulated depreciation	(11,944)	(11,451)

Total rental properties, net	$38,378	$38,105

As of March 31, 2006, the Partnership’s rental properties included four office buildings and seven retail buildings. During the first quarter of 2006, the tenant improvements increased primarily due to increases in occupancy at Vanderbilt Plaza and Carnegie Business Center I.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 4.	LAND HELD FOR DEVELOPMENT

Land held for development consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Tri-City (approximately 16 acres of land as of March 31, 2006 and December 31, 2005, respectively)	$654	$476

As of March 31, 2006, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a building is currently being designed on an approximate one-acre site. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. The remaining 15 acres are part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 6 below).

Note 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31, 2006	December 31, 2005
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$24,020	$24,100

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides a one-time loan assumption and a release provision for an individual asset.

The Partnership has a line of credit that was unused as of March 31, 2006 and December 31, 2005, respectively. The line of credit which is collateralized by IRC, has a total availability of $5 million, monthly interest-only payments, a maturity date of April 15, 2007, and bears interest at the Prime Rate (7.75% and 7.25% as of March 31, 2006 and December 31, 2005, respectively).

The annual maturities of the Partnership’s note payable as of March 31, 2006 is as follows (in thousands):

2006	$247
2007	345
2008	365
2009	385
2010	407
Thereafter	22,271

Total	$24,020

Note 6.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Approximately 15 acres of the Tri-City land owned by the Partnership was part of a landfill operated by the City of San Bernardino (the “City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“SARWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the SARWQCB or the County of San Bernardino (“the County”) for Clean Closure, which would include removal of all landfill, the

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The completion of the Cover Improvement System was completed in the third quarter of 2005. A plan was submitted by the City to the County for review and approval for the Gas Extraction System. In the last quarter of 2005, the plan was approved and a pilot system to test the viability of the Gas Extraction System was installed. A permanent carbon system is in the process of being reviewed by the City, the County and the SARWQCB. It will take four months to install the permanent Gas Extraction Systems after it is approved by the City. The City should cap the Gas Extraction System at the site after it is completed. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 7.	SUBSEQUENT EVENTS

On April 25, 2006, Glenborough, the Partnership’s asset and property manager, purchased a total of 2,983 units of limited partnership interest from an unaffiliated third party. As a result of that purchase, Glenborough became a related party of the Partnership.

On April 17, 2006, Mackenzie Patterson Fuller, LP and various other bidders listed therein (the “Bidders”) filed a Tender Offer Statement with the Securities and Exchange Commission, relating to an offer to purchase up to 6000 units of limited partnership interest in the Partnership, at a price of $675 per unit. In response, on May 1, 2006, the Partnership filed a Solicitation/Recommendation Statement on Schedule 14D-9 relating to the Tender Offer Statement, and the Partnership has mailed to its limited partners a letter (the “Response Letter”) setting forth its statement of position with respect to the Bidder’s offer to purchase.

Effective May 1, 2006, the Partnership entered into a Third Amendment to Property Management and Services Agreement with Glenborough Properties, L.P., whereby the term of the Management Agreement was extended from December 31, 2006 until December 31, 2008. All other terms and conditions remained unchanged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership’s December 31, 2005 audited consolidated financial statements and the notes thereto.

Background

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

Overview

Tri-City Properties

As of March 31, 2006, the Partnership’s rental properties include four office and seven retail buildings, aggregating approximately 486,000 rentable square feet. The Partnership has approximately 331,000 square feet of office space with an average occupancy rate of 90% and approximately 155,000 square feet of retail space which is fully occupied. Carnegie Business Center I, formerly an industrial flex building, was repositioned to an office building.

Property	Type	Square Feet
One Vanderbilt	Four-story office building	73,729
Carnegie Business Center I	Two office buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Inland Regional Center	Two-story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,170

As of March 31, 2006, the weighted average occupancy of the eleven rental properties was 93%.

As of March 31, 2006, there were nine tenants at Tri-City occupying substantial portions of leased rental space. These nine tenants, in the aggregate, occupied approximately 331,000 square feet of the 486,000 total rentable square feet at Tri-City and accounted for approximately 68% of the rental income of the Partnership during the first quarter of 2006.

Tri-City Land

As of March 31, 2006, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a building is currently being designed on an approximate one-acre parcel of land. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. The Partnership intends to develop this one-acre site to generate more operating income for the Partnership. The remaining 15 acres of land was part of a landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. The City is responsible for the landfill and the gas-monitoring program as prescribed by the Santa Ana Regional Water Quality Control Board (“SARWQCB”). Under a Limited Access Agreement with the Partnership, methane monitoring is handled directly by the City. Although there is no requirement by the SARWQCB or the County of San Bernardino (“the County”) for Clean Closure, which would include removal of all landfill, the City is required to place both a “Cover Improvement System” and a “Gas Extraction System” at the site. The City started the installation of the Cover Improvement System in October 2004. The completion of the Cover Improvement System was completed in the third quarter of 2005. A plan was submitted by the City to the County for review and approval for the Gas Extraction System. In the last quarter of 2005, the plan was approved and a pilot system to test the viability of the Gas Extraction System was installed. A permanent carbon system is in the process of being reviewed by the City, the County and the SARWQCB. It will take four months to install the permanent Gas Extraction Systems after the City approves it. The City should cap the Gas Extraction System at the site after it is completed. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

Financing

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following first deeds of trust as of March 31, 2006:

Collateral	Eight properties (details below)	IRC
Form of debt	Note payable	Line of credit
Availability	––	$5,000,000
Outstanding balance	$24,020,000	$0
Interest Rate	5.46%	Prime rate
Monthly payment	$136,000	Interest only
Maturity date	1/1/16	4/15/07

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt.

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.

Revenue

Rental income for the three months ended March 31, 2006 increased $618,000, or 38%, compared to the three months ended March 31, 2005, primarily due to an increase in occupancy at Vanderbilt Plaza, which commenced operations in February 2006, and Carnegie Business Center I.

Expenses

Operating expenses increased $83,000, or 13%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to the commencement of operations at Vanderbilt Plaza in February 2006.

Depreciation and amortization increased $164,000, or 39%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to depreciation commencing at Vanderbilt Plaza and amortization of additional lease commissions.

General and administrative expenses increased $30,000, or 14%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to an increase in investor service expenses related to an increase in correspondence with investors.

Non-operating income / expenses

Interest and other income increased $9,000, or 100%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to an increase in average invested cash balance.

Interest expense increased $314,000, or 897%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to an increase in financing, offset by a decrease in interest capitalized for Vanderbilt Plaza during the first quarter of 2005.

Income from discontinued operations for the three month ended March 31, 2005 reflected the net operating income from the sold property leased to Office Max in June 2005.

Liquidity and Capital Resources

As of March 31, 2006, the Partnership had cash and cash equivalents of $4,749,000.

The Partnership’s primary liability at March 31, 2006 is a note payable of approximately $24,020,000, collateralized by properties with an aggregate net book value of approximately $21,225,495. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides a one-time loan assumption and a release provision for an individual asset.

The remaining line of credit, which is collateralized by IRC, was unused as of March 31, 2006 and December 31, 2005, respectively. The line of credit has a total availability of $5 million, monthly interest-only payments, a maturity date of April 15, 2007, and bears interest at the Prime Rate (7.75% and 7.25% as of March 31, 2006 and December 31, 2005, respectively).

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2006, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

As of March 31, 2006, the Partnership had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$247	$710	$792	$22,271	$24,020
Interest on indebtedness (1)	979	2,559	2,478	5,773	11,676

Total	$1,226	$3,269	$3,270	$28,044	$35,696

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at March 31, 2006.

Management expects that the Partnership’s cash and cash equivalents as of March 31, 2006, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2006, the Partnership’s cash provided by operating activities totaled $918,000.

The $62,000 decrease in accounts receivable at March 31, 2006, compared to December 31, 2005, was primarily due to collection of tenant rents receivable, which were outstanding at December 31, 2005, offset by an increase in receivables related to tenant improvements.

The $194,000 increase in deferred costs at March 31, 2006, compared to December 31, 2005, was primarily due to an increase in lease commissions paid for a new lease at Carnegie Business Center I.

The $146,000 increase in prepaid expenses and other assets at March 31, 2006, compared to December 31, 2005, was primarily due to increases in straight line rent receivable and prepaid quarterly investor service fees.

The $248,000 increase in accounts payable and other liabilities at March 31, 2006, compared to December 31, 2005, was primarily due to an increase in accruals for property taxes due in April 2006.

The $43,000 increase in prepaid rents at March 31, 2006, compared to December 31, 2005, was due to the receipt of April 2006 rents in March 2006, offset by January 2006 rents received in December 2005.

Investing Activities

During the three months ended March 31, 2006, the Partnership’s cash used for investing activities totaled $5,773,000, which consisted of $5,000,000 used for the purchase of short-term investments, as well as a $773,000 increase in net additions to real estate investments primarily due to building and tenant improvements at Vanderbilt Plaza and Carnegie Business Center I.

Financing Activities

During the three months ended March 31, 2006, the Partnership’s cash used for financing activities totaled $415,000, which consisted of $80,000 for principal payments of a note payable, $266,000 for redemption of the limited partnership Units, and $157,000 for payment of distributions to the General Partner, which was accrued in 2005, partially offset by a refund of $88,000 from loan application fee net of payment of loan related expenses

Cash Flows

During the three months ended March 31, 2006, cash provided by operating activities was $918,000, as compared to cash provided by operating activities of $498,000 for the same period in 2005. The change was primarily due to an increase in accounts payable as well as decreases in prepaid expenses and deferred costs. Cash used for investing activities was $5,773,000, as compared to cash used for investing activities of $962,000 for the same period in 2005. The change was primarily due to an increase in a short-term investment, and an increase in tenant improvement costs for Vanderbilt Plaza and Carnegie Business Center I, offset by a decrease in construction costs at Vanderbilt Plaza, which was completed in February 2005. Cash used for financing activities was $415,000, as compared to cash provided by financing activities of $131,000 for the same period in 2005. The change was primarily due to a decrease in borrowings from the line of credit, offset by increases in redemptions of limited partnership units and distributions to General Partner.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s intent to develop one or more properties to generate more operating income;

•	The Partnership’s belief that its cash and cash generated by its operations, sales and financing will be sufficient to meet its operating requirements in both the short and the long-term;

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or the fair value of its portfolio;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s belief that its properties are competitive within its market;

•	The Partnership’s expectation to achieve certain occupancy levels;

•	The Partnership’s estimation of market strength;

•	The Partnership’s knowledge of any material environmental matters or issues relating to the landfill property; and

•	The Partnership’s expectation that lease provisions may permit the Partnership to increase rental rates or other charges to tenants in response to rising prices, and therefore serve to reduce exposure to the adverse effects of inflation.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	availability and credit worthiness of prospective tenants;

•	defaults or non-renewal of leases by customers;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

•	the Partnership’s failure to obtain necessary outside financing;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	the unpredictability of both the frequency and final outcome of litigation; and

•	the inability of the Partnership to develop all or any portion of the former landfill site, due to environmental, legal or economic impediments.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership assumes no obligation to update or supplement any forward-looking statement or statements.

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

For debt obligations, the table below presents required principal payments and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Collateralized Fixed Rate Debt	$247	$345	$365	$385	$407	$22,271	$24,020	$23,124
Average interest rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%

As of March 31, 2006, the Partnership had cash equivalents of $4,208,000 in interest-bearing money market account, and $5,000,000 in short-term investments. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting the General Partner on a timely basis to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

RANCON REALTY FUND IV, a California limited partnership

	By	Rancon Financial Corporation a California corporation, its General Partner

Date: May 15, 2006	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 15, 2006	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner