Form 10-Q
period 2006-06-30
RANCON REALTY FUND IV
filed 2006-08-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No market for the Limited Partnership units exists and therefore a market value for such units cannot be determined.

Total number of units outstanding as of August 14, 2006: 65,855

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets

Investments in real estate:
Rental properties	$50,599	$49,556
Accumulated depreciation	(12,467)	(11,451)

Rental properties, net	38,132	38,105

Land held for development	767	476

Total investments in real estate	38,899	38,581

Cash and cash equivalents	3,558	10,019
Short-term investments	5,000	—
Accounts receivable	341	253
Deferred costs, net of accumulated amortization of $1,032 and $807 at June 30, 2006 and December 31, 2005, respectively	2,335	2,211
Prepaid expenses and other assets	1,205	1,211

Total assets	$51,338	$52,275

Liabilities and Partners’ Equity

Liabilities:
Note payable and line of credit	$23,939	$24,100
Accounts payable and other liabilities	273	582
Prepaid rent	173	71

Total liabilities	24,385	24,753

Commitments and contingent liabilities (Note 7)

Partners’ Equity:
General Partner	(519)	(504)
Limited partners, 65,855 and 66,892 limited partnership units outstanding at June 30, 2006 and December 31, 2005, respectively	27,472	28,026

Total partners’ equity	26,953	27,522

Total liabilities and partners’ equity	$51,338	$52,275

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating Revenue	$2,346	$1,761	$4,595	$3,392

Operating Expenses
Property operating	689	604	1,431	1,263
Depreciation and amortization	614	433	1,197	871
Expenses associated with undeveloped land	35	34	70	68
General and administrative	273	261	520	478

Total operating expenses	1,611	1,332	3,218	2,680

Operating income	735	429	1,377	712

Interest and other income	69	2	78	2
Interest expense	(353)	(108)	(702)	(143)

Income from continuing operations	451	323	753	571

Income from discontinued operations (including gain on sale of real estate of $2,075 in 2005)	—	2,125	—	2,161

Net income	$451	$2,448	$753	$2,732

Basic and diluted net income per limited partnership unit
Continuing operations	$6.16	$4.25	$10.24	$7.50
Discontinued operations	––	29.49	––	29.88

	$6.16	$33.74	$10.24	$37.38

Weighted average number of limited partnership units outstanding during each period	65,932	68,378	66,228	68,546

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2006

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2005	$(504)	$28,026	$27,522
Redemption of limited partnership units	—	(421)	(421)
Net income	75	678	753
Distributions ($12.29 per limited partnership unit)	(90)	(811)	(901)

Balance (deficit) at June 30, 2006	$(519)	$27,472	$26,953

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$753	$2,732
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate and land held for development	—	(2,075)
Depreciation and amortization (including discontinued operations)	1,197	890
Amortization of loan fees, included in interest expense (including discontinued operations)	46	54
Changes in certain assets and liabilities:
Accounts receivable	(88)	(22)
Deferred costs	(315)	(689)
Prepaid expenses and other assets	(90)	(104)
Accounts payable and other liabilities	(182)	(90)
Prepaid rent	102	207

Net cash provided by operating activities	1,423	903

Cash flows from investing activities:
Purchase of short-term investments	(5,000)	—
Net proceeds from sales of real estate	—	4,097
Additions to real estate investments	(1,060)	(2,125)

Net cash (used for) provided by investing activities	(6,060)	1,972

Cash flows from financing activities:
Draws on line of credit	—	2,363
Principal payments on note payable	(161)	(78)
Loan fee for line of credit	(28)	(29)
(Payment of) refund of loan application fee	88	(723)
Redemption of limited partnership units	(665)	(363)
Distributions to limited partners	(811)	(710)
Distributions to General Partner	(247)	—

Net cash (used for) provided by financing activities	(1,824)	460

Net (decrease) increase in cash and cash equivalents	(6,461)	3,335

Cash and cash equivalents at beginning of period	10,019	701

Cash and cash equivalents at end of period	$3,558	$4,036

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0 and $403 at June 30, 2006 and June 30, 2005, respectively)	$656	$89

Premium paid on redemption of limited partnership units	$274	$—
Premium paid on redemption of limited partnership units	(274)	—

	$—	$—

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$52	$48
Redemption payable	(52)	(48)

	$—	$—

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

During the six months ended June 30, 2006, a total of 1,037 units of limited partnership interest (“Units”) were redeemed at an average price of $670. As of June 30, 2006, there were 65,855 Units outstanding.

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

All excess cash from operations shall be distributed 90% to the limited partners and 10% to the General Partner.

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1% to the General Partner and 99% to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement) for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each Unit is reduced to zero; (ii) second, 1% to the General Partner and 99% to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners, equals a 12% annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the Partnership and following the admission

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

of such limited partners; (for limited partners admitted to the Partnership before March 31, 1985, there are additional cumulative non-compounded returns of 9%, 6%, or 3% depending on purchase date, through October 31, 1985); (iii) third, 99% to the General Partner and 1% to the limited partners, until the General Partner has received an amount equal to 20% of all distributions of cash from sales or refinancing; and (iv) the balance, 80% to the limited partners, pro rata in proportion to the number of Units held by each, and 20% to the General Partner.

Management Agreement

In July 2004, the Partnership extended its management relationship with Glenborough Properties L.P. (“Glenborough”) through December 31, 2006. In May 2006, the Partnership further extended the Property Management and Services Agreement with Glenborough through December 31, 2008. All other terms and conditions remained unchanged. The Partnership engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($0 and $56,000 for the six months ended 2006 and 2005, respectively); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($150,000 and $148,000 for the six months ended 2006 and 2005, respectively); (iv) a leasing services fee ($177,000 and $254,000 for the six months ended 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties ($0 and $87,000 for the six months ended 2006 and 2005, respectively) and 4% for unimproved properties; (vi) a financing services fee of 1% of the gross loan amount; and (vii) a development fee equal to 5% of the hard costs of the development project, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($69,000 and $51,000 for the six months ended June 30, 2006 and 2005, respectively). The fees for the above services (excluding property management fees) totaled $396,000 and $596,000 for the six months ended June 30, 2006 and 2005, respectively.

Risks and Uncertainties

The Partnership’s ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership’s properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties. See Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and in this quarterly report on Form 10-Q for the quarter ended June 30, 2006 for a discussion of the risks that may effect the Partnership’s results of operations and ability to meet financial obligations

Note 2. SIGNIFICANT ACCOUNTING POLICES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). They include the accounts of wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2006 and December 31, 2005, the related consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, partners’ equity for the six months ended June 30, 2006, and cash flows for the six months ended June 30, 2006 and 2005.

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

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually.

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

Short-term Investments

The Partnership considers certificates of deposit with original maturities of more than three months and less than one year when purchased to be short-term investments. The short-term investments are held to maturity and recorded at cost on the consolidated balance sheets.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other liabilities and line of credit payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s collateralized fixed rate note payable as of June 30, 2006 and December 31, 2005 was approximately $22,918,000 and $24,272,000, respectively.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan and deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

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

Net Income Per Limited Partnership Unit

Net income per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners’ allocable share of the net income.

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition.

Concentration Risk

Two tenants (Inland Regional Center and University of Phoenix) represented 31% and one tenant (Inland Regional Center) represented 21% of rental income for the six months ended June 30, 2006 and 2005, respectively.

Reference to 2005 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the December 31, 2005 consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Land	$4,471	$4,471
Buildings	37,311	36,995
Building and tenant improvements	8,817	8,090

	50,599	49,556
Less: accumulated depreciation	(12,467)	(11,451)

Total rental properties, net	$38,132	$38,105

As of June 30, 2006, the Partnership’s rental properties included four office buildings and seven retail buildings.

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

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income and gain or loss on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Income from discontinued operations” for all periods presented.

Below is a summary of the results of operations of the property leased to Office Max through its disposition date (dollars in thousands):

	2005 (1)
	Three months ended June 30,	Six months ended June 30,
Operating Revenue	$82	$169

Property operating	32	64
Depreciation and amortization	—	19

Total operating expenses	32	83

Income before gain on sale of real estate	50	86
Gain on sale of real estate	2,075	2,075

Income from discontinued operations	$2,125	$2,161

(1)	Reflects 2005 operations through date of sale.

Note 4. LAND HELD FOR DEVELOPMENT

Land held for development consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Tri-City (approximately 16 acres of land as of June 30, 2006 and December 31, 2005, respectively)	$767	$476

As of June 30, 2006, the Partnership owned approximately 16 acres of undeveloped land. 15 acres of land are part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 6). A conceptual plan for a building is currently being designed for the remaining approximate one-acre of land. The plan includes a three-story multi-tenant building with an estimate of 75,000 gross square feet of office space. The plan also includes the utilization of approximately 2 acres of land from the landfill adjacent to the development site as a parking lot for this new project.

Note 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of June 30, 2006 and December 31, 2005 were as follows (in thousands):

	June 30, 2006	December 31, 2005
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$23,939	$24,100

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt with an aggregate net carrying value of approximately $16,129,000 and 16,419,000 at June 30, 2006 and December 31, 2005, respectively. This note provides a one-time loan assumption and a release provision for an individual asset.

The Partnership has a line of credit that was unused as of June 30, 2006 and December 31, 2005, respectively. The line of credit which is collateralized by Inland Regional Center, has a total availability of $5 million, monthly interest-only payments, a maturity date of April 15, 2007, and bears interest at the Prime Rate (8.25% and 7.25% as of June 30, 2006 and December 31, 2005, respectively).

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities of the Partnership’s note payable as of June 30, 2006 are as follows (in thousands):

2006	$166
2007	345
2008	365
2009	385
2010	407
Thereafter	22,271

Total	$23,939

Note 6. RELATED PARTY TRANSACTIONS

As of June 30, 2006, Glenborough held 3,308 or 5% of the units of limited partnership interest purchased from an unaffiliated third party.

On June 30, 2006, the Partnership had an account receivable of approximately $60,000 from Rancon Realty Fund V (“Fund V”), a separate partnership sponsored by the General Partner of the Partnership. The receivable was paid by Fund V to the Partnership on July 7, 2006.

Note 7. COMMITMENTS AND CONTINGENT LIABILITIES

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

Approximately 15 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board “SARWQCB”, with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system—The Waterman Landfill Cover Improvement Plans, April 2002, perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system began in October 2004 and the system was completed in the third quarter of 2005. A plan was submitted by the City to the County of San Bernardino (“the County”) for review and approval for the gas extraction system. In the last quarter of 2005, the plan was approved and a pilot system to test the viability of the gas extraction system was installed. A permanent carbon system is in the process of being reviewed by the City, the County and the SARWQCB. It is expected that the installation of the system and the final approval of its operation will be completed at the end of 2006. Future development of this site remains uncertain except for the plan that approximately 2 acres of this landfill may be used to build the parking lot for the new development building that is currently in the design stage and adjacent to the landfill. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2006, the Partnership’s rental properties include four office and seven retail buildings, aggregating approximately 486,000 rentable square feet. The Partnership has approximately 331,000 square feet of office space with an average occupancy rate of 90% and approximately 155,000 square feet of retail space which is fully occupied. Carnegie Business Center I, formerly an industrial flex building, was repositioned to an office building.

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

As of June 30, 2006, the occupancy rate of the eleven rental properties was 93%.

As of June 30, 2006, there were nine tenants at Tri-City occupying substantial portions of leased rental space. These nine tenants, in the aggregate, occupied approximately 331,000 square feet of the 486,000 total rentable square feet at Tri-City and accounted for approximately 66% of the rental income of the Partnership during the six months ended June 30, 2006.

Tri-City Land

As of June 30, 2006, the Partnership owned approximately 16 acres of undeveloped land. A conceptual plan for a building is currently being designed for an approximate one-acre parcel of land. The plan includes a three-story multi-tenant building with an estimated 75,000 gross square feet of office space. The plan also includes the utilization of approximately 2 acres of land from the landfill adjacent to the development site to build a parking lot for the new building. The Partnership intends to develop this one-acre site to generate more operating income for the Partnership.

The remaining approximate 15 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board “SARWQCB”, with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system—The Waterman Landfill Cover Improvement Plans, April 2002, perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system began in October 2004 and the system was completed in the third quarter of 2005. A plan was submitted by the City to the County of San Bernardino (“the County”) for review and approval for the gas extraction system. In the last quarter of 2005, the plan was approved and a pilot system to test the viability of the gas extraction system was installed. A permanent carbon system is in the process of being reviewed by the City, the County and the SARWQCB. It is expected that the installation of the system and the final approval of its operation will be completed at the end of 2006. Future development of this site remains uncertain except for the plan that approximately 2 acres of this landfill may be used to build the parking lot for the new development building that is currently in the design stage and adjacent to the landfill (as discussed above). No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

Financing

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following first deeds of trust as of June 30, 2006:

Collateral	Eight properties (details below)	Inland Regional Center
Form of debt	Note payable	Line of credit
Availability	—	$5,000,000
Outstanding balance	$23,939 ,000	$0
Interest Rate	5.46%	Prime rate (8.25%)
Monthly payment	$136,000	Interest only
Maturity date	1/1/16	4/15/07

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt.

Results of Operations

Comparison of the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005.

Revenue

Rental income increased $585,000, or 33%, and $1,203,000 or 35%, for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to increases in occupancy at Vanderbilt Plaza, Carnegie Business Center I and Service Retail Center. Vanderbilt Plaza commenced operations in February 2005.

Expenses

Operating expenses increased $85,000, or 14%, and $168,000, or 13%, for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to increases in occupancy at Vanderbilt Plaza, Carnegie Business Center I and Service Retail Center, partially offset by a decrease in property taxes. Vanderbilt Plaza commenced operations in February 2005.

Depreciation and amortization increased $181,000, or 42%, and $326,000, or 37%, for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to depreciation commencing at Vanderbilt Plaza, depreciation on additional tenant improvements, and amortization of additional lease commissions.

General and administrative expenses increased $12,000, or 5%, and $42,000, or 9%, for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to increases in audit and tax fees and state taxes.

Non-operating income / expenses

Interest and other income increased $67,000 and $76,000 for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to an increase in the average invested cash balance resulting from the proceeds of the refinancing completed in the fourth quarter of 2005.

Interest expense increased $245,000 and $559,000 for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to an increase in borrowings and stopping the capitalization of interest at Vanderbilt Plaza which commenced operations in February 2005.

Income from discontinued operations of $2,125,000 and $2,161,000 for the three and six months ended June 30, 2005 reflected the net operating income and gain from sale of the sold property leased to Office Max in June 2005.

Liquidity and Capital Resources

As of June 30, 2006, the Partnership had cash and cash equivalents of $3,558,000.

The Partnership’s primary liability at June 30, 2006 is a note payable of approximately $23,939,000, collateralized by properties with an aggregate net carrying value of approximately $16,129,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides a one-time loan assumption and a release provision for an individual asset.

The Partnership has a line of credit which is collateralized by Inland Regional Center and was unused as of June 30, 2006 and December 31, 2005, respectively. The line of credit has a total availability of $5 million, monthly interest-only payments, a maturity date of April 15, 2007, and bears interest at the Prime Rate (8.25% and 7.25% as June 30, 2006 and December 31, 2005, respectively).

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the line of credit, proceeds from property sales and interest income on money market funds and short-term investments. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of June 30, 2006, the Partnership had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$166	$710	$792	$22,271	$23,939
Interest on indebtedness	656	2,559	2,478	6,539	12,232

Total	$822	$3,269	$3,270	$28,810	$36,171

Management expects that the Partnership’s cash and cash equivalents as of June 30, 2006, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the six months ended June 30, 2006, the Partnership’s cash provided by operating activities totaled $1,423,000.

The $88,000 increase in accounts receivable at June 30, 2006, compared to December 31, 2005, was primarily due to an increase in receivables related to tenant improvements and interest income accruals related to the short-term investment, partially offset by collection of tenant rents receivable, which were outstanding at December 31, 2005.

The $315,000 increase in deferred costs at June 30, 2006, compared to December 31, 2005, was primarily due to increases in lease commissions paid for new leases at Vanderbilt Plaza and renewal leases at Carnegie Business Center I, Palm Court Retail 2 and TGI Friday’s.

The $90,000 increase in prepaid expenses and other assets at June 30, 2006, compared to December 31, 2005, was primarily due to an increase in straight line rent receivable and insurance premiums paid, partially offset by amortization of prepaid insurance.

The $182,000 decrease in accounts payable and other liabilities at June 30, 2006, compared to December 31, 2005, was primarily due to payments of property taxes paid in April 2006.

The $102,000 increase in prepaid rents at June 30, 2006, compared to December 31, 2005, was due to the receipt of July 2006 rents in June 2006, partially offset by January 2006 rents received in December 2005.

Investing Activities

During the six months ended June 30, 2006, the Partnership’s cash used for investing activities totaled $6,060,000, which consisted of $5,000,000 used for the purchase of short-term investments, as well as $1,060,000 in additions to real estate investments primarily due to building and tenant improvements at Vanderbilt Plaza, Carnegie Business Center I, TGI Friday’s and Service Retail Center.

Financing Activities

During the six months ended June 30, 2006, the Partnership’s cash used for financing activities totaled $1,824,000, which consisted of $161,000 for principal payments of a note payable, $28,000 annual loan fee for the line of credit, $665,000 for redemption of the limited partnership Units, $811,000 for payment of distributions to the Limited Partner, and $247,000 for payment of distributions to the General Partner, of which $157,000 was accrued in 2005, partially offset by a refund of $88,000 from loan application fees, net of payment of loan related expenses.

Cash Flows

During the six months ended June 30, 2006, cash provided by operating activities was $1,423,000, as compared to cash provided by operating activities of $903,000 for the same period in 2005. The change was primarily due to an increase in rental income resulting from increases in occupancy at Vanderbilt Plaza and a decrease in deferred costs, partially offset by an increase in accounts payable and other liabilities and a decrease in prepaid rent. During the six months ended June 30, 2006, cash used for investing activities was $6,060,000, as compared to cash provided by investing activities of $1,972,000 for the same period in 2005. The change was primarily due to cash used for the purchase of the short-term investments and a decrease in sales proceeds of real estate, partially offset by a decrease in construction costs at Vanderbilt Plaza, which was completed in February 2005. During the six months ended June 30, 2006, cash used for financing activities was $1,824,000, as compared to cash provided by financing activities of $460,000 for the same period in 2005. The change was primarily due to decreases in borrowings from the line of credit and increases in redemptions of limited partnership units and distributions to limited partners and the General Partner, partially offset by a decrease in the loan application fee.

Inflation

Leases at the office properties typically provide for rent adjustments and pass-through of certain operating expenses during the term of the lease. We anticipate that these provisions may permit us to increase rental rates or other charges to tenants in response to rising prices, and therefore serve to reduce our exposure to the adverse effects of inflation.

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

For debt obligations, the table below presents required principal payments and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Collateralized Fixed Rate Debt	$166	$345	$365	$385	$407	$22,271	$23,939	$22,918
Average interest rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%

As of June 30, 2006, the Partnership had cash equivalents of $3,558,000 in an interest-bearing money market account, and $5,000,000 in short-term investments. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

Item 4. Controls and Procedures

The principal executive and principal financial officer of the General Partner have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officer of the General Partner have concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A. Risk Factors

There have been no material changes in the Partnership’s risk factors from those disclosed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits

(a) Exhibits:

31	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

	By		Rancon Financial Corporation a California corporation, its General Partner

Date: August 14, 2006			By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 14, 2006		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner