Form 10-Q
period 2006-09-30
RANCON REALTY FUND IV
filed 2006-11-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Total number of units outstanding as of November 14, 2006: 65,840

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets

Investments in real estate:
Rental properties	$50,677	$49,556
Accumulated depreciation	(12,796)	(11,451)

Rental properties, net	37,881	38,105

Construction in progress	1,491	—
Land held for development	153	476

Total investments in real estate	39,525	38,581

Cash and cash equivalents	3,470	10,019
Short-term investments	5,000	—
Accounts receivable	180	253
Deferred costs, net of accumulated amortization of $1,104 and $807 at September 30, 2006 and December 31, 2005, respectively	2,364	2,211
Prepaid expenses and other assets	1,692	1,211

Total assets	$52,231	$52,275

Liabilities and Partners’ Equity

Liabilities:
Note payable and line of credit	$23,856	$24,100
Accounts payable and other liabilities	484	582
Construction costs payable	635	—
Prepaid rent	107	71

Total liabilities	25,082	24,753

Commitments and contingent liabilities (Notes 4 and 7)

Partners’ Equity (deficit):
General Partner	(498)	(504)
Limited partners, 65,840 and 66,892 limited partnership units outstanding at September 30, 2006 and December 31, 2005, respectively	27,647	28,026

Total partners’ equity	27,149	27,522

Total liabilities and partners’ equity	$52,231	$52,275

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating Revenue	$2,352	$1,895	$6,947	$5,284

Operating Expenses
Property operating	944	771	2,375	2,034
Depreciation and amortization	654	456	1,851	1,327
Expenses associated with undeveloped land	34	34	104	102
General and administrative	201	286	721	764

Total operating expenses	1,833	1,547	5,051	4,227

Operating income	519	348	1,896	1,057

Interest and other income	44	6	122	8
Interest expense	(357)	(178)	(1,059)	(321)

Income from continuing operations	206	176	959	744

Income from discontinued operations (including gain on sale of real estate of $2,075 in 2005)	—	—	—	2,164

Net income	$206	$176	$959	$2,908

Basic and diluted net income per limited partnership unit
Continuing operations	$2.81	$2.33	$13.06	$10.97
Discontinued operations	—	—	—	28.84

	$2.81	$2.33	$13.06	$39.81

Weighted average number of limited partnership units outstanding during each period	65,845	67,946	66,101	68,346

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2006

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2005	$(504)	$28,026	$27,522
Redemption of limited partnership units	—	(431)	(431)
Net income	96	863	959
Distributions ($12.29 per limited partnership unit)	(90)	(811)	(901)

Balance (deficit) at September 30, 2006	$(498)	$27,647	$27,149

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:

Net income	$959	$2,908
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate and land held for development	—	(2,075)
Depreciation and amortization (including discontinued operations)	1,851	1,346
Amortization of loan fees, included in interest expense (including discontinued operations)	76	81
Changes in certain assets and liabilities:
Accounts receivable	73	57
Deferred costs	(486)	(924)
Prepaid expenses and other assets	(577)	(426)
Accounts payable and other liabilities	81	196
Prepaid rent	36	177

Net cash provided by operating activities	2,013	1,340

Cash flows from investing activities:

Purchase of short-term investments	(5,000)	—
Net proceeds from sales of real estate	—	4,097
Additions to real estate investments	(1,593)	(3,660)

Net cash (used for) provided by investing activities	(6,593)	437

Cash flows from financing activities:

Draws on line of credit	—	2,363
Principal payments on note payable	(244)	(118)
Loan fee for line of credit	(28)	(29)
Refund of loan application fee	88	—
Redemption of limited partnership units	(727)	(585)
Distributions to limited partners	(811)	(710)
Distributions to General Partner	(247)	—

Net cash (used for) provided by financing activities	(1,969)	921

Net (decrease) increase in cash and cash equivalents	(6,549)	2,698

Cash and cash equivalents at beginning of period	10,019	701

Cash and cash equivalents at end of period	$3,470	$3,399

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $475 at September 30, 2005, and none for 2006)	$983	$300

Supplemental disclosure of non-cash investing activities:
Completed real estate investment transferred out of construction in progress to rental property	$—	$11,532

Premium paid on redemption of limited partnership units	$274	$—

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$—	$82
Redemption payable	$—	(82)

	$—	$—

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$213	$605

Write-off of fully amortized deferred costs	$68	$308

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund IV, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in 1987. The general partners of the Partnership are Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly owned by DLS. The Partnership has no employees.

During the nine months ended September 30, 2006, a total of 1,052 units of limited partnership interest (“Units”) were redeemed at an average price of $670. As of September 30, 2006, there were 65,840 Units outstanding.

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

Risks and Uncertainties

The Partnership’s ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership’s properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties. See Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and in this quarterly report on Form 10-Q for the quarter ended September 30, 2006 for a discussion of the risks that may effect the Partnership’s results of operations and ability to meet financial obligations.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of September 30, 2006 and December 31, 2005, and the consolidated Statements of Operations of the Partnership and its wholly-owned subsidiaries for the three and nine months ended September 30, 2006 and 2005, and the consolidated Statements of cash flows of the Partnership and its wholly-owned subsidiaries for the nine months ended September 30, 2006 and 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2006 and December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, partners’ equity for the nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 and 2005. These consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005

Use of Estimates

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

Construction In Progress and Land Held for Development

Construction in progress and land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; and (ii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually.

The pre-development costs for a new project include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods that activities which are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

Cash and Cash Equivalents

The Partnership considers money market funds and certificates of deposit with original maturities of less than ninety days when purchased to be cash equivalents.

Short-term Investments

The Partnership considers certificates of deposit with original maturities of more than three months and less than one year when purchased to be short-term investments. The short-term investments are held to maturity and recorded at cost on the consolidated balance sheets. Interest income is recognized when earned.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other liabilities and line of credit payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s collateralized fixed rate note payable as of September 30, 2006 and December 31, 2005 was approximately $23,351,000 and $24,272,000, respectively.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan and deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants specified sales targets have been met. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected.

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

Concentration Risk

Two tenants (Inland Regional Center and University of Phoenix) represented 31% and one tenant (Inland Regional Center) represented 21% of rental income for the nine months ended September 30, 2006 and 2005, respectively.

Recently issued Accounting Literature

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Land	$4,471	$4,471
Buildings	37,311	36,995
Building and tenant improvements	8,895	8,090

	50,677	49,556
Less: accumulated depreciation	(12,796)	(11,451)

Total rental properties, net	$37,881	$38,105

As of September 30, 2006, the Partnership’s rental properties included four office buildings and seven retail buildings.

During the nine months ended September 30, 2006, fully depreciated building and tenant improvements of $213,000 were removed from the balances of such accounts.

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

Below is a summary of the results of operations of the property leased to Office Max through its disposition date (dollars in thousands):

Nine months ended September 30, 2005 (1)
Operating Revenue	$172

Property operating	64
Depreciation and amortization	19

Total operating expenses	83

Income before gain on sale of real estate	89
Gain on sale of real estate	2,075

Income from discontinued operations	$2,164

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Tri-City (approximately 1.6 acres of land with a cost basis of $219)	$1,491	$––

During the third quarter of 2006, the land, pre-development costs and construction costs of North River Place were reclassed from land held for development to construction in progress. During 2006, the Partnership entered into a contract with a construction company for $7,964,000 to build the core and shell of a three-story multi-tenant 72,000-gross-square-foot office building on an approximately 1.6 acres land parcel known as North River Place. The contract cost and other costs are estimated to be approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007 and tenant improvement could start as early as March 2007.

Land held for development consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Tri-City (approximately 14.7 and 16.3 acres of land as of September 30, 2006 and December 31, 2005, respectively)	$153	$476

As of September 30, 2006, the Partnership owned approximately 14.7 acres of undeveloped land which are part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7).

Note 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006	December 31, 2005

Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$23,856	$24,100

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt with an aggregate net carrying value of approximately $16,016,000 and $16,419,000 at September 30, 2006 and December 31, 2005, respectively. This note provides a one-time loan assumption and a release provision for an individual asset.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership has a line of credit that was unused as of September 30, 2006 and December 31, 2005, respectively. The line of credit which is collateralized by Inland Regional Center, has a total availability of $5 million, monthly interest-only payments, a maturity date of April 15, 2007, and bears interest at the Prime Rate (8.25% and 7.25% as of September 30, 2006 and December 31, 2005, respectively).

The annual maturities of the Partnership’s note payable as of September 30, 2006 are as follows (in thousands):

2006	$83
2007	345
2008	365
2009	385
2010	407
Thereafter	22,271

Total	$23,856

Note 6. RELATED PARTY TRANSACTIONS

In July 2004, the Partnership extended its management relationship with Glenborough Properties L.P. (“Glenborough”) through December 31, 2006. In May 2006, the Partnership further extended the Property Management and Services Agreement with Glenborough through December 31, 2008. All other terms and conditions remained unchanged. The Partnership engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in the property operating in the statements of operations ($195,000 and $161,000 for the nine months ended September 30, 2006 and 2005); (ii) a construction services fee which was included in the rental properties in the balance sheets ($2,000 and $69,000 for the nine months ended September 30, 2006 and 2005, respectively); (iii) a specified asset and Partnership management fee of $300,000 per year (with reimbursements of certain expenses and consulting service fees) which was included in general and administrative in the statements of operations ($225,000 and $223,000 for the nine months ended September 30, 2006 and 2005, respectively); (iv) a leasing services fee which was included in the deferred costs in the balance sheets ($245,000 and $312,000 for the nine months ended September 30, 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties which was included in the gain on sale of real estate in the consolidated statements of operations ($0 and $87,000 for the nine months ended September 30, 2006 and 2005, respectively) and 4% for unimproved properties ($0 and $0 for the nine months ended September 30, 2006 and 2005); (vi) a financing services fee of 1% of the gross loan amount ($0 and $0 for the nine months ended September 30, 2006 and 2005); and (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties in the balance sheets, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($180,000 and $51,000 for the nine months ended September 30, 2006 and 2005, respectively). The fees for the above services totaled $847,000 and $903,000 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, Glenborough held 3,722 or 5.7% of the units of limited partnership interest purchased from unaffiliated third parties.

On September 30, 2006, the Partnership incurred expenses of approximately $48,000 on behalf of Rancon Realty Fund V (“Fund V”), a separate partnership sponsored by the General Partner of the Partnership. The amount was repaid in October 2006.

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

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system—The Waterman Landfill Cover Improvement Plans, April 2002, perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system began in October 2004 and the system was completed in the third quarter of 2005. A plan was submitted by the City to the County of San Bernardino (“the County”) for review and approval for the gas extraction system. In the last quarter of 2005, the plan was approved and a pilot system to test the viability of the gas extraction system was installed. A permanent carbon system is in the process of being reviewed by the City, the County and the SARWQCB. It is expected that the installation of the system and the final approval of its operation will be completed in the first quarter of 2007. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership’s December 31, 2005 audited consolidated financial statements and the notes thereto and the unaudited interim consolidated financial statements and the notes thereto in Item I.

Background

The Partnership’s initial acquisition of property between 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner of the Partnership.

Overview

Tri-City Properties

As of September 30, 2006, the Partnership’s rental properties include four office and seven retail buildings, aggregating approximately 486,000 rentable square feet, of which 331,000 square feet are office space, and 155,000 square feet are retail space. Carnegie Business Center I, formerly an industrial flex building, was repositioned as an office building on January 1, 2006.

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

As of September 30, 2006, the weighted average occupancy of the eleven rental properties was 95%.

As of September 30, 2006, there were nine tenants at Tri-City occupying substantial portions of leased rental space. These nine tenants, in the aggregate, occupied approximately 331,000 square feet of the 486,000 total rentable square feet at Tri-City and accounted for approximately 69% of the rental income of the Partnership during the nine months ended September 30, 2006.

Tri-City Land

As of September 30, 2006, the Partnership owned an approximate 1.6 acres land parcel, for which construction began in September 2006 and 14.7 acres of undeveloped land.

During 2006, the Partnership entered into a contract with a construction company for $7,964,000 to build the core and shell of a three-story multi-tenant 72,000 gross-square-foot office building on an approximately 1.6 acres land parcel known as North River Place. The contract cost and other costs are estimated to be approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007 and tenant improvement could start as early as March 2007. Approximately two acres of land which are adjacent to the 14.7-acre landfill will be utilized to build a parking lot to serve North River Place

The remaining approximate 14.7 acres of the Tri-City land owned by the Partnership were part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board “SARWQCB”, with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system—The Waterman Landfill Cover Improvement Plans, April 2002, perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system began in October 2004 and the system was completed in the third quarter of 2005. A plan was submitted by the City to the County of San Bernardino (“the County”) for review and approval for the gas extraction system. In the last quarter of 2005, the plan was approved and a pilot system to test the viability of the gas extraction system was installed. A permanent carbon system is in the process of being reviewed by the City, the County and the SARWQCB. It is expected that the installation of the system and the final approval of its operation will be completed in the first quarter of 2007. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

Financing

The Partnership’s Tri-City Properties are owned by the Partnership, in fee, subject to the following first deeds of trust as of September 30, 2006:

Collateral	Eight properties (details below)	Inland Regional Center
Form of debt	Note payable	Line of credit
Availability	—	$5,000,000
Outstanding balance	$23,856,000	$ 0
Interest Rate	5.46%	Prime rate (8.25%)
Monthly payment	$136,000	Interest only
Maturity date	1/1/16	4/15/07

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt.

Results of Operations

Comparison of the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005.

Revenue

Rental income increased $457,000, or 24%, and $1,663,000 or 31%, for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to increases in occupancy at Vanderbilt Plaza, Carnegie Business Center I and Service Retail Center. Additionally, Vanderbilt Plaza commenced operations in February 2005.

Expenses

Operating expenses increased $173,000, or 22%, and $341,000, or 17%, for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to increases in occupancy at Vanderbilt Plaza, Carnegie Business Center I and Service Retail Center and an increase in insurance expenses, partially offset by a decrease in property taxes. Additionally, Vanderbilt Plaza commenced operations in February 2005.

Depreciation and amortization increased $198,000, or 43%, and $524,000, or 39%, for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to depreciation commencing at Vanderbilt Plaza, depreciation on additional tenant improvements, and amortization of additional lease commissions.

General and administrative expenses decreased $85,000, or 30%, and $43,000, or 6%, for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to one-time additional investor service and refinancing expenses in 2005, partially offset by increases in audit and tax fees and state taxes.

Non-operating income / expenses

Interest and other income increased $38,000 and $114,000 for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to an increase in the average invested cash balance resulting from the proceeds of the refinancing completed in the fourth quarter of 2005.

Interest expense increased $179,000 and $738,000 for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to an increase in borrowings and cessation of the capitalization of interest for the Vanderbilt Plaza development, which commenced operations in February 2005.

Income from discontinued operations of $2,164,000 for the nine months ended September 30, 2005 reflected the net operating income and gain from the June 2005 sale of the property leased to Office Max.

Liquidity and Capital Resources

As of September 30, 2006, the Partnership had cash and cash equivalents of $3,470,000.

The Partnership’s primary liability at September 30, 2006 is a note payable of approximately $23,856,000, collateralized by properties with an aggregate net carrying value of approximately $16,016,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides a one-time loan assumption and a release provision for an individual asset.

The Partnership has a line of credit, which is collateralized by Inland Regional Center and was unused as of September 30, 2006 and December 31, 2005. The line of credit has a total availability of $5 million, monthly interest-only payments, a maturity date of April 15, 2007, and bears interest at the Prime Rate (8.25% and 7.25% as September 30, 2006 and December 31, 2005, respectively).

As of September 30, 2006, the Partnership had a short-term investment of $5,000,000. The investment is a certificate of deposit with an interest rate of 2.48% and a maturity date of January 27, 2007. Interest income is recognized when earned.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

As of September 30, 2006, the Partnership had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$83	$710	$792	$22,271	$23,856
Interest on indebtedness	325	2,559	2,478	5,773	11,135
Construction contract commitment (1)	1,258	6,212	—	—	7,470

Total	$1,666	$9,481	$3,270	$28,044	$42,461

(1)	During 2006, the Partnership entered into a contract with a construction company for $7,964,000 to build the core and shell of a three-story multi-tenant 72,000-gross-square-foot office building on an approximately 1.6 acres land parcel known as North River Place. The contract cost and other costs are estimated to be approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007 and tenant improvement could start as early as March 2007. As of September 30, 2006, the contract costs of $494,000 had been incurred.

Management expects that the Partnership’s cash and cash equivalents as of September 30, 2006, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the nine months ended September 30, 2006, the Partnership’s cash provided by operating activities totaled $2,013,000.

The $73,000 decrease in accounts receivable at September 30, 2006, compared to December 31, 2005, was primarily due to collection of receivables related to tenant improvements, partially offset by an increase in accruals in interest income related to the short-term investment and tenant percentage rent.

The $486,000 increase in deferred costs at September 30, 2006, compared to December 31, 2005, was primarily due to increases in lease commissions paid for new leases at Vanderbilt Plaza and the renewal of leases at Carnegie Business Center I, Palm Court Retail 2 and TGI Friday’s. The Partnership paid to Glenborough in leasing service of approximately $245,000 for the nine months ended September 30, 2006.

The $577,000 increase in prepaid expenses and other assets at September 30, 2006, compared to December 31, 2005, was primarily due to an increase in the straight line rent receivable and earthquake insurance premiums paid, partially offset by the amortization of prepaid insurance.

The $81,000 decrease in accounts payable and other liabilities at September 30, 2006, compared to December 31, 2005, was primarily due to property taxes paid in April 2006, distributions to the General Partner and the redemption of Partnership Units, partially offset by increases in accruals in audit and tax preparation fees and investor service expenses.

The $36,000 increase in prepaid rents at September 30, 2006, compared to December 31, 2005, was due to the receipt of October 2006 rents in September 2006, in excess of the January 2006 rents received in December 2005.

Investing Activities

During the nine months ended September 30, 2006, the Partnership’s cash used for investing activities totaled $6,593,000, which consisted of $5,000,000 used for the purchase of short-term investments, as well as $1,593,000 in additions to real estate investments primarily due to building and tenant improvements at Vanderbilt Plaza, Carnegie Business Center I, TGI Friday’s, Service Retail Center and One Vanderbilt.

Financing Activities

During the nine months ended September 30, 2006, the Partnership’s cash used for financing activities totaled $1,969,000, which consisted of $244,000 for principal payments on a note payable, $28,000 annual loan fee for the line of credit, $727,000 for redemption of the limited partnership Units, $811,000 for payment of distributions to the limited partners, and $247,000 for payment of distributions to the General Partner, of which $157,000 was accrued in 2005, partially offset by a refund of $88,000 from loan application fees, net of payment of loan related expenses.

Cash Flows

During the nine months ended September 30, 2006, cash provided by operating activities was $2,013,000, as compared to cash provided by operating activities of $1,340,000 for the same period in 2005. The change was primarily due to an increase in rental income resulting from increases in occupancy at Vanderbilt Plaza, Carnegie Business Center I and Service Retail Center, an increase in prepaid rent, as well as a decrease in deferred costs, partially offset by an increase in prepaid expenses and other assets, as well as accounts payable and other liabilities. During the nine months ended September 30, 2006, cash used for investing activities was $6,593,000, as compared to cash provided by investing activities of $437,000 for the same period in 2005. The change was primarily due to cash used for the purchase of the short-term investments and a decrease in proceeds from sales of real estate, partially offset by a decrease in construction costs at Vanderbilt Plaza, which was completed in February 2005. During the nine months ended September 30, 2006, cash used for financing activities was $1,969,000, as compared to cash provided by financing activities of $921,000 for the same period in 2005. The change was primarily due to decreases in borrowings from the line of credit and increases in principal payments on the note payable, redemptions of limited partnership units and distributions to limited partners and the General Partner, partially offset by the refund of the loan application fee.

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

For debt obligations, the table below presents required principal payments and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Collateralized Fixed
Rate Debt	$83	$345	$365	$385	$407	$22,271	$23,856	$23,351
Average interest rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%

As of September 30, 2006, the Partnership had cash equivalents of $3,470,000 in an interest-bearing money market account, and $5,000,000 in short-term investments. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

Item 4. Controls and Procedures

The principal executive officer and principal financial officer of the General Partner has evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive officer and principal financial officer of the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits

(a) Exhibits:

31	Rule 13a-14 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32	Section 1350 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

	By	Rancon Financial Corporation a California corporation, its General Partner

Date: November 14, 2006		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 14, 2006	By:	/s/ Daniel L. Stephenson Daniel L. Stephenson, General Partner