Form 10-K
period 2006-12-31
RANCON REALTY FUND IV
filed 2007-04-06
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits: The index of exhibits is contained herein on page number 40

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Part I

Item 1.	Business

Rancon Realty Fund IV, a California Limited Partnership (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly owned by DLS. The Partnership has no employees.

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2006, the Partnership has eleven properties consisting of four office buildings and seven retail buildings. The Partnership’s properties are more fully described in Item 2.

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

In 2004, 2005 and 2006, a total of 1,285, 2,062 and 1,052 units of limited partnership interest (“Units”) were redeemed at average per unit prices of $437, $529 and $670, respectively. As of December 31, 2006, there were 65,840 Units outstanding.

The Partnership commenced on April 3, 1984 and shall continue until December 31, 2015, unless terminated earlier in accordance with the provisions of the Partnership Agreement.

Competition Within The Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Other than Fund V, management is not aware of any specific competitors of the Partnership’s properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager, the maintenance and appearance of the property and rental rates, in addition to external factors such as general economic circumstances, trends, and the existence of new competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership’s properties are competitive with comparable properties as to those factors within the Partnership’s control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership’s practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies.

Other Factors

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system began in October 2004 and the system was completed in the third quarter of 2005. A plan was submitted by the City to the County of San Bernardino (“the County”) for review and approval for the gas extraction system. In the last quarter of 2005, the plan was approved and a pilot system to test the viability of the gas extraction system was installed. A permanent carbon system is in the process of being installed by the City, which was approved by the County and the SARWQCB. The installation of the system is completed; however, the final approval of its operation is pending. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

Item 1A.	Risk Factors

Market Fluctuations in Rental Rates and Occupancy Could Adversely Affect Our Operations

As leases turn over, our ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically may be impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space (including sublease space offered by tenants who have vacated space in competing buildings prior to the expiration of their lease term), and the level of improvements which may be required at the property. We cannot be assured that the rental rates we obtain in the future will be equal to or greater than those obtained under existing contractual commitments. If we cannot lease all or substantially all of the expiring space at our properties promptly, or if the rental rates are significantly lower than expected, then the results of operations and financial condition could be negatively impacted.

Tenants’ Defaults Could Adversely Affect Our Operations

Our ability to manage our assets is subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply, which in some instances may restrict the amount and recoverability of our claims against the tenant. A tenant’s defaulting on their obligations to us could adversely affect our results of operations and financial condition.

Potential Liability Due to Environmental Matters

Under federal, state and local laws relating to protection of the environment (“Environmental Laws”) a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances on the property. These owners may be required to investigate and clean-up the contamination on the property as well as the contamination which has migrated from the property. Environmental Laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of the contamination. This liability may be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated. These restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of those substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance policy insuring the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

During 1984 and 1985, the Partnership acquired a total of 76.56 acres of partially developed land in Tri-City for an aggregate purchase price of $9,917,000. In 1985, Fund V acquired the remaining 76.21 acres within Tri-City.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside Counties.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 13.4 million square feet of office space. According to a fourth quarter 2006 market view report from an independent broker, accelerated growth in the Inland Empire in the past 2 decades has resulted in an increase in the economic traffic and created a major distribution point out of the Inland Empire. Investment firms and capital markets are viewing the Inland Empire as a market of its own with great expectation and good investment returns. The study showed an overall vacancy rate of approximately 8.75% within the Inland Empire East Market as of December 31, 2006.

As of December 31, 2006, the Partnership owned eleven rental properties, 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land. The Partnership’s plan is to develop more properties on the remaining acres of land to generate more operating income for the Partnership in this fast–growing market.

Properties

The Partnership’s improved properties in Tri-City are as follows:

Property	Type	Square Footage
One Vanderbilt	Four story office building	73,729
Carnegie Business Center I	Two office buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four strip center retail buildings	66,244
Inland Regional Center (“IRC”)	Two story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four story office building	114,212

The four office properties totaling approximately 332,000 square feet are 93% occupied, and the seven retail properties totaling approximately 154,000 square feet are 99% occupied as of December 31, 2006.

As of December 31, 2006, there were nine tenants occupying substantial portions of leased rental space. These nine tenants, in the aggregate, occupied approximately 343,000 square feet of the 486,000 total rentable square feet at Tri-City and accounted for approximately 70% of the rental income of the Partnership in 2006.

Occupancy rates for the Partnership’s properties for each of the five years ended December 31, 2006 were as follows:

	2006	2005	2004	2003	2002
One Vanderbilt	100%	97%	100%	95%	98%
Carnegie Business Center I	100%	89%	100%	100%	100%
Service Retail Center	95%	100%	94%	93%	93%
Promotional Retail Center	100%	100%	100%	100%	100%
IRC	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	100%	100%	100%	100%	100%
Palm Court Retail #2	100%	100%	100%	100%	100%
Vanderbilt Plaza (commenced operations in February 2005)	79%	66%	N/A	N/A	N/A

Weighted average occupancy	95%	90%	99%	99%	99%

The annual effective rents per square foot for each of the five years ended December 31, 2006 were as follows:

	2006	2005	2004	2003	2002
One Vanderbilt	$21.99	$21.33	$20.71	$19.36	$17.43
Carnegie Business Center I	$16.07	$13.54	$12.34	$11.98	$11.65
Service Retail Center	$19.49	$18.59	$17.79	$17.22	$17.45
Promotional Retail Center	$12.39	$12.26	$11.67	$11.42	$11.03
Inland Regional Center	$17.19	$16.22	$16.22	$15.30	$15.30
TGI Friday’s	$20.34	$19.18	$19.18	$19.18	$19.18
Circuit City	$14.72	$14.72	$14.81	$14.72	$13.38
Mimi’s Café	$14.81	$14.81	$14.81	$13.17	$13.17
Palm Court Retail #1	$24.96	$23.60	$22.35	$22.11	$21.87
Palm Court Retail #2	$27.00	$24.99	$24.26	$23.55	$22.87
Vanderbilt Plaza (commencing February 2005)	$22.72	$20.42	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December 2006 monthly rental income for each tenant by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2006:

Collateral	Eight properties (discussed below)	Inland Regional Center
Form of debt	Note payable	Line of credit
Availability	—	5,000,000
Outstanding balance	$23,773,000	$0
Interest Rate	5.46%	Prime rate (8.25%)
Monthly payment	$136,000	Interest only
Maturity date	1/1/16	4/15/07

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The line of credit is scheduled to mature on April 15, 2007. The Partnership is in the process of extending the maturity date of the line of credit for an additional three years for the availability of draws, if necessary, for the construction of North River Place (see below for discussion). As of December 31, 2006, no amount under the line of credit was outstanding.

Land

As of December 31, 2006, the Partnership owned approximately 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land.

During 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acres land parcel. The total cost to complete the project is approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007.

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system began in October 2004 and the system was completed in the third quarter of 2005. A plan was submitted by the City to the County of San Bernardino (“the County”) for review and approval for the gas extraction system. In the last quarter of 2005, the plan was approved and a pilot system to test the viability of the gas extraction system was installed. A permanent carbon system is in the process of being installed by the City, which was approved by the County and the SARWQCB. The installation of the system is completed; however, the final approval of its operation is pending. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Market Information

There is no established trading market for the units of limited partnership interest (“Units”) issued by the Partnership.

Holders

As of December 31, 2006, there were 7,612 holders of Units.

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

In 2006, the Partnership distributed from operations $1,623,000 to the limited partners and $180,000 to the General Partner.

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

The following is selected financial data for each of the five years ended December 31, 2006 (in thousands, except per unit of limited partnership interest (“Units”) data):

	2006	2005	2004	2003	2002
Operating Revenue	$9,483	$7,531	$6,655	$6,731	$5,968
Gain on sale of land held for development	$—	$—	$1,347	$—	$—
Income (loss) from continuing operations	$1,474	$1,233	$2,191	$821	$(544)
Income from discontinued operations	$—	$2,164	$183	$180	$5,356
Net income	$1,474	$3,397	$2,374	$1,001	$4,812
Net income allocable to limited partners	$1,327	$3,161	$2,202	$901	$4,556
Net income per limited partnership unit	$20.09	$46.45	$31.65	$12.72	$61.87
Total assets	$52,368	$52,275	$40,560	$34,619	$35,498
Long-term obligations	$23,773	$24,100	$13,236	$7,782	$7,970
Cash distributions per limited partnership unit	$24.62	$21.84	$17.68	$15.18	$13.20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2006, the Partnership has eleven properties which consisted of four office buildings and seven retail buildings.

Overview

Construction

During 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel. The total cost to complete the project is approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007.

Unit redemption

During 2006, a total of 1,052 Units were redeemed at an average price of $670. As of December 31, 2006, there were 65,840 Units outstanding.

Results Of Operations

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Revenue

Operating revenue for the year ended December 31, 2006 increased $1,952,000, or 26%, compared to the year ended December 31, 2005, primarily due to increases in occupancy at Vanderbilt Plaza and Carnegie Business Center I, partially offset by a decrease in occupancy at Service Retail Center. In addition, Vanderbilt Plaza commenced operations in February 2005.

Expenses

Operating expenses increased $493,000, or 18%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to increases in occupancy at Vanderbilt Plaza and Carnegie Business Center I, partially offset by a decrease in occupancy at Service Retail Center, as well as an increase in earthquake insurance premiums. In addition, Vanderbilt Plaza commenced operations in February 2005.

Depreciation and amortization increased $692,000, or 38%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to depreciation on one new building, additional tenant improvements, and amortization of additional lease commissions.

General and administrative expenses decreased $96,000, or 9%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to one-time additional investor service and refinancing expenses in 2005, partially offset by increases in audit and tax fees and state taxes.

Non-operating income / expenses

Interest and other income increased $138,000, or 1,062%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to an increase in the investment of proceeds of the refinancing completed in the fourth quarter of 2005.

Interest expense increased $767,000, or 123%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to an increase in borrowings and cessation of the capitalization of interest for the Vanderbilt Plaza development, which commenced operations in February 2005, partially offset by the capitalization of interest for the North River Place development, which commenced construction in September 2006.

Income from discontinued operations of $2,164,000 in 2005 reflected the net operating income and gain from sale in June 2005 of the property leased to Office Max.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Revenue

Operating revenue for the year ended December 31, 2005 increased $876,000, or 13%, compared to the year ended December 31, 2004, primarily due to an increase in occupancy at Vanderbilt Plaza, which commenced operation in February 2005, partially offset by a decrease in occupancy at Carnegie Business Center I.

Expenses

Operating expenses increased $243,000, or 10%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to the commencement of operations at Vanderbilt Plaza in February 2005, partially offset by a reduction in the property management fees from 5% in 2004 to 3% in 2005.

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

General and administrative expenses decreased $220,000, or 18%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to a reduction in asset and Partnership management fees in 2005, partially offset by one-time additional investor service and refinancing expenses in 2005.

Non-operating income / expenses

The gain on sale of land held for development of $1,347,000 during 2004 resulted from the sale of two lots known as Brier Business Center I and Brier Plaza in April 2004.

Interest expense increased $178,000, or 40%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to an increase in line of credit balance during the year, an increase in interest rates, as well as the write-off of loan fees of approximately $64,000, partially offset by a decrease in interest and loan expenses capitalized at Vanderbilt Plaza during construction.

Income from discontinued operations of $2,164,000 and $183,000 for the years ended December 31, 2005 and 2004, respectively, reflected the sale of the property leased to Office Max in June 2005, as well as the net operating income from the sold property in 2005 and 2004, respectively (as discussed below).

Liquidity and Capital Resources

As of December 31, 2006, the Partnership had cash and cash equivalents of $1,584,000, and a short-term investment of $5,075,000. The investment is a certificate of deposit with an investment period of 181 days. Interest income is recognized when earned.

The Partnership’s primary liability at December 31, 2006 is a note payable of approximately $23,773,000, collateralized by properties with an aggregate net carrying value of approximately $15,873,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Inland Regional Center, and has a total availability of approximately $5 million, monthly interest-only payments, a maturity date of April 15, 2007, and bears variable interest at the Prime Rate (8.25% as of December 31, 2006). The Partnership is in the process of extending the term of the line of credit for an additional three years for the availability of draws, if necessary, for the construction costs of North River Place. As of December 31, 2006, no amount under the line of credit was outstanding.

On June 3, 2005, the Partnership sold a property leased to Office Max for a price of $4,350,000 and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 as of December 31, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

At December 31, 2006, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$345	$750	$836	$21,842	$23,773
Interest on indebtedness	1,289	2,520	2,434	4,567	10,810
Construction contract commitment (1)	6,066	––	––	––	6,066

Total	$7,700	$3,270	$3,270	$26,409	$40,649

(1)

During 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximately 1.6 acres land parcel. The total cost to complete the project is approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007.

Management expects that the Partnership’s cash and cash equivalents as of December 31, 2006, together with cash from operations, sales and financing, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2006, the Partnership’s cash provided by operating activities totaled $2,905,000.

The $46,000 increase in accounts receivable during 2006 was primarily due to an increase in accruals in interest income related to the short-term investment and tenant percentage rent.

The $484,000 increase in deferred costs during 2006 was primarily due to increases in lease commissions paid for new leases at Vanderbilt Plaza and the renewal of leases at Carnegie Business Center I, Palm Court Retail 2 and TGI Friday’s. The Partnership paid to Glenborough LLC, a related party, leasing service fees of approximately $245,000 in 2006.

The $488,000 increase in prepaid expenses and other assets during 2006 was primarily due to an increase in straight line rent receivables and earthquake insurance premiums paid, partially offset by the amortization of prepaid insurance.

The $197,000 decrease in accounts payable and other liabilities during 2006 was primarily due to distributions to the General Partner and the redemption of Partnership Units which were accrued in 2005, partially offset by increases in accruals in audit and tax preparation fees and investor service expenses.

The $40,000 increase in prepaid rents at December 31, 2006 was due to the receipt of January 2007 rents in December 2006, in excess of the January 2006 rents received in December 2005.

Investing Activities

During the year ended December 31, 2006, the Partnership’s cash used for investing activities totaled $8,387,000; which consisted of $5,075,000 used for the purchase of short-term investments and $3,312,000 in additions to real estate investments ($2,119,000 for building and tenant improvements at Vanderbilt Plaza, Carnegie Business Center I, TGI Friday’s and One Vanderbilt and $1,193,000 for construction costs at North River Place).

Financing Activities

During the year ended December 31, 2006, the Partnership’s cash used for financing activities totaled $2,953,000, which consisted of $327,000 for principal payments on a note payable, $28,000 annual loan fee for the line of credit, $727,000 for redemption of Units, $1,623,000 for payment of distributions to the limited partners, and $337,000 for payment of distributions to the General Partner, of which $157,000 was accrued in 2005, partially offset by a refund of $89,000 from loan application fees.

Cash Flows

During 2006, cash provided by operating activities was $2,905,000, as compared to cash provided by operating activities of $1,641,000 for the same period in 2005. The change was primarily due to an increase in rental income resulting from increases in occupancy at Vanderbilt Plaza, Carnegie Business Center I and Service Retail Center, a decrease in deferred costs, partially offset by increases in prepaid expenses and other assets, as well as accounts payable and other liabilities. During 2006, cash used for investing activities was $8,387,000, as compared to cash used for investing activities of $140,000 for the same period in 2005. The changes were primarily due to cash used for the purchase of the short-term investments and a decrease in proceeds from the sale of real estate, partially offset by a decrease in construction costs at Vanderbilt Plaza, which was completed in February 2005, and an increase in construction costs at North River Place, which started in late September 2006. During 2006, cash used for financing activities was $2,953,000, as compared to cash provided by financing activities of $7,817,000 for the same period in 2005. The change was primarily due to decreases in borrowings from a refinancing and draws on the line of credit and increases in principal payments on the note payable, and distributions to limited partners and the General Partner, partially offset by a decrease in redemptions of Units and the refund of the loan application fee.

During 2005, cash provided by operating activities was $1,641,000, as compared to cash provided by operating activities of $2,531,000 for the same period in 2004. The change was primarily due to cash paid for lease commissions, offset by an increase in rental income from Vanderbilt Plaza. Vanderbilt Plaza commenced operation in February 2005. Cash used for investing activities was $140,000, as compared to cash used for investing activities of $8,573,000 for the same period in 2004. The change was primarily due to a decrease in construction costs at Vanderbilt Plaza, which was completed in February 2005, offset by higher proceeds from a property sale, which was leased to Office Max, compared to the land sales in 2004. Cash provided by financing activities was $7,817,000, as compared to cash provided by financing activities of $3,431,000 for the same period in 2004. The change was primarily due to an increase in borrowings from a new note payable, partially offset by decreases in payoff of the existing borrowings, and the line of credit draws, and increases in redemption of Units, as well as distributions to limited partners.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis over the term of its leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

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

The pre-development costs for a new project are capitalized and include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods when activities that are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

The actual value of the Partnership’s portfolio of properties and land held for development could be different from their carrying amounts.

Recently issued Accounting Literature

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Consideration of the Effects of Prior Year Period Misstatements in Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which becomes effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 did not have any impact on the financial statements.

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

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations. See Item 1A for further discussion.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46%.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Collateralized Fixed Rate debt	$345	$365	$385	$407	$429	$21,842	$23,773

As of December 31, 2006, the Partnership had cash equivalents of $1,584,000 invested in an interest-bearing money market account and $5,075,000 in short-term investments. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Financial Statement Schedule as included in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The principal executive officer and principal financial officer of the General Partner has evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive officer and principal financial officer of the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Partnership’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Glenborough Fund XV LLC	4,582 Units	6.96%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (I.R.A.)	4 Units (direct)	*
Units	Daniel L. Stephenson Family Trust	100 Units (direct)	*

*	Less than 1 percent

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

Item 13.	Certain Relationships and Related Transactions, Director Independence

During the year ended December 31, 2006, the Partnership did not incur any expenses or costs reimbursable to RFC, Mr. Stephenson or any other related person of the Partnership, other than fees paid to Glenborough LLC, which holds 6.96% of the units. See Note 6 to the consolidated financial statements for a description of such fees.

Item 14.	Principal Accountant Fees and Services

The Partnership was billed $11,000, $20,250 and $71,000 in 2006, 2005 and 2004, respectively for audit services rendered by the former accountants, $85,000 and $80,000 in 2006 and 2005, respectively for audit services rendered by the principal accountant. The Partnership was not billed for any other services by the accountants during such periods.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Partners’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2006 and Notes thereto

(3)	Exhibits:

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003) is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004) incorporated herein by reference.

(10.5)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 7, 2005).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

	By:	Rancon Financial Corporation a California corporation, its General Partner

Date: April 6, 2007	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: April 6, 2007	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson,
General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund IV, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended December 31, 2006 and 2005, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, CA
April 6, 2007

Report of Former Independent Registered Public Accounting Firm

The General Partner

RANCON REALTY FUND IV, a California Limited Partnership:

We have audited the accompanying consolidated statements of operations, partners’ equity, and cash flows of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the 2004 information in the accompanying financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of RANCON REALTY FUND IV, a California Limited Partnership, and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2004 information in the accompanying financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

March 23, 2005, except for

the last paragraph of note 3 which is

as of March 28, 2006

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands, except units outstanding)

	2006	2005
Assets
Investments in real estate:
Rental properties	$51,328	$49,556
Accumulated depreciation	(13,207)	(11,451)

Rental properties, net	38,121	38,105

Construction in progress	3,279	—
Land held for development	180	476

Total investments in real estate	41,580	38,581

Cash and cash equivalents	1,584	10,019
Short-term investments	5,075	—
Accounts receivable, net	299	253
Deferred costs, net of accumulated amortization of $1,233 and $807 at December 31, 2006 and 2005, respectively	2,227	2,211
Prepaid expenses and other assets	1,603	1,211

Total assets	$52,368	$52,275

Liabilities and Partners’ Equity
Liabilities:
Note payable and line of credit	$23,773	$24,100
Accounts payable and other liabilities	206	582
Construction costs payable	1,790	—
Prepaid rent	111	71

Total liabilities	25,880	24,753

Commitments and contingent liabilities (Note 4 and 7)

Partners’ Equity:
General Partner	(537)	(504)
Limited partners, 65,840 and 66,892 limited partnership units outstanding at December 31, 2006 and 2005, respectively	27,025	28,026

Total partners’ equity	26,488	27,522

Total liabilities and partners’ equity	$52,368	$52,275

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2006, 2005 and 2004

(in thousands, except per unit amounts and units outstanding)

	2006	2005	2004
Operating Revenue	$9,483	$7,531	$6,655

Operating Expenses
Property operating	3,212	2,719	2,476
Depreciation and amortization	2,504	1,812	1,457
Expenses associated with undeveloped land	128	135	204
General and administrative	927	1,023	1,243

Total operating expenses	6,771	5,689	5,380

Operating income	2,712	1,842	1,275
Gain on sale of land held for development	—	—	1,347
Interest and other income	151	13	13
Interest expense	(1,389)	(622)	(444)

Income from continuing operations	1,474	1,233	2,191

Income from discontinued operations (including gain on sale of real estate of $2,075 in 2005)	—	2,164	183

Net income	$1,474	$3,397	$2,374

Basic and diluted income per limited partnership unit:
Continuing operations	$20.09	$16.31	$29.28
Discontinued operations	—	30.14	2.37

Net income	$20.09	$46.45	$31.65

Weighted average number of limited partnership units outstanding during each year	66,035	68,051	69,570

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2003	$(571)	26,963	26,392

Redemption of limited partnership units	—	(562)	(562)

Net income	172	2,202	2,374

Distributions ($17.68 per limited partnership unit)	(184)	(1,227)	(1,411)

Balance (deficit) at December 31, 2004	(583)	27,376	26,793

Redemption of limited partnership units	—	(1,091)	(1,091)

Net income	236	3,161	3,397

Distributions ($21.84 per limited partnership unit)	(157)	(1,420)	(1,577)

Balance (deficit) at December 31, 2005	(504)	28,026	27,522

Redemption of limited partnership units	—	(705)	(705)

Net income	147	1,327	1,474

Distributions ($24.62 per limited partnership unit)	(180)	(1,623)	(1,803)

Balance (deficit) at December 31, 2006	$(537)	$27,025	$26,488

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$1,474	$3,397	$2,374
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of land held for development and real estate	—	(2,075)	(1,347)
Depreciation and amortization (including discontinued operations)	2,504	1,831	1,534
Amortization of loan fees, included in interest expense (including discontinued operations) interest expense	102	92	106
Changes in certain assets and liabilities:
Accounts receivable	(46)	(175)	(12)
Deferred costs	(484)	(1,248)	(259)
Prepaid expenses and other assets	(488)	(303)	82
Accounts payable and other liabilities	(197)	86	76
Prepaid rent	40	36	(23)

Net cash provided by operating activities	2,905	1,641	2,531

Cash flows from investing activities:

Purchase of short-term investments	(5,075)	—	—
Net proceeds from sales of real estate and land held for development	—	4,097	1,778
Additions to real estate investments	(3,312)	(4,237)	(10,351)

Net cash used in investing activities	(8,387)	(140)	(8,573)

Cash flows from financing activities:

Proceeds from new note payable	—	24,100	—
Draws on line of credit	—	2,363	7,660
Principal payments on notes payable	(327)	(145)	(2,206)
Payoff on note payable	—	(5,431)	—
Payments on line of credit	—	(10,023)	—
Loan fees for note payable and line of credit	(28)	(391)	(217)
Refund of loan application fee	89	—	—
Redemption of limited partnership units	(727)	(1,123)	(507)
Distributions to limited partners	(1,623)	(1,420)	(1,227)
Distributions to General partner	(337)	(113)	(72)

Net cash (used in) provided by financing activities	(2,953)	7,817	3,431

Net (decrease) increase in cash and cash equivalents	(8,435)	9,318	(2,611)

Cash and cash equivalents at beginning of year	10,019	701	3,312

Cash and cash equivalents at end of year	$1,584	$10,019	$701

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $22, $560 and $473 in 2006, 2005 and 2004, respectively)	$1,286	$1,090	$811

Supplemental disclosure of non-cash investing activities:
Redemption of limited partnership units	$—	$22	$54
Redemption payable	—	(22)	(54)

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

Distribution to General Partner	$—	$157	$113
Distribution payable	—	(157)	(113)

	$—	$—	$—

Construction costs	$1,790	$12	$168
Construction costs payable	(1,790)	(12)	(168)

	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$347	$643	$5,712

Adjustment of balance sheet for fully amortized deferred costs	$77	$605	$464

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 1.	ORGANIZATION

Rancon Realty Fund IV, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership has no employees.

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres (unaudited) known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2006, the Partnership has eleven properties which consisted of four office buildings and seven retail buildings.

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

In 2004, 2005 and 2006, a total of 1,285, 2,062 and 1,052 units of limited partnership interest (“Units”) were redeemed at average prices of $437, $529 and $670, respectively. As of December 31, 2006, there were 65,840 Units outstanding.

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

December 31, 2006, 2005 and 2004

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

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2006 and 2005, the consolidated statements of operations of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2006, 2005 and 2004, the consolidated statements of partners’ equity of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2006, 2005 and 2004, and the consolidated statements of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2006, 2005 and 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

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

December 31, 2006, 2005 and 2004

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

The pre-development costs for a new project are capitalized and include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods when activities that are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

Cash and Cash Equivalents

The Partnership considers money market funds and certificates of deposit with original maturities of less than ninety days when purchased to be cash equivalents.

Short-term Investments

The Partnership considers certificates of deposit with original maturities of more than three months and less than one year when purchased to be short-term investments. The short-term investments are held to maturity and recorded at cost on the consolidated balance sheets. This certificate of deposit has an interest rate of 2.50% and a maturity date of January 27, 2007. Interest income is recognized when earned.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan. Deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of its leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

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

December 31, 2006, 2005 and 2004

Net Income Per Limited Partnership Unit

Net income per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners’ allocable share of the net income.

Income per limited partnership unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2006		2005		2004
Income allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

Income from continuing operations
Income from operations	$147	$1,327	$123	$1,110	$85	$759
Gain on sale of land held for development	—	—	—	—	68	1,279

Total allocated income from continuing operations	$147	$1,327	$123	$1,110	$153	$2,038

Income from discontinued operations
Income from operations	$—	$—	$9	80	$18	$165
Gain on sale of real estate	—	—	104	1,971	—	—

Total allocated income from discontinued operations	$—	$—	$113	$2,051	$18	$165

Net income	$147	$1,327	$236	$3,161	$171	$2,203

Weighted average number of limited partnership units outstanding during each year		66,035		68,051		69,570

Basic and diluted income per limited partnership unit:
Continuing operations		$20.09		$16.31		$29.28
Discontinued operations		—		30.14		2.37

Net income		$20.09		$46.45		$31.65

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

Concentration Risk

Two tenants (Inland Regional Center and University of Phoenix) represented 29% of operating revenue for the year ended December 31, 2006, and one tenant (Inland Regional Center) represented 19% and 22% of operating revenue for years ended December 31, 2005 and 2004, respectively.

Recently issued Accounting Literature

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Consideration of the Effects of Prior Year Period Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which becomes effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 did not have any impact on the financial statements.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 3.	INVESTMENTS IN REAL ESTATE AND DISCONTINUED OPERATIONS

Rental properties consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Land	$4,471	$4,471
Buildings	37,006	36,995
Tenant improvements	9,851	8,090

	51,328	49,556
Less: accumulated depreciation	(13,207)	(11,451)

Total rental properties, net	$38,121	$38,105

As of December 31, 2006, the Partnership’s rental properties included four office properties and seven retail properties.

During the year ended December 31, 2006, fully depreciated building and tenant improvements of $347,000 were removed from the balances of such accounts.

On June 3, 2005, the Partnership sold a property leased to Office Max for a price of $4,350,000 and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000. The proceeds were added to the Partnership’s cash reserves.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income and gain or loss on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented.

Below is a summary of the results of operations of property leased to Office Max (dollars in thousands):

	December 31, 2005	December 31, 2004
Operating Revenue	$172	$390

Operating expenses	64	130
Depreciation and amortization	19	77

Total expenses	83	207

Income before gain on sale of real estate	89	183
Gain on sale of real estate	2,075	—

Discontinued operations	$2,164	$183

Note 4.	CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Approximately 1.6 acres of land with a cost basis of $219	$3,279	$—

During the third quarter of 2006, the land, pre-development costs and construction costs of North River Place were reclassed from land held for development to construction in progress. The Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel. The total cost to complete the project is approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Land held for development consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Tri-City Corporate Center, San Bernardino, CA (approximately 14.7 and 16.3 acres in 2006 and 2005, respectively)	$180	$476

As of December 31, 2006, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7).

Note 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $136,000.	$23,773	$24,100

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Inland Regional Center, has a total availability of approximately $5 million, monthly interest-only payments, a maturity date of April 15, 2007, and bears variable interest at the Prime Rate (8.25% and 7.25% as of December 31, 2006 and 2005, respectively). As of December 31, 2006, no amount under the line of credit was outstanding.

The annual maturities of the Partnership’s note payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$345
2008	365
2009	385
2010	407
2011	429
Thereafter	21,842

Total	$23,773

Note 6.	RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the current Property Management and Services Agreement with Glenborough through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the statements of operations ($271,000, $223,000 and $352,000 in 2006, 2005 and 2004, respectively); (ii) a construction services fee which was included in rental properties on the balance sheet ($10,000 and $91,000 in 2006 and 2005, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the statements of operations ($300,000, $300,000 and $663,000 in 2006, 2005 and 2004, respectively); (iv) a leasing services fee which was included in the deferred costs on the balance sheets ($245,000 and $341,000 in 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties which was included in the gain on sale of real estate in the consolidated statements of operations ($87,000 in 2005) and a sales fee of 4% for unimproved properties ($77,000 in 2004); (vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the balance sheet ($241,000 in 2005); and (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the balance sheet, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($223,000 and $51,000 in 2006 and 2005, respectively).

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

As of December 31, 2006, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 4,582 or 6.96% of the units of limited partnership interest purchased from unaffiliated third parties.

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

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system—The Waterman Landfill Cover Improvement Plans, April 2002, perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system began in October 2004 and the system was completed in the third quarter of 2005. A plan was submitted by the City to the County of San Bernardino (“the County”) for review and approval for the gas extraction system. In the last quarter of 2005, the plan was approved and a pilot system to test the viability of the gas extraction system was installed. A permanent carbon system is in the process of being installed by the City, the County and the SARWQCB. The installation of the system is completed; however, the final approval of its operation is pending. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 8.	LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2020. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$8,466
2008	8,049
2009	6,211
2010	5,075
2011	3,929
Thereafter	11,078

Total	$42,808

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which were included in operating revenue in the Consolidated Statements of Operations and amounted to $1,104,000, $996,000 and $993,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9.	TAXABLE INCOME (LOSS)

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation for the years ended December 31, 2006, 2005 and 2004 of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2006	2005	2004
Net income as reported in the accompanying consolidated financial statements	$1,474	$3,397	$2,374
Financial reporting depreciation in excess of tax reporting depreciation*	575	116	169
Gain on sale of property in excess of gain recognized for tax reporting*	—	(123)	(660)
Property taxes capitalized for tax reporting in excess of financial reporting*	—	—	61
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	24	(522)	100

Net income for federal income tax purposes*	$2,073	$2,868	$2,044

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Partners’ equity as reported in the accompanying consolidated financial statements	$26,488	$27,522
Provision for impairment of investments in real estate	9,400	9,400
Syndication costs*	314	—
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction	4,687	4,971

Partners’ capital for federal income tax purposes*	$40,889	$42,207

*	Unaudited

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 10.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2006	June 30, 2006	Sept. 30, 2006		Dec. 31, 2006
Operating Revenue	$2,249	$2,346	$2,352		$2,536

Operating Expenses
Property operating	742	689	944	(1)	837	(1)
Depreciation and amortization	583	614	654		653
Expenses associated with undeveloped land	35	35	34		24
General and administrative	247	273	201		206

Total operating expenses	1,607	1,611	1,833		1,720

Operating income	642	735	519		816

Interest and other income	9	69	44		29
Interest expense	(349)	(353)	(357)		(330)

Net income	$302	$451	$206		$515

Basic and diluted per limited partnership unit: *	$4.09	$6.16	$2.81		$7.04

Weighted average number of limited partnership units outstanding during each period	66,524	65,932	65,845		65,840

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.
(1)

Property operating expenses are higher during the third quarter of 2006 primarily due to an increase in earthquake insurance as well as an increase in utility costs as a result of higher utility rates. The increase in earthquake insurance also impacted property operating expenses during the fourth quarter of 2006.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

	Quarter Ended (unaudited)
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Operating Revenue	$1,682	$1,761	$1,892	$2,196

Operating Expenses
Property operating	691	604	771	653
Depreciation and amortization	438	433	456	485
Expenses associated with undeveloped land	34	34	34	33
General and administrative	217	261	286	259

Total operating expenses	1,380	1,332	1,547	1,430

Operating income	302	429	345	766
Interest and other income	—	2	6	5
Interest expense	(35)	(108)	(178)	(301)

Income from continuing operations	267	323	173	470

Income from discontinued operations (including gain on sale of real estate of $2,075 in the 2nd quarter of 2005)	36	2,125	3	—

Net income	$303	$2,448	$176	$470

Basic and diluted per limited partnership unit:
Continuing operations*	$3.50	$4.25	$2.29	$6.48
Discontinued operations*	0.47	29.49	0.04	0.00

Net income	$3.97	$33.74	$2.33	$6.48

Weighted average number of limited partnership units outstanding during each period	68,714	68,378	67,946	67,165

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2006			Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total
Rental Properties:
Commercial Office -
One Vanderbilt	$ (c	)	$572	$—	$6,797	$—	$572	$6,797	$7,369	$3,354	11/30/85	11/06/84	3-40 yrs.
Carnegie Business Center I			380	—	5,128	—	380	5,128	5,508	1,830	7/31/86	11/06/84	3-40 yrs.
Inland Regional Center (IRC)	(b	)	608	—	7,945	—	946	7,607	8,553	2,036	1/96	6/26/87	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(1,678)	—	(196)	(1,482)	(1,678)	—
Vanderbilt Plaza	—		511	—	14,442	—	511	14,442	14,953	1,221	11/03	11/06/84	40 yrs.

	—		2,071	—	32,634	—	2,213	32,492	34,705	8,441

Commercial Retail -
Service Retail Center	(c	)	300	—	1,632	—	300	1,632	1,932	710	7/31/86	11/06/84	3-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail	(c	)	811	—	5,790	—	811	5,790	6,601	1,806	2/01/93	11/06/84	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)	—
TGI Friday’s	(c	)	181	1,624	66	—	181	1,690	1,871	405	N/A	2/28/97	40 yrs.
Circuit City	(c	)	284	—	3,598	—	454	3,428	3,882	1,278	7/96	11/06/84	20-40 yrs.
Mimi’s Café	(c	)	149	675	66	—	154	736	890	196	7/98	11/06/84	40 yrs.
Palm Court Retail #1	(c	)	194	617	125	—	194	742	936	224	7/98	11/06/84	40 yrs.
Palm Court Retail #2	(c	)	212	636	32	—	212	668	880	147	7/98	11/06/84	40 yrs.

	23,773		2,131	3,552	10,940	—	2,258	14,365	16,623	4,766

Construction in progress—1.6 acres	—		219	—	3,060	—	219	3,060	3,279	—	N/A	11/06/84	N/A

	—		219	—	3,060	—	219	3,060	3,279	—

Land held for development—14.7 acres	—		2,750	—	4,783	—	7,407	126	7,533	—	N/A	11/06/84	N/A
Less: Provision for impairment of real estate	—		(2,697)	—	(4,656)	—	(7,353)	—	(7,353)	—

	—		53	—	127	—	54	126	180	—

	$23,773		$4,474	$3,552	$46,761	$—	$4,744	$50,043	$54,787	$13,207

(a)	The aggregate cost of land and buildings for federal income tax purposes is $66,508,617 (unaudited).
(b)	IRC is collateral for the debt of line of credit in the amount of $0.
(c)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Circuit City, Mimi Café, Palm Court Retail #1 and #2 are collateral for debt in the aggregate amount of $23,733 million.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Investments in real estate:

Balance at beginning of year	$50,032	$48,706	$44,632
Additions during year	5,102	4,285	10,217
Write-off of fully depreciated rental property	(347)	(643)	(5,712)
Sales of real estate	—	(2,316)	(431)

Balance at end of year	$54,787	$50,032	$48,706

Accumulated Depreciation:

Balance at beginning of year	$11,451	$10,922	$15,271
Additions charged to expense	2,103	1,606	1,363
Write-off of fully depreciated rental property	(347)	(643)	(5,712)
Sales of real estate	—	(434)	—

Balance at end of year	$13,207	$11,451	$10,922

See accompanying independent registered public accounting firms’ reports.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003) is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004) is incorporated herein by reference.

(10.5)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 7, 2005).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.