Form 10-Q
period 2007-03-31
RANCON REALTY FUND IV
filed 2007-05-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Investments in real estate:
Rental properties	$51,743	$51,328
Accumulated depreciation	(13,776)	(13,207)

Rental properties, net	37,967	38,121

Construction in progress	5,312	3,279
Land held for development	184	180

Total investments in real estate	43,463	41,580

Cash and cash equivalents	4,456	1,584
Short-term investments	—	5,075
Accounts receivable, net	126	299
Deferred costs, net of accumulated amortization of $1,348 and $1,233 as of March 31, 2007 and December 31, 2006, respectively	2,109	2,227
Prepaid expenses and other assets	1,643	1,603

Total assets	$51,797	$52,368

Liabilities and Partners’ Equity
Liabilities:
Note payable and line of credit	$23,689	$23,773
Accounts payable and other liabilities	221	206
Construction costs payable	962	1,790
Prepaid rent	115	111

Total liabilities	24,987	25,880

Commitments and contingent liabilities (Notes 4 and 7)

Partners’ Equity (deficit):
General Partner	(504)	(537)
Limited partners, 65,826 and 65,840 limited partnership units outstanding as of March 31, 2007 and December 31, 2006, respectively	27,314	27,025

Total partners’ equity	26,810	26,488

Total liabilities and partners’ equity	$51,797	$52,368

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating Revenue	$2,415	$2,249

Operating Expenses
Property operating	851	742
Depreciation and amortization	681	583
Expenses associated with undeveloped land	24	35
General and administrative	240	247

Total operating expenses	1,796	1,607

Operating income	619	642

Interest and other income	16	9
Interest expense	(302)	(349)

Net income	$333	$302

Basic and diluted income per limited partnership unit:

Net income	$4.56	$4.09

Weighted average number of limited partnership units outstanding during each period	65,829	66,524

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2007

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2006	$(537)	$27,025	$26,488
Redemption of limited partnership units	—	(11)	(11)
Net income	33	300	333

Balance (deficit) at March 31, 2007	$(504)	$27,314	$26,810

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$333	$302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681	583
Amortization of loan fees, included in interest expense	28	20
Changes in certain assets and liabilities:
Accounts receivable	173	62
Deferred costs	(11)	(194)
Prepaid expenses and other assets	(40)	(146)
Accounts payable and other liabilities	15	248
Prepaid rent	4	43

Net cash provided by operating activities	1,183	918

Cash flows from investing activities:
Proceeds from maturity of short-term investment	5,075	—
Purchase of short-term investments	—	(5,000)
Additions to real estate investments	(3,291)	(773)

Net cash provided by (used in) investing activities	1,784	(5,773)

Cash flows from financing activities:
Note payable principal payments	(84)	(80)
Refund of loan application fee, net	—	88
Redemption of limited partnership units	(11)	(266)
Distributions to General Partner	—	(157)

Net cash used in financing activities	(95)	(415)

Net increase (decrease) in cash and cash equivalents	2,872	(5,270)
Cash and cash equivalents at beginning of period	1,584	10,019

Cash and cash equivalents at end of period	$4,456	$4,749

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $51,000 and $0 at March 31, 2007 and March 31, 2006, respectively)	$274	$329

Supplemental disclosure of non-cash investing activities:
Construction costs	$962	$—
Construction costs payable	(962)	—

	$—	$—

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$3	$199
Redemption payable	(3)	(199)

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION

Rancon Realty Fund IV, a California Limited Partnership (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership has no employees.

During the three months ended March 31, 2007, a total of 14 units of limited partnership interest (“Units”) were redeemed at an average price of $805. As of March 31, 2007, there were 65,826 Units outstanding.

The partnership commenced on April 3, 1984 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership Agreement.

Allocation of Net Income and Net Loss

Allocation of net income and net loss is made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the General Partner. Net losses from operations are allocated 99% to the limited partners and 1% to the General Partner until such time as a partner’s capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero.

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

Net loss other than net loss from operations is allocated 99% to the limited partners and 1% to the General Partner. Such net losses will be allocated among limited partners as necessary to equalize their capital accounts in proportion to their Units, and thereafter will be allocated in proportion to their Units.

The terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interests of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations and improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2007 and December 31, 2006, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2007 and 2006. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2007 and December 31, 2006, the related consolidated statements of operations for the three months ended March 31, 2007 and 2006, partners’ equity for the three months ended March 31, 2007, and cash flows for the three months ended March 31, 2007 and 2006.

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

Income per limited partnership unit is as follows (in thousands, except for weighted average shares and per share amounts):

	For the three months ended March 31, 2007		For the three months ended March 31, 2006
Income allocation:	General Partner	Limited Partners	General Partner	Limited Partners
Net income	$33	$300	$30	$272
Weighted average number of limited partnership units outstanding during each period		65,829		66,524
Basic and diluted income per limited partnership unit:
Net income		$4.56		$4.09

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

Concentration Risk

Two tenants (Inland Counties Regional Center and University of Phoenix) represented a combined 30% of operating revenue for the three months ended March 31, 2007.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Partnership believes that the adoption of this standard on January 1, 2008 will not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of SFAS No. 159 on the financial position and results of operations.

Reference to 2006 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Partnership’s December 31, 2006 audited consolidated financial statements on Form 10-K.

NOTE 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Land	$4,471	$4,471
Buildings	37,256	37,006
Tenant improvements	10,016	9,851

	51,743	51,328
Less: accumulated depreciation	(13,776)	(13,207)

Total rental properties, net	$37,967	$38,121

As of March 31, 2007, the Partnership’s rental properties included four office properties and seven retail properties.

During the three months ended March 31, 2007, fully depreciated building and tenant improvements of $11,000 were removed from the balances of such accounts.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	March 31, 2007	December 31, 2006
North River Place, San Bernardino, CA Approximately 1.6 acres of land with a cost basis of $219	$5,312	$3,279

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassed from land held for development to construction in progress. The total cost to complete the project is approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007.

Land held for development consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Tri-City Corporate Center, San Bernardino, CA (approximately 14.7 and 16.3 acres in 2006 and 2005, respectively)	$184	$180

This undeveloped land is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7).

NOTE 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $136,000.	$23,689	$23,773

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit collateralized by Inland Regional Center with a borrowing capacity of approximately $5 million. The line of credit has monthly interest only payments, a maturity date of April 15, 2009 (extended as of April 14, 2007, see Note 8), and bears variable interest at the Prime Rate (8.25% as of March 31, 2007 and December 31, 2006). As of March 31, 2007, no amount under the line of credit was outstanding.

The annual maturity of the Partnership’s note payable as of March 31, 2007 is as follows (in thousands):

2007	$261
2008	365
2009	385
2010	407
2011	429
Thereafter	21,842

Total	$23,689

NOTE 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the consolidated statements of operations ($77,000 and $63,000 in the first quarter of 2007 and 2006, respectively); (ii) a construction services fee which was included in rental properties on the consolidated

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

balance sheet ($10,000 and $0 in the first quarter of 2007 and 2006, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the consolidated statements of operations ($75,000 and $75,000 in the first quarter of 2007 and 2006, respectively); (iv) a leasing services fee which was included in the deferred costs on the consolidated balance sheets ($10,000 and $171,000 in the first quarter of 2007 and 2006, respectively); (v) a sales fee of 2% for improved properties and a sales fee of 4% for unimproved properties; (vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the consolidated balance sheet; and (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the consolidated balance sheet, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($100,000 and $69,000 in the first quarter of 2007 and 2006, respectively).

As of March 31, 2007, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 5,092 or 7.74% of the units of limited partnership interest purchased from unaffiliated third parties.

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

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002) perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system began in October 2004 and the system was completed in the first quarter of 2007 along with the gas extraction system. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2007, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

NOTE 8. SUBSEQUENT EVENTS

On April 14, 2007, the Partnership extended the maturity date of the line of credit to April 15, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2006 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

Background

During 1984 and 1985, our initial acquisition of property consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by us and Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner.

Overview

Tri-City Properties

As of March 31, 2007, our rental properties consist of four office and seven retail properties, aggregating approximately 486,000 rentable square feet, of which 332,000 square feet are office space, and 154,000 square feet are retail space.

Property	Type	Square Feet
One Vanderbilt	Four-story office building	73,729
Carnegie Business Center I	Two office buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Inland Regional Center	Two-story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,212

As of March 31, 2007, the weighted average occupancy of the eleven properties was 94%.

Land

As of March 31, 2007, we owned approximately 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land.

During 2006, we began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel. The total cost to complete the project is approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007.

Approximately 14.7 acres of the Tri-City land owned by us was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, we entered into a Limited Access Easement Agreement with the City, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system began in October 2004 and the system was completed in the first quarter of 2007 along with the gas extraction system. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact our responsibility related to the land.

Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006.

Revenue

Operating revenue for the three months ended March 31, 2007 increased $166,000, or 7%, compared to the three months ended March 31, 2006, primarily due to increases in rental rates.

Expenses

Operating expenses increased $109,000, or 15%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to an increase in earthquake insurance of $82,000 as well as an increase in utility costs of $13,000.

Depreciation and amortization increased $98,000, or 17%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to the depreciation of capital improvements of approximately $2.5 million spent in the last year.

Non-operating income / expenses

Interest expense decreased $47,000, or 13%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to capitalization of interest of $51,000 for North River Place to construction in progress.

Liquidity and Capital Resources

As of March 31, 2007, we have cash and cash equivalents of $4,456,000.

As of March 31, 2007, our primary liability is a note payable of approximately $23,689,000, collateralized by properties with an aggregate net carrying value of approximately $15,676,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets. In addition, we have a line of credit collateralized by Inland Regional Center with a borrowing capacity of approximately $5 million. The line of credit has monthly interest only payments, a maturity date of April 15, 2009 (extended as of April 14, 2007), and bears variable interest at the Prime Rate (8.25% as of March 31, 2007 and December 31, 2006). As of March 31, 2007, no amount under the line of credit was outstanding.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2007, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

During the three months ended March 31, 2007, cash provided by operating activities was $1,183,000, as compared to cash provided by operating activities of $918,000 for the same period in 2006. The change was primarily due to an increase in accounts receivable as well as decreases in prepaid expenses and deferred costs, partially offset by a decrease in accounts payable. Cash provided by investing activities was $1,784,000, as compared to cash used in investing activities of $5,773,000 for the same period in 2006. The change was primarily due to an increase in tenant improvement costs for Vanderbilt Plaza and Carnegie Business Center I as well as an increase in construction costs at North River Place offset by the maturity of a short-term investment purchased in 2006 and change in accrued construction costs. Cash used in financing activities was $95,000, as compared to cash used in financing activities of $415,000 for the same period in 2006. The change was primarily due to less distribution to the General Partner and a decrease in redemptions of limited partnership units in 2007.

Our expectation is that cash and cash equivalents as of March 31, 2007, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

Contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$261	$750	$836	$21,842	$23,689
Interest on indebtedness	965	2,520	2,434	4,567	10,486
Construction contract commitment (1)	4,383	—	—	—	4,383

Total	$5,609	$3,270	$3,270	$26,409	$38,558

(1)

During 2006, we began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximately 1.6 acre land parcel. The total cost to complete the project is approximately $8,900,000. The project is expected to be substantially completed in the second quarter of 2007.

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our secured debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our expectation to make annual or more frequent cash distributions to partners;

•	Our intent to develop one or more properties to generate more operating income;

•	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

•	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

•

Our belief that certain claims and lawsuits which have arisen against us in the normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our belief that properties are competitive within our market;

•	Our expectation to achieve certain occupancy levels;

•	Our estimation of market strength;

•	Our knowledge of any material environmental matters or issues relating to the landfill property; and

•

Our expectation that lease provisions may permit us to increase rental rates or other charges to tenants in response to rising prices, and therefore serve to reduce exposure to the adverse effects of inflation.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	availability and creditworthiness of prospective tenants;

•	defaults or non-renewal of leases by customers;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

•	our failure to obtain necessary outside financing;

•

risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	the unpredictability of both the frequency and final outcome of litigation; and

•	the inability to develop all or any portion of the former landfill site, due to environmental, legal or economic impediments.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. We assume no obligation to update or supplement any forward looking-statement.

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Interest Rates

We are exposed to changes in interest rates obtainable on our borrowings. Our expectation is that changes in market interest rates will not have a material impact on the performance or fair value of our portfolio.

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46%.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$261	$365	$385	$407	$429	$21,842	$23,689

As of March 31, 2007, we had cash equivalents of $4,456,000 invested in an interest-bearing money market account. Declines in interest rates over time would reduce our interest income.

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

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of Rancon Realty Fund IV Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

(a) Exhibits:

	31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(a) of the Exchange Act.

	32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

	By		Rancon Financial Corporation
a California corporation,
its General Partner

Date: May 14, 2007		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 14, 2007	By:		/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner