Form 10-Q
period 2007-06-30
RANCON REALTY FUND IV
filed 2007-08-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets

Investments in real estate:
Rental properties	$52,260	$51,328
Accumulated depreciation	(14,353)	(13,207)

Rental properties, net	37,907	38,121

Construction in progress	8,590	3,279
Land held for development	191	180

Total investments in real estate	46,688	41,580

Cash and cash equivalents	974	1,584
Short-term investments	—	5,075
Accounts receivable, net	137	299
Deferred costs, net of accumulated amortization of $1,285 and $1,233 as of June 30, 2007 and December 31, 2006, respectively	2,095	2,227
Prepaid expenses and other assets	1,317	1,603

Total assets	$51,211	$52,368

Liabilities and Partners’ Equity (Deficit)

Liabilities:
Note payable and line of credit	$23,603	$23,773
Accounts payable and other liabilities	187	206
Construction costs payable	640	1,790
Prepaid rent	256	111

Total liabilities	24,686	25,880

Commitments and contingent liabilities (Notes 4 and 7)

Partners’ Equity (Deficit):
General Partner	(532)	(537)
Limited partners, 65,826 and 65,840 limited partnership units outstanding as of June 30, 2007 and December 31, 2006, respectively	27,057	27,025

Total partners’ equity	26,525	26,488

Total liabilities and partners’ equity	$51,211	$52,368

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating Revenue	$2,827	$2,346	$5,242	$4,595

Operating Expenses
Property operating	837	689	1,688	1,431
Depreciation and amortization	713	614	1,394	1,197
Expenses associated with undeveloped land	24	35	48	70
General and administrative	277	273	517	520

Total operating expenses	1,851	1,611	3,647	3,218

Operating income	976	735	1,595	1,377

Interest and other income	4	69	20	78
Interest expense	(256)	(353)	(558)	(702)

Net income	$724	$451	$1,057	$753

Basic and diluted net income per limited partnership unit
Net income	$9.89	$6.16	$14.45	$10.24

Weighted average number of limited partnership units outstanding	65,826	65,932	65,827	66,228

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2007

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2006	$(537)	$27,025	$26,488
Redemption of limited partnership units	—	(11)	(11)
Net income	106	951	1,057
Distributions ($13.80 per limited partnership unit)	(101)	(908)	(1,009)

Balance (deficit) at June 30, 2007	$(532)	$27,057	$26,525

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,057	$753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,394	1,197
Amortization of loan fees, included in interest expense	51	46
Changes in certain assets and liabilities:
Accounts receivable	162	(88)
Deferred costs	(51)	(315)
Prepaid expenses and other assets	286	(90)
Accounts payable and other liabilities	(19)	(182)
Prepaid rent	145	102

Net cash provided by operating activities	3,025	1,423

Cash flows from investing activities:
Proceeds from maturity of short-term investment	5,075	—
Purchase of short-term investments	—	(5,000)
Additions to real estate investments	(7,452)	(1,060)

Net cash used in investing activities	(2,377)	(6,060)

Cash flows from financing activities:
Note payable principal payments	(170)	(161)
Loan fee for line of credit	(68)	(28)
Refund of loan application fee, net	—	88
Redemption of limited partnership units	(11)	(665)
Distributions to limited partners	(908)	(811)
Distributions to General Partner	(101)	(247)

Net cash used in financing activities	(1,258)	(1,824)

Net decrease in cash and cash equivalents	(610)	(6,461)
Cash and cash equivalents at beginning of period	1,584	10,019

Cash and cash equivalents at end of period	$974	$3,558

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $140 and $0 at June 30, 2007 and June 30, 2006, respectively)	$647	$656

Supplemental disclosure of non-cash investing activities:
Construction costs	$640	$—
Construction costs payable	(640)	—

	$—	$—

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$—	$52
Redemption payable	—	(52)

	$—	$—

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

During the six months ended June 30, 2007, a total of 14 units of limited partnership interest (“Units”) were redeemed at an average price of $805. As of June 30, 2007, there were 65,826 Units outstanding.

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

Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event, shall the General Partner be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unit holder’s original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the General Partner into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the General Partner. In no event shall the General Partner be allocated less than 1% of the net income other than net income from operations for any period.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2007 and December 31, 2006, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three and six months ended June 30, 2007 and 2006. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2007 and December 31, 2006, the related consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, of partners’ equity for the six months ended June 30, 2007 and of cash flows for the six months ended June 30, 2007 and 2006.

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

Sales of Real Estate

The Partnership recognizes sales of real estate when a contract is in place, a closing has taken place, the buyer’s investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of the disposal transaction and the Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction.

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Net Income Per Limited Partnership Unit

Net income per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners’ allocable share of the net income.

Net income per limited partnership unit is as follows (in thousands, except for weighted average shares and per share amounts):

	For the three months ended June 30, 2007		For the three months ended June 30, 2006		For the six months ended June 30, 2007		For the six months ended June 30, 2006
Income allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Net income	$72	$652	$45	$406	$106	$951	$75	$678
Weighted average number of limited partnership units outstanding during each period		65,826		65,932		65,827		66,228
Basic and diluted income per limited partnership unit		$9.89		$6.16		$14.45		$10.24

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

Concentration Risk

Two tenants (Inland Counties Regional Center and University of Phoenix) represented a combined 31% of operating revenue for the six months ended June 30, 2007.

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

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$4,471	$4,471
Buildings	37,256	37,006
Tenant improvements	10,533	9,851

	52,260	51,328
Less: accumulated depreciation	(14,353)	(13,207)

Total rental properties, net	$37,907	$38,121

As of June 30, 2007, the Partnership’s rental properties included four office properties and seven retail properties.

NOTE 4.	CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
North River Place, San Bernardino, CA Approximately 1.6 acres of land with a cost basis of $219	$8,590	$3,279

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The total cost of the project is expected to be $9,233,000. The project is expected to be completed in the third quarter of 2007.

Land held for development consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Tri-City Corporate Center, San Bernardino, CA (approximately 14.7 and 16.3 acres as of June 30, 2007 and December 31, 2006, respectively)	$191	$180

This undeveloped land is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7).

NOTE 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $136,000.	$23,603	$23,773

RANCON REALTY FUND IV

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit collateralized by Inland Regional Center with a borrowing capacity of approximately $5 million. The line of credit has monthly interest only payments, a maturity date of April 15, 2007 and bears variable interest at the Prime Rate (8.25% as of June 30, 2007 and December 31, 2006). On April 14, 2007, the Partnership extended the maturity date of the line of credit to April 15, 2009. As of June 30, 2007, no amount under the line of credit was outstanding.

The annual maturities of the Partnership’s note payable as of June 30, 2007 are as follows (in thousands):

2007	$175
2008	365
2009	385
2010	407
2011	429
Thereafter	21,842

Total	$23,603

NOTE 6.	RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the consolidated statements of operations ($162,000 and $132,000 for the six months ended June 30, 2007 and 2006, respectively); (ii) a construction services fee which was capitalized and included in rental properties on the consolidated balance sheet ($23,000 and $0 for the six months ended June 30, 2007 and 2006, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the consolidated statements of operations ($150,000 and $150,000 for the six months ended June 30, 2007 and 2006, respectively); (iv) a leasing services fee which was included in the deferred costs on the consolidated balance sheets ($35,000 and $177,000 for the six months ended June 30, 2007 and 2006, respectively); (v) a sales fee of 2% for improved properties and a sales fee of 4% for unimproved properties; (vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the consolidated balance sheet ($54,000 and $300,000 for the six months ended June 30, 2007 and 2006, respectively); and (vii) a development fee equal to 5% of the hard costs of the development project which was capitalized and included in the construction in progress and / or rental properties on the consolidated balance sheet, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($200,000 and $396,000 for the six months ended June 30, 2007 and 2006, respectively).

As of June 30, 2007, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 5,675 or 8.62% of the Units of limited partnership interest purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2007 for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2007, our rental properties consist of four office and seven retail properties, aggregating approximately 486,000 rentable square feet, of which 332,000 square feet are office space, and 154,000 square feet are retail space.

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

As of June 30, 2007, the weighted average occupancy of the eleven properties was 92%.

Land

As of June 30, 2007, we owned approximately 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land.

During 2006, we began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel plus completion of the balance of the 4.5 acre parking parcel. The total cost of the project is expected to be $9,233,000. The project is expected to be completed in the third quarter of 2007.

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

Results of Operations

Comparison of the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006.

Revenue

Operating revenue increased $481,000, or 21%, and $647,000, or 14%, for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively, primarily due to an increase in recoveries from tenants which correlates with the increase in operating expenses and adjustments to the 2006 recovery reconciliations completed in the second quarter of 2007 as well as $143,000 of lease termination income recognized during the second quarter of 2007.

Expenses

Operating expenses increased $148,000, or 21%, and $257,000, or 18%, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, respectively, primarily due to an increase in earthquake insurance as well as an increase in real estate taxes.

Depreciation and amortization increased $99,000, or 16%, and $197,000, or 16%, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, respectively, primarily due to the depreciation of capital improvements of approximately $2.9 million spent in the last year.

Non-operating income / expenses

Interest and other income decreased $65,000, or 94%, and $58,000, or 74%, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, respectively, primarily due to the maturity of a short-term investment in April 2007.

Interest expense decreased $97,000, or 28%, and $144,000, or 21%, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, respectively, primarily due to capitalization of interest for North River Place to construction in progress.

Liquidity and Capital Resources

As of June 30, 2007, we have cash and cash equivalents of $974,000.

As of June 30, 2007, our primary liability is a note payable of approximately $23,603,000, collateralized by properties with an aggregate net carrying value of approximately $15,518,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets. In addition, we have a line of credit collateralized by Inland Regional Center with a borrowing capacity of approximately $5 million. The line of credit has monthly interest only payments, a maturity date of April 15, 2007, and bears variable interest at the Prime Rate (8.25% as of June 30, 2007 and December 31, 2006). On April 14, 2007, we extended the maturity date of the line of credit to April 15, 2009. As of June 30, 2007, no amount under the line of credit was outstanding.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2007, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the six months ended June 30, 2007, cash provided by operating activities was $3,025,000, as compared to cash provided by operating activities of $1,423,000 for the same period in 2006. The change was primarily due to a decrease in accounts receivable as well as decreases in prepaid expenses and deferred costs, partially offset by a decrease in accounts payable. For the six months ended June 30, 2007, cash used in investing activities was $2,377,000, as compared to cash used in investing activities of $6,060,000 for the same period in 2006. The change was primarily due to the maturity of a short-term investment purchased in 2006 as well as an increase in construction costs at North River Place. For the six months ended June 30, 2007, cash used in financing activities was $1,258,000, as compared to cash used in financing activities of $1,824,000 for the same period in 2006. The change was primarily due to less distribution to the General Partner and a decrease in redemptions of limited partnership units in 2007, partially offset by a refund of $88,000 from loan application fees received in 2006.

Our expectation is that cash and cash equivalents as of June 30, 2007, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of June 30, 2007, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$175	$750	$836	$21,842	$23,603
Interest on indebtedness	642	2,520	2,434	4,567	10,163
Construction contract commitment (1)	2,080	—	—	—	2,080

Total	$2,897	$3,270	$3,270	$26,409	$35,846

(1)

During 2006, we began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximately 1.6 acre land parcel plus completion of the balance of the 4.5 acre parking parcel. The total cost of the project is expected to be $9,233,000. The project is expected to be completed in the third quarter of 2007.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46%.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$175	$365	$385	$407	$429	$21,842	$23,603

As of June 30, 2007, we had cash and cash equivalents of $974,000; approximately $166,000 was invested in an interest-bearing money market account. Declines in interest rates over time would reduce our interest income.

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

RANCON REALTY FUND IV,
a California limited partnership

		By	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	August 14, 2007		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	August 14, 2007	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner