Form 10-Q
period 2007-09-30
RANCON REALTY FUND IV
filed 2007-11-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Investments in real estate:
Rental properties	$52,310	$51,328
Accumulated depreciation	(14,973)	(13,207)

Rental properties, net	37,337	38,121
Construction in progress	10,289	3,279
Land held for development	202	180

Total investments in real estate	47,828	41,580
Cash and cash equivalents	570	1,584
Short-term investments	—	5,075
Accounts receivable, net	42	299
Deferred costs, net of accumulated amortization of $1,407 and $1,233 as of September 30, 2007 and December 31, 2006, respectively	2,087	2,227
Prepaid expenses and other assets, including $550 and $0 due from an affiliate as of September 30, 2007 and December 31, 2006, respectively	2,246	1,603

Total assets	$52,773	$52,368

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$24,516	$23,773
Accounts payable and other liabilities	368	206
Construction costs payable	943	1,790
Prepaid rent	289	111

Total liabilities	26,116	25,880

Commitments and contingent liabilities (Notes 4 and 7)
Partners’ Equity (Deficit):
General Partner	(519)	(537)
Limited Partners, 65,821 and 65,840 limited partnership units outstanding as of September 30, 2007 and December 31, 2006, respectively	27,176	27,025

Total partners’ equity	26,657	26,488

Total liabilities and partners’ equity	$52,773	$52,368

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating Revenue	$2,341	$2,352	$7,583	$6,947

Operating Expenses
Property operating	1,019	944	2,707	2,375
Depreciation and amortization	748	654	2,142	1,851
Expenses associated with undeveloped land	15	34	63	104
General and administrative	206	201	723	721

Total operating expenses	1,988	1,833	5,635	5,051

Operating income	353	519	1,948	1,896
Interest and other income	1	44	21	122
Interest expense	(218)	(357)	(776)	(1,059)

Net income	$136	$206	$1,193	$959

Basic and diluted net income per limited partnership unit	$1.85	$2.81	$16.32	$13.06

Weighted average number of limited partnership units outstanding	65,824	65,845	65,826	66,101

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2007

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2006	$(537)	$27,025	$26,488
Redemption of limited partnership units	—	(15)	(15)
Net income	119	1,074	1,193
Distributions ($13.80 per limited partnership unit)	(101)	(908)	(1,009)

Balance (deficit) at September 30, 2007	$(519)	$27,176	$26,657

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,193	$959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,142	1,851
Amortization of loan fees, included in interest expense	69	76
Changes in certain assets and liabilities:
Accounts receivable	257	73
Deferred costs	(165)	(486)
Prepaid expenses and other assets	(94)	(577)
Accounts payable and other liabilities	158	81
Prepaid rent	178	36

Net cash provided by operating activities	3,738	2,013

Cash flows from investing activities:
Proceeds from maturity of short-term investment	5,075	—
Purchase of short-term investment	—	(5,000)
Advance to affiliate	(550)	—
Additions to real estate investments	(8,932)	(1,593)

Net cash used in investing activities	(4,407)	(6,593)

Cash flows from financing activities:
Borrowings on Line of Credit	1,000	—
Note payable principal payments	(257)	(244)
Loan fee for line of credit	(68)	(28)
Refund of loan application fee, net	—	88
Distributions to Limited Partners	(908)	(811)
Distributions to General Partner	(101)	(247)
Redemption of limited partnership units	(11)	(727)

Net cash used in financing activities	(345)	(1,969)

Net decrease in cash and cash equivalents	(1,014)	(6,549)
Cash and cash equivalents at beginning of period	1,584	10,019

Cash and cash equivalents at end of period	$570	$3,470

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $265 and $0 at September 30, 2007 and September 30, 2006, respectively)	$707	$983

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$71	$213

Write-off of fully amortized deferred costs	$199	$68

Supplemental disclosure of non-cash investing activities:
Change in construction costs	$847	$635
Change in construction costs payable	(847)	(635)

	$—	$—

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$4	$—
Redemption payable	(4)	—

	$—	$—

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

During the nine months ended September 30, 2007, a total of 19 units of limited partnership interest (“Units”) were redeemed at an average price of $805. As of September 30, 2007, there were 65,821 Units outstanding.

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

NOTE 2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2007 and December 31, 2006, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three and nine months ended September 30, 2007 and 2006. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2007 and December 31, 2006, the related consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, of partners’ equity for the nine months ended September 30, 2007 and of cash flows for the nine months ended September 30, 2007 and 2006.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

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

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvements
Furniture and equipment	5 to 7 years

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

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of its leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Net Income Per Limited Partnership Unit

Net income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income.

Net income per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	For the three months ended September 30, 2007		For the three months ended September 30, 2006		For the nine months ended September 30, 2007		For the nine months ended September 30, 2006
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Income allocation:
Net income	$14	$122	$21	$185	$119	$1,074	$96	$863
Weighted average number of limited partnership units outstanding during each period		65,824		65,845		65,826		66,101
Basic and diluted income per limited partnership unit		$1.85		$2.81		$16.32		$13.06

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

Concentration Risk

Two tenants (Inland Counties Regional Center and University of Phoenix) represented a combined 30% of operating revenue for the nine months ended September 30, 2007.

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

NOTE 3.     INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Land	$4,471	$4,471
Buildings	37,256	37,006
Building and tenant improvements	10,583	9,851

	52,310	51,328
Less: accumulated depreciation	(14,973)	(13,207)

Total rental properties, net	$37,337	$38,121

As of September 30, 2007, the Partnership’s rental properties included four office properties and seven retail properties.

NOTE 4.     CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	September 30, 2007	December 31, 2006
North River Place, San Bernardino, CA (includes approximately 1.6 acres of land with a cost basis of $219)	$10,289	$3,279

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The total cost of the project is expected to be $10,289,000. The project was substantially complete in the third quarter of 2007.

Land held for development consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Tri-City Corporate Center, San Bernardino, CA (approximately 14.7 and 16.3 acres as of September 30, 2007 and December 31, 2006, respectively)	$202	$180

This undeveloped land is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7).

NOTE 5.     NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$23,516	$23,773
Line of Credit	1,000	—

Total note payable and line of credit	$24,516	$23,773

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit collateralized by Inland Regional Center with a borrowing capacity of $5,445,000. The line of credit has monthly interest only payments, an original maturity date of April 15, 2007 and bears variable interest at the Prime Rate (8.25% as of September 30, 2007 and December 31, 2006). On April 14, 2007, the Partnership extended the maturity date of the line of credit to April 15, 2009. As of September 30, 2007, $1,000,000 was outstanding under the line of credit.

The required principal payments on the Partnership’s debt for the next five years and thereafter, as of September 30, 2007, are as follows (in thousands). Included in the year ending December 31, 2009, is the line of credit balance of $1,000,000 which has a maturity date of April 15, 2009.

2007	$88
2008	365
2009	1,385
2010	407
2011	429
Thereafter	21,842

Total	$24,516

NOTE 6.     RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the consolidated statements of operations ($239,000 and $195,000 for the nine months ended September 30, 2007 and 2006, respectively); (ii) a construction services fee which was capitalized and included in rental properties on the consolidated balance sheets ($23,000 and $2,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the consolidated statements of operations ($225,000 for both the nine months ended September 30, 2007 and 2006, respectively); (iv) a leasing services fee which was included in the deferred costs on the consolidated balance sheets ($35,000 and $245,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively); (v) a sales fee of 2% for improved properties and a sales fee of 4% for unimproved properties ($0 for both the nine months ended September 30, 2007 and 2006, respectively); (vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the consolidated balance sheets ($54,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively); (vii) a development fee equal to 5% of the hard costs of the development project which was capitalized and included in construction in progress and / or rental properties on the consolidated balance sheets, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($240,000 and $180,000 for the nine months ended September 30, 2007 and 2006, respectively); (viii) a data processing fee based on square footage which was included in property operating expenses in the consolidated statements of operations ($40,000 for both the nine months ended September 30, 2007 and 2006, respectively); and (ix) an engineering fee based on square footage which was included in property operating expenses in the consolidated statements of operations ($12,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively).

On September 30, 2007 an amount of $550,000 was advanced by the Partnership to Rancon Realty Fund V (“Fund V”), a partnership sponsored by the General Partner. This amount was advanced by the Partnership on a short-term basis to Fund V in order to fund the payment of expenses while Fund V’s cash was invested in a certificate of deposit. This amount was repaid to the Partnership shortly after quarter end.

As of September 30, 2007, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 6,214 or 9.44% of the Units purchased from unaffiliated third parties.

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

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational but continues to be further enhanced. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2007 for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of September 30, 2007, our rental properties consist of four office and seven retail properties, aggregating approximately 486,000 rentable square feet, of which 332,000 square feet are office space, and 154,000 square feet are retail space.

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

As of September 30, 2007, the weighted average occupancy of the eleven properties was 92%.

Land

As of September 30, 2007, we owned approximately 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land.

During 2006, we began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel plus completion of the balance of the 4.5 acre parking parcel. The total cost of the project is expected to be $10,289,000. The project was substantially complete in the third quarter of 2007.

Approximately 14.7 acres of the Tri-City land owned by us was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, we entered into a Limited Access Easement Agreement with the City, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational but continues to be further enhanced. Future development of this site remains uncertain. No assurance can be made that circumstances will not arise which could impact our responsibility related to the land.

Results of Operations

Comparison of the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006.

Revenue

Operating revenue decreased $11,000, or 0.5%, and increased $636,000, or 9%, for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively. The increase for the nine month period is primarily due to an increase in recoveries from tenants. This increase in recoveries correlates with the increase in operating expenses and adjustments to the 2006 recovery reconciliations completed in the second quarter of 2007 as well as $143,000 of lease termination income recognized during the second quarter of 2007.

Expense

Operating expenses increased $75,000, or 8%, and $332,000, or 14%, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, respectively, primarily due to an increase in the cost of the earthquake insurance policy.

Depreciation and amortization increased $94,000, or 14%, and $291,000, or 16%, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, respectively, primarily due to the depreciation of capital improvements of approximately $2.9 million spent in the last year.

Non-operating income / expenses

Interest and other income decreased $43,000, or 98%, and $101,000, or 83%, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, respectively, primarily due to the maturity of a short-term investment in April 2007.

Interest expense decreased $139,000, or 39%, and $283,000, or 27%, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, respectively, primarily due to capitalization of interest for the construction of North River Place.

Liquidity and Capital Resources

As of September 30, 2007, we have cash and cash equivalents of $570,000.

As of September 30, 2007, our primary liability is a note payable of approximately $23,516,000, collateralized by properties with an aggregate net carrying value of approximately $15,339,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets. In addition, we have a line of credit collateralized by Inland Regional Center with a borrowing capacity of $5,445,000. The line of credit has monthly interest only payments, an original maturity date of April 15, 2007, and bears variable interest at the Prime Rate (8.25% as of September 30, 2007 and December 31, 2006). On April 14, 2007, we extended the maturity date of the line of credit to April 15, 2009. As of September 30, 2007, $1,000,000 was outstanding under the line of credit.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2007, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the nine months ended September 30, 2007, cash provided by operating activities was $3,738,000, as compared to cash provided by operating activities of $2,013,000 for the same period in 2006. The change was primarily due to a decrease in accounts receivable and prepaid expenses, and an increase in prepaid rent and accounts payable. For the nine months ended September 30, 2007, cash used in investing activities was $4,407,000, as compared to cash used in investing activities of $6,593,000 for the same period in 2006. The change was primarily due to the maturity of a short-term investment purchased in 2006 offset by an increase in construction costs at North River Place. For the nine months ended September 30, 2007, cash used in financing activities was $345,000, as compared to cash used in financing activities of $1,969,000 for the same period in 2006. The change was primarily due to borrowings under the line of credit, a decrease in redemptions of Units and lower distributions to the General Partner in 2007.

Our expectation is that cash and cash equivalents as of September 30, 2007, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of September 30, 2007, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$88	$750	$836	$21,842	$23,516
Interest on indebtedness	321	2,520	2,433	4,567	9,841
Line of credit	—	1,000	—	—	1,000

Total	$409	$4,270	$3,269	$26,409	$34,357

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

•

Our expectation is that lease provisions may permit us to increase rental rates or other charges to tenants in response to rising prices, and therefore serve to reduce exposure to the adverse effects of inflation.

•	Our estimate of the total cost to complete North River Place.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	availability and creditworthiness of prospective tenants;

•	defaults or non-renewal of leases by customers;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	changes in construction costs and uncertainty with regard to construction items needed to complete the project;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

•	our failure to obtain necessary outside financing;

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of Credit with a maturity date of April 15, 2009 and variable interest rate of 8.25% as of September 30, 2007.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$88	$365	$385	$407	$429	$21,842	$23,516
Line of Credit	$—	$—	$1,000	$—	$—	$—	$1,000

As of September 30, 2007, we had cash and cash equivalents of $570,000; approximately $16,000 was invested in an interest-bearing money market account. Declines in interest rates over time would reduce our interest income.

Item 4.	Controls and Procedures

Mr. Stephenson, as the principal executive and financial officer of RFC, has evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive and financial officer of RFC has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this quarterly report is reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

(a)	Exhibits:

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

	By:	Rancon Financial Corporation a California corporation, its General Partner

Date: November 14, 2007		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 14, 2007		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002