Form 10-K
period 2007-12-31
RANCON REALTY FUND IV
filed 2008-03-27
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer   ☐            Non-accelerated filer   ☐            Smaller reporting company   ☒

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

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to Office Max and Chuck E Cheese by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership, respectively, all of the parcels thereof are separately owned by the Partnership and Fund V. As of December 31, 2007, the Partnership has eleven properties consisting of four office buildings and seven retail buildings. The Partnership’s properties are more fully described in Item 2.

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

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund IV Subsidiary LLC, a Delaware limited liability company (“RRF IV SUB”), which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by eight properties (as discussed in Item 2) which have been contributed to RRF IV SUB by the Partnership.

In 2007, 2006 and 2005, a total of 21, 1,052 and 2,062, units of limited partnership interest (“Units”) were redeemed at average prices of $803, $670, and $529, respectively. As of December 31, 2007, there were 65,819 Units outstanding.

The Partnership commenced on April 3, 1984 and shall continue until December 31, 2015, unless terminated earlier in accordance with the provisions of the Partnership Agreement.

Competition Within The Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Other than Fund V, management is not aware of any specific competitors of the Partnership’s properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager, the maintenance and appearance of the property and rental rates, in addition to external factors such as general economic circumstances, trends, and the existence of new competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership’s properties are competitive with comparable properties as to those factors within the Partnership’s control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates and the availability of financing. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

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

Potential Liability Due to Environmental Matters

Under federal, state and local laws relating to protection of the environment (“Environmental Laws”), a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances on the property. These owners may be required to investigate and clean-up the contamination on the property as well as the contamination which has migrated from the property. Environmental Laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of the contamination. This liability may be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated. These restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of those substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance policy insuring the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

I tem 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

During 1984 and 1985, the Partnership acquired a total of 76.56 acres of partially developed land in Tri-City for an aggregate purchase price of $9,917,000. In 1985, Fund V acquired the remaining 76.21 acres within Tri-City.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside Counties.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 14 million square feet of office space. According to a fourth quarter 2007 market view report from an independent broker the overall vacancy rate was 11.85% within the Inland Empire market as of December 31, 2007.

As of December 31, 2007, the Partnership owned eleven rental properties, 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land. Land under construction includes North River Place, a 71,157 square foot, three story class A office building, which was completed in the first quarter of 2008 but is not yet leased.

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

The four office properties totaling approximately 332,000 square feet are 95% occupied, and the seven retail properties totaling approximately 154,000 square feet are 84% occupied as of December 31, 2007.

As of December 31, 2007, there were eight tenants occupying substantial portions of leased rental space. These eight tenants, in the aggregate, occupied approximately 323,000 square feet of the 486,000 total rentable square feet at Tri-City and accounted for approximately 60% of the rental income of the Partnership in 2007.

Occupancy rates for the Partnership’s properties for each of the five years ended December 31, 2007 were as follows:

	2007	2006	2005	2004	2003
One Vanderbilt	95%	100%	97%	100%	95%
Carnegie Business Center I	100%	100%	89%	100%	100%
Service Retail Center	89%	95%	100%	94%	93%
Promotional Retail Center	65%	100%	100%	100%	100%
IRC	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	100%	100%	100%	100%	100%
Palm Court Retail #2	100%	100%	100%	100%	100%
Vanderbilt Plaza (commenced operations in February 2005)	89%	79%	66%	N/A	N/A
Weighted average occupancy	91%	95%	90%	99%	99%

The annual effective rents per square foot for each of the five years ended December 31, 2007 were as follows:

	2007	2006	2005	2004	2003
One Vanderbilt	$22.63	$21.99	$21.33	$20.71	$19.36
Carnegie Business Center I	$16.72	$16.07	$13.54	$12.34	$11.98
Service Retail Center	$20.31	$19.49	$18.59	$17.79	$17.22
Promotional Retail Center	$13.71	$12.39	$12.26	$11.67	$11.42
IRC	$17.19	$17.19	$16.22	$16.22	$15.30
TGI Friday’s	$20.34	$20.34	$19.18	$19.18	$19.18
Circuit City	$14.72	$14.72	$14.72	$14.81	$14.72
Mimi’s Café	$14.81	$14.81	$14.81	$14.81	$13.17
Palm Court Retail #1	$25.23	$24.96	$23.60	$22.35	$22.11
Palm Court Retail #2	$27.81	$27.00	$24.99	$24.26	$23.55
Vanderbilt Plaza (commenced operations February 2005)	$23.43	$22.72	$20.42	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December monthly rental income for each tenant by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2007:

Collateral	Eight properties (discussed below)	Inland Regional Center
Form of debt	Note payable	Line of credit
Availability	—	$5,455,000
Outstanding balance	$23,428,000	$2,600,000
Interest Rate	5.46%	Prime rate (7.25%)
Monthly payment	$136,000	Interest only
Maturity date	1/1/16	4/15/09

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Inland Regional Center, has a total availability of $5,445,000, monthly interest-only payments, a maturity date of April 15, 2009, and bears variable interest at the Prime Rate (7.25% and 8.25% as of December 31, 2007 and 2006, respectively). As of December 31, 2007, $2,600,000 was outstanding under the line of credit.

Land

As of December 31, 2007, the Partnership owned approximately 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land.

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The project incurred costs of $10,752,000 as of December 31, 2007 and was completed in the first quarter of 2008.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established trading market for the units of limited partnership interest (“Units”) issued by the Partnership.

Holders

As of December 31, 2007, there were 7,181 holders of Units.

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

For 2007, the Partnership distributed from operations $1,816,000 to the limited partners and $202,000 to the General Partner.

For 2006, the Partnership distributed from operations $1,623,000 to the limited partners and $180,000 to the General Partner.

For 2005, the Partnership distributed from operations $1,420,000 to the limited partners and accrued distributions of $157,000 for the General Partner. The accrued distribution was paid to the General Partner in January 2006.

During the fourth quarter of 2007 the Partnership redeemed two units in December at an average price of $805 per unit. There were no redemptions in either October or November.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2007 (in thousands, except per unit of limited partnership interest data):

	2007	2006	2005	2004	2003
Operating revenue	$10,103	$9,483	$7,531	$6,655	$6,731
Gain on sale of land held for development	$—	$—	—	$1,347	$—
Income from continuing operations	$1,470	$1,474	$1,233	$2,191	$821
Income from discontinued operations	$—	$—	$2,164	$183	$180
Net income	$1,470	$1,474	$3,397	$2,374	$1,001
Net income allocable to limited partners	$1,323	$1,327	$3,161	$2,202	$901
Net income per limited partnership unit	$20.10	$20.09	$46.45	$31.65	$12.72
Total assets	$53,395	$52,368	$52,275	$40,560	$34,619
Long-term obligations	$26,028	$23,773	$24,100	$13,236	$7,782
Cash distributions per limited partnership unit	$27.60	$24.62	$21.84	$17.68	$15.18

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2007, the Partnership has eleven properties which consisted of four office buildings and seven retail buildings.

Overview

Leasing

During 2007, management executed new leases totaling 14,379 square feet of space and renewed two leases totaling 29,355 square feet.

Construction

During 2007 the Partnership continued developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. The project incurred costs of $10,752,000 as of December 31, 2007 and was completed in the first quarter of 2008.

Unit redemption

During 2007, a total of 21 Units were redeemed at an average price of $803. As of December 31, 2007, there were 65,819 Units outstanding.

Results Of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenue

Operating revenue for the year ended December 31, 2007 increased $620,000, or 7%, compared to the year ended December 31, 2006. The increase was due to increases in rental revenue of $124,000, an increase in recoveries of $353,000 and lease termination income of $143,000 recognized during the second quarter of 2007. Rental revenues were higher due to the leasing of previously vacant space at Carnegie Business Center I, and additional leasing at Vanderbilt Plaza. The increase in recoveries correlates with an increase in operating expenses and relates primarily to earthquake insurance, janitorial costs and electricity rates. Recoveries were higher due to recoveries related both to 2007 and the 2006 recovery reconciliations completed in the second quarter of 2007.

Expenses

Operating expenses increased $490,000, or 15%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to an increase in the cost of the earthquake insurance policy, janitorial costs and electricity rates which contributed $201,000, $58,000 and $48,000, respectively, to the variance with the balance comprising smaller increases across a range of operating accounts.

Depreciation and amortization increased $404,000, or 16%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the depreciation of capital improvements of approximately $1,352,000 spent in the current year.

Non-operating income / expenses

Interest and other income decreased $127,000, or 84%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a decrease in funds held in certificates of deposit and money market accounts. The certificate of deposit matured at the end of January 2007, resulting in only $10,000 of interest being earned in 2007, compared to $130,000 in 2006.

Interest expense decreased $385,000, or 28%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to capitalization of interest for the construction of North River Place. Interest capitalized was $407,000 in 2007 compared to $22,000 in 2006.

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

Liquidity and Capital Resources

As of December 31, 2007, the Partnership had cash and cash equivalents of $1,881,000.

The Partnership’s primary liability at December 31, 2007 is a note payable of approximately $23,428,000, collateralized by properties with an aggregate net carrying value of approximately $15,336,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Inland Regional Center, and has a total availability of $5,445,000, monthly interest-only payments, a maturity date of April 15, 2009, and bears variable interest at the Prime Rate (7.25% as of December 31, 2007). As of December 31, 2007, $2,600,000 was outstanding under the line of credit.

On June 3, 2005, the Partnership sold a property leased to Office Max for a price of $4,350,000 and generated net proceeds of approximately $4,097,000 and a gain on sale of approximately $2,075,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 as of December 31, 2007, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

At December 31, 2007, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$365	$792	$883	$21,388	$23,428
Interest on indebtedness	1,270	2,478	2,386	3,386	9,520
Line of credit	—	2,600	—	—	2,600

Total	$1,635	$5,870	$3,269	$24,774	$35,548

Management expects that the Partnership’s cash and cash equivalents as of December 31, 2007, together with cash from operations, sales and financings, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2007, the Partnership’s cash provided by operating activities totaled $4,771,000.

A decrease in accounts receivable of $240,000 during 2007 was primarily due to the collection of 2006 receivables including amounts for interest income, percentage rents and pre bill recoveries, whereas there were much smaller receivables for 2007.

An increase in deferred costs of $178,000 during 2007 was primarily due to lease commissions associated with leasing activity at Vanderbilt Plaza and Carnegie Business Center I, which accounted for $109,000 and $34,000 of the increase, respectively. The Partnership paid to Glenborough LLC, a related party, leasing service fees of approximately $17,000 in 2007.

A decrease in prepaid expenses and other assets of $98,000 during 2007 was primarily due to a decrease in prepaid insurance of $65,000 and decrease in the straight line rent receivables of $22,000, due to normal amortization.

An increase in accounts payable and other liabilities of $52,000 during 2007 was primarily due to an increase in deferred income related to prepaid percentage rent payments of $33,000, which are not recognized into income until earned.

An increase in prepaid rents of $94,000 at December 31, 2007 was due to the receipt of January 2008 rents totaling $204,000 in December 2007, in excess of the January 2007 rents of $110,000 received in December 2006.

Investing Activities

During the year ended December 31, 2007, the Partnership’s cash used for investing activities totaled $4,625,000; which primarily consisted of $9,700,000 in additions to real estate investments ($1,352,000 for building and tenant improvements at Carnegie Business Center I, Vanderbilt Plaza, One Vanderbilt and Promotional Retail Center and $7,453,000 for construction costs at North River Place), offset by proceeds of $5,075,000 from the sale of short-term investments.

Financing Activities

During the year ended December 31, 2007, the Partnership’s cash provided by financing activities totaled $151,000, which consisted of $2,600,000 of draws on the line of credit partially offset by $345,000 for principal payments on the note payable, $69,000 in annual loan fees for the line of credit, $17,000 for redemption of Units, $1,816,000 for payment of distributions to the limited partners, and $202,000 for payment of distributions to the General Partner.

Cash Flows

During 2007, cash provided by operating activities was $4,771,000, as compared to cash provided by operating activities of $2,905,000 for the same period in 2006. The change was primarily due to an increase in net income after adding back depreciation and amortization combined with a decrease in accounts receivable, and prepaid expenses and other assets. Further contributing to the variance was an increase in prepaid rent and accounts payable. During 2007, cash used for investing activities was $4,625,000, as compared to cash used for investing activities of $8,387,000 for the same period in 2006. The change was primarily due to proceeds received from the sale of short-term investments purchased in 2006, partially offset by an increase in construction costs at North River Place, which started in late September 2006 and was ongoing throughout 2007. During 2007, cash provided by financing activities was $151,000, as compared to cash used for financing activities of $2,953,000 for the same period in 2006. The change was primarily due to draws on the line of credit and lower redemptions of Units.

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

Recently Issued Accounting Literature

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning on or after November 15, 2007. The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141 (R)”) which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financials reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 141(R) will have a material impact on its financial position, results of operations and cash flows, except that transaction costs will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, (“SFAS No. 160”) which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations and cash flows.

Inflation

Leases at the office properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the office and retail properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. We anticipate that these provisions may permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to reduce our exposure to the adverse effects of inflation.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our expectation of making distributions to our partners;

•	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

•	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of the note payable with a fixed interest rate of 5.46% and the line of credit with a variable interest rate of prime (7.25%) at December 31, 2007.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Collateralized Fixed Rate debt	$365	$385	$407	$429	$454	$21,388	$23,428
Line of credit	—	2,600	—	—	—	—	2,600

Total	$365	$2,985	$407	$429	$454	$21,388	$26,028

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $3,000, based upon the balances outstanding on variable rate instrument at December 31, 2007.

As of December 31, 2007, the Partnership had cash equivalents of $1,168,000 invested in an interest-bearing money market account. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Financial Statement Schedule as included in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

See Item 9A(T).

Item 9A(T). Controls and Procedures

The principal executive officer and principal financial officer of the General Partner have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this annual report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive officer and principal financial officer of the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

The report called for by Item 308T(a) of Regulation S-K is incorporated herein by reference to the “Report of Management on Internal Control Over Financial Reporting” (“Management’s Report”), included in the financial statements included as an exhibit to this report. Management’s Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 64, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2007, all such ownership reports were filed on a timely basis.

Code of Ethics

The Partnership has not adopted a “code of ethics” as defined in rules adopted by the SEC. Because neither the Partnership nor the General Partner has any employees other than Daniel L. Stephenson, the Partnership has determined that adopting a code of ethics would not appreciably improve the Partnership’s ability to deter wrongdoing or promote the conduct set forth in such SEC rules.

Director Independence

The Partnership has no officers of directors. Information on Mr. Stephenson, one of general partners of the Partnership and Director, President, Chief Executive Officer and Chief Financial Officer of the other general partner of the Partnership, is provided in the first paragraph of this Item 10. Mr. Stephenson is not “independent” within the meaning of relevant SEC and securities exchange definitions of the term.

Item 11.	Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Glenborough Fund XV LLC 400 South El Camino Real, Suite 1100, San Mateo, CA 94402	6,827 Units	10.37%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (I.R.A.) 41391 Kalmia, Suite 200, Murrieta, CA 92562	4 Units(direct)	*
Units	Daniel L. Stephenson Family Trust 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units(direct)	*

*	Less than 1 percent

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2007, the Partnership distributed $202,000 to the General Partner pursuant to the Partnership Agreement and paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Fund XV LLC, which holds 10.37% of the Units. Other than such distributions to the General Partner and fees to Glenborough LLC, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Partnership was billed $11,000 for audit services rendered by its former principal accountant during the fiscal year ended December 31, 2006. The Partnership was billed $102,500 and $85,000 for audit services rendered by its current principal accountant during the fiscal years ended December 31, 2007 and 2006, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2007 and 2006.

Tax Fees

The Partnership did not incur tax fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The Partnership did not incur any other fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2007 and 2006.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Partners’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2007 and Notes thereto

(3)	Exhibits:

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003) is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004) incorporated herein by reference.

(10.5)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 7, 2005) is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership. *

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

		By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	March 27, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	March 27, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson,
General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Management’s Annual Report On Internal Control Over Financial Reporting

The Partnership, as such, has no officers or directors, but is managed by the General Partner. The General Partner’s principal officer is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of the management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets of the Partnership that could have a material effect on the financial statements of the Partnership.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

March 27, 2008

/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner
Rancon Realty Fund IV

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund IV, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, CA
March 27, 2008

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands, except units outstanding)

	2007	2006
Assets
Investments in real estate:
Rental properties	$52,472	$51,328
Accumulated depreciation	(15,493)	(13,207)

Rental properties, net	36,979	38,121
Construction in progress	10,752	3,279
Land held for development	246	180

Total investments in real estate	47,977	41,580
Cash and cash equivalents	1,881	1,584
Short-term investments	—	5,075
Accounts receivable, net	59	299
Deferred costs, net of accumulated amortization of $1,510 and $1,233 at December 31, 2007 and 2006, respectively	1,973	2,227
Prepaid expenses and other assets	1,505	1,603

Total assets	$53,395	$52,368

Liabilities and Partners’ Equity
Liabilities:
Note payable and line of credit	$26,028	$23,773
Accounts payable and other liabilities	258	206
Construction costs payable	981	1,790
Prepaid rent	205	111

Total liabilities	27,472	25,880

Commitments and contingent liabilities (Notes 4 and 7)
Partners’ Equity:
General Partner	(592)	(537)
Limited partners, 65,819 and 65,840 limited partnership units outstanding at December 31, 2007 and 2006, respectively	26,515	27,025

Total partners’ equity	25,923	26,488

Total liabilities and partners’ equity	$53,395	$52,368

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2007, 2006 and 2005

(in thousands, except per unit amounts and units outstanding)

	2007	2006	2005
Operating Revenue
Rental revenue	$8,503	$8,379	$6,535
Tenant reimbursements and other	1,600	1,104	996

Total operating revenue	10,103	9,483	7,531

Operating Expenses
Property operating	3,702	3,212	2,719
Depreciation and amortization	2,908	2,504	1,812
Expenses associated with undeveloped land	87	128	135
General and administrative	956	927	1,023

Total operating expenses	7,653	6,771	5,689

Operating income	2,450	2,712	1,842
Interest and other income	24	151	13
Interest expense (including amortization of loan fees)	(1,004)	(1,389)	(622)

Income from continuing operations	1,470	1,474	1,233
Income from discontinued operations (including gain on sale of real estate of $2,075 in 2005)	—	—	2,164

Net income	$1,470	$1,474	$3,397

Basic and diluted income per limited partnership unit:
Continuing operations	$20.10	$20.09	$16.31
Discontinued operations	—	—	30.14

Net income	$20.10	$20.09	$46.45

Weighted average number of limited partnership units outstanding during each year	65,825	66,035	68,051

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2004	$(583)	$27,376	$26,793
Redemption of limited partnership units	—	(1,091)	(1,091)
Net income	236	3,161	3,397
Distributions ($21.84 per limited partnership unit)	(157)	(1,420)	(1,577)

Balance (deficit) at December 31, 2005	(504)	28,026	27,522
Redemption of limited partnership units	—	(705)	(705)
Net income	147	1,327	1,474
Distributions ($24.62 per limited partnership unit)	(180)	(1,623)	(1,803)

Balance (deficit) at December 31, 2006	(537)	27,025	26,488
Redemption of limited partnership units	—	(17)	(17)
Net income	147	1,323	1,470
Distributions ($27.60 per limited partnership unit)	(202)	(1,816)	(2,018)

Balance (deficit) at December 31, 2007	$(592)	$26,515	$25,923

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$1,470	$1,474	$3,397
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of land held for development and real estate	—	—	(2,075)
Depreciation and amortization (including discontinued operations)	2,908	2,504	1,831
Amortization of loan fees, included in interest expense (including discontinued operations)	87	102	92
Changes in certain assets and liabilities:
Accounts receivable	240	(46)	(175)
Deferred costs	(178)	(484)	(1,248)
Prepaid expenses and other assets	98	(488)	(303)
Accounts payable and other liabilities	52	(197)	86
Prepaid rent	94	40	36

Net cash provided by operating activities	4,771	2,905	1,641

Cash flows from investing activities:
Proceeds from sale (purchase) of short-term investments	5,075	(5,075)	–—
Net proceeds from sales of real estate and land held for development	—	—	4,097
Additions to real estate investments	(9,700)	(3,312)	(4,237)

Net cash used in investing activities	(4,625)	(8,387)	(140)

Cash flows from financing activities:
Proceeds from new note payable	—	—	24,100
Draws on line of credit	2,600	—	2,363
Principal payments on notes payable	(345)	(327)	(145)
Payoff on note payable	—	—	(5,431)
Payments on line of credit	—	—	(10,023)
Loan fees for note payable and line of credit	(69)	(28)	(391)
Refund of loan application fee	—	89	—
Redemption of limited partnership units	(17)	(727)	(1,123)
Distributions to limited partners	(1,816)	(1,623)	(1,420)
Distributions to General Partner	(202)	(337)	(113)

Net cash provided by (used in) financing activities	151	(2,953)	7,817

Net increase (decrease) in cash and cash equivalents	297	(8,435)	9,318
Cash and cash equivalents at beginning of year	1,584	10,019	701

Cash and cash equivalents at end of year	$1,881	$1,584	$10,019

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $407, $22 and $560 in 2007, 2006 and 2005, respectively)	$917	$1,287	$530

Supplemental disclosure of non-cash investing activities:
Redemption of limited partnership units	$—	$—	$22
Redemption payable	—	—	(22)

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

Distribution to General Partner	$—	$—	$157
Distribution payable	—	—	(157)

	$—	$—	$—

Construction costs	$981	$1,790	$12
Construction costs payable	(981)	(1,790)	(12)

	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$208	$347	$643

Adjustment of balance sheet for fully amortized deferred costs	$224	$77	$605

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres (unaudited) known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2007, the Partnership has eleven properties which consisted of four office buildings and seven retail buildings.

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

In 2007, 2006 and 2005, a total of 21, 1,052 and 2,062, units of limited partnership interest (“Units”) were redeemed at average prices of $803, $670, and $529, respectively. As of December 31, 2007, there were 65,819 Units outstanding.

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

December 31, 2007, 2006 and 2005

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2007 and 2006, the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2007, 2006 and 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

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

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years

Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement

Furniture and equipment	5 to 7 years

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

Cash and Cash Equivalents

The Partnership considers money market funds and certificates of deposit with original maturities of less than ninety days when purchased to be cash and cash equivalents.

Short-term Investments

The Partnership considered certificates of deposit with original maturities greater than three months and within twelve months at the time of investment to be short-term investments. The short-term investments were held to maturity and recorded at cost on the consolidated balance sheets. Interest income was recognized when earned.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan. Deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period. The Partnership periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.

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

December 31, 2007, 2006 and 2005

Net Income Per Limited Partnership Unit

Net income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income.

Net income per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2007		2006		2005
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Income allocation:
Income from continuing operations
Income from operations	$147	$1,323	$147	$1,327	$123	$1,110

Total allocated income from continuing operations	$147	$1,323	$147	$1,327	$123	$1,110
Income from discontinued operations
Income from operations	$—	$—	$—	$—	$9	80
Gain on sale of real estate	—	—	—	—	104	1,971

Total allocated income from discontinued operations	$—	$—	$—	$—	$113	$2,051

Net income	$147	$1,323	$147	$1,327	$236	$3,161

Weighted average number of limited partnership units outstanding during each year		65,825		66,035		68,051
Basic and diluted income per limited partnership unit:
Continuing operations		$20.10		$20.09		$16.31
Discontinued operations		—		—		30.14

Net income		$20.10		$20.09		$46.45

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

Concentration Risk

Two tenants (Inland Regional Center and University of Phoenix) represented 26% and 29% of operating revenue for the years ended December 31, 2007 and December 31, 2006, respectively and one tenant (Inland Regional Center) represented 19% of operating revenue for the year ended December 31, 2005.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated results of operations.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning on or after November 15, 2007. The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”) which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financials reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 141(R) will have a material impact on its financial position, results of operations and cash flows, except that transaction costs will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, (“SFAS No. 160”) which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations and cash flows.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Land	$4,471	$4,471
Buildings	37,268	37,006
Building and tenant improvements	10,733	9,851

	52,472	51,328
Less: accumulated depreciation	(15,493)	(13,207)

Total rental properties, net	$36,979	$38,121

As of December 31, 2007, the Partnership’s rental properties included four office properties and seven retail properties.

During the year ended December 31, 2007, fully depreciated building and tenant improvements of $208,000 were removed from the balances of such accounts.

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

Below is a summary of the results of operations, through the date of sale, of the property leased to Office Max (dollars in thousands):

2005
Operating revenue	$172
Property operating	64
Depreciation and amortization	19

Total operating expenses	83

Income before gain on sale of real estate	89
Gain on sale of real estate	2,075

Income from discontinued operations	$2,164

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Three-story multi-tenant 72,000 square-foot office building on approximately 1.6 acres of land with a cost basis of $219	$10,752	$3,279

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The project was completed in the first quarter of 2008 with a total cost of $10,752,000 at December 31, 2007.

Land held for development consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Tri-City Corporate Center, San Bernardino, CA (approximately 14.7 and 16.3 acres in 2007 and 2006, respectively)	$246	$180

As of December 31, 2007, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7).

Note 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$23,428	$23,773
Line of credit	2,600	—

Total note payable and line of credit	$26,028	$23,773

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Inland Regional Center, has a total availability of $5,445,000, monthly interest-only payments, a maturity date of April 15, 2009, and bears variable interest at the Prime Rate (7.25% and 8.25% as of December 31, 2007 and 2006, respectively). As of December 31, 2007, $2,600,000 was outstanding under the line of credit.

The annual maturities of the Partnership’s note payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$365
2009	385
2010	407
2011	429
2012	454
Thereafter	21,388

Total	$23,428

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC, was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the consolidated statements of operations ($303,000, $271,000 and $223,000 for the years ended December 31, 2007, 2006 and 2005, respectively); (ii) a construction services fee which was included in rental properties on the consolidated balance sheets ($44,000, $10,000 and $91,000 in 2007, 2006 and 2005, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the consolidated statements of operations ($300,000 for each of the years ended December 31, 2007, 2006 and 2005); (iv) a leasing services fee which was included in deferred costs on the consolidated balance sheets ($50,000, $245,000 and $341,000 in 2007, 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties which was included in the gain on sale of real estate in the consolidated statements of operations ($0, $0, and $87,000 in 2007, 2006 and 2005, respectively) and a sales fee of 4% for unimproved properties ($0 for the years ended December 31, 2007, 2006 and 2005, respectively); (vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the consolidated balance sheets ($54,000, $0 and $241,000 in 2007, 2006 and 2005, respectively); (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the consolidated balance sheets, excluding the cost of the land; the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($240,000, $223,000 and $51,000 in 2007, 2006 and 2005, respectively); (viii) a data processing fee based on square footage which was included in property operating expenses in the consolidated statements of operations ($53,000, $53,000 and $51,000 for the years ended December 31, 2007, 2006 and 2005, respectively); and (ix) an engineering fee based on square footage which was included in property operating expenses in the consolidated statements of operations ($16,000, $0 and $1,000 for the years ended December 31, 2007, 2006 and 2005, respectively).

As of December 31, 2007, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 6,827 or 10.37% of the Units all of which were purchased from unaffiliated third parties.

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

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2007, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2020. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$8,441
2009	7,172
2010	6,111
2011	4,819
2012	3,322
Thereafter	8,633

Total	$38,498

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which were included in operating revenue in the consolidated statements of operations and amounted to $1,600,000, $1,104,000, and $996,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The following is a reconciliation for the years ended December 31, 2007, 2006 and 2005 of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2007	2006	2005
Net income as reported in the accompanying consolidated financial statements	$1,470	$1,474	$3,397
Financial reporting depreciation in excess of tax reporting depreciation*	790	575	116
Gain on sale of property in excess of gain recognized for tax reporting*	—	—	(123)
Property taxes capitalized for tax reporting in excess of financial reporting*	—	—	—
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	68	24	(522)

Net income for federal income tax purposes*	$2,328	$2,073	$2,868

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Partners’ equity as reported in the accompanying consolidated financial statements	$25,923	$26,488
Provision for impairment of investments in real estate	9,400	9,400
Syndication costs*	314	314
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction	5,544	4,687

Partners’ capital for federal income tax purposes*	$41,181	$40,889

*	Unaudited

Note 10. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Operating Revenue	$2,415	$2,827	$2,341	$2,520

Operating Expenses
Property operating	851	837	1,019	995
Depreciation and amortization	681	713	748	766
Expenses associated with undeveloped land	24	24	15	24
General and administrative	240	277	206	233

Total operating expenses	1,796	1,851	1,988	2,018

Operating income	619	976	353	502
Interest and other income	16	4	1	3
Interest expense	(302)	(256)	(218)	(228)

Net income	$333	$724	$136	$277

Basic and diluted per limited partnership unit: *	$4.56	$9.89	$1.85	$3.79

Weighted average number of limited partnership units outstanding during each period	65,829	65,826	65,824	65,820

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

	Quarter Ended (unaudited)
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Operating Revenue	$2,249	$2,346	$2,352	$2,536

Operating Expenses
Property operating	742	689	944	837
Depreciation and amortization	583	614	654	653
Expenses associated with undeveloped land	35	35	34	24
General and administrative	247	273	201	206

Total operating expenses	1,607	1,611	1,833	1,720

Operating income	642	735	519	816
Interest and other income	9	69	44	29
Interest expense	(349)	(353)	(357)	(330)

Net income	$302	$451	$206	$515

Basic and diluted per limited partnership unit: *	$4.09	$6.16	$2.81	$7.04

Weighted average number of limited partnership units outstanding during each period	66,524	65,932	65,845	65,840

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2007
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Commercial Office -
One Vanderbilt	$	(c)	$572	$—	$6,950	$—	$572	$6,950	$7,522	$3,681	11/30/85	11/06/84	3-40 yrs.
Carnegie Business Center I			380	—	5,627	—	380	5,627	6,007	2,208	7/31/86	11/06/84	3-40 yrs.
Inland Regional Center (IRC)	(b	)	608	—	7,992	—	946	7,654	8,600	2,256	1/96	6/26/87	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(1,678)	—	(196)	(1,482)	(1,678)	—
Vanderbilt Plaza	—		511	—	14,853	—	511	14,853	15,364	2,185	11/03	11/06/84	40 yrs.

	—		2,071	—	33,744	—	2,213	33,602	35,815	10,330

Commercial Retail -
Service Retail Center	(c	)	300	—	1,609	—	300	1,609	1,909	748	7/31/86	11/06/84	3-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail	(c	)	811	—	5,880	—	811	5,880	6,691	1,950	2/01/93	11/06/84	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)	—
TGI Friday’s	(c	)	181	1,624	67	—	181	1,691	1,872	460	N/A	2/28/97	40 yrs.
Circuit City	(c	)	284	—	3,612	—	454	3,442	3,896	1,409	7/96	11/06/84	20-40 yrs.
Mimi’s Café	(c	)	149	675	66	—	154	736	890	221	7/98	11/06/84	40 yrs.
Palm Court Retail #1	(c	)	194	617	78	—	194	695	889	214	7/98	11/06/84	40 yrs.
Palm Court Retail #2	(c	)	212	636	31	—	212	667	879	161	7/98	11/06/84	40 yrs.

	23,428		2,131	3,552	10,974	—	2,258	14,399	16,657	5,163

Construction in progress - 1.6 acres	—		219	—	10,533	—	219	10,533	10,752	—	10/2006	11/06/84	N/A

	—		219	—	10,533	—	219	10,533	10,752	—

Land held for development - 14.7 acres	—		2,750	—	4,849	—	7,407	192	7,599	—	N/A	11/06/84	N/A
Less: Provision for impairment of real estate	—		(2,697)	—	(4,656)	—	(7,353)	—	(7,353)	—

	—		53	—	193	—	54	192	246	—

	$23,428		$4,474	$3,552	$55,444	$—	$4,744	$58,726	$63,470	$15,493

(a)	The aggregate cost of land and buildings for federal income tax purposes is $67,523,000 (unaudited).

(b)	IRC is collateral for the debt of line of credit in the amount of $2,600.

(c)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Circuit City, Mimi Café, Palm Court Retail #1 and #2 are collateral for debt in the aggregate amount of $23,428.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Investments in real estate:
Balance at beginning of year	$54,787	$50,032	$48,706
Additions during year	8,891	5,102	4,285
Write-off of fully depreciated rental property	(208)	(347)	(643)
Sales of real estate	—	—	(2,316)

Balance at end of year	$63,470	$54,787	$50,032

Accumulated Depreciation:
Balance at beginning of year	$13,207	$11,451	$10,922
Additions charged to expense	2,494	2,103	1,606
Write-off of fully depreciated rental property	(208)	(347)	(643)
Sales of real estate	—	—	(434)

Balance at end of year	$15,493	$13,207	$11,451

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, File number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003) is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004) is incorporated herein by reference.

(10.5)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 7, 2005) is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.*

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.