Form 10-Q
period 2008-03-31
RANCON REALTY FUND IV
filed 2008-05-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Investments in real estate:
Rental properties	$52,612	$52,472
Accumulated depreciation	(16,137)	(15,493)

Rental properties, net	36,475	36,979
Construction in progress	10,923	10,752
Land held for development	263	246

Total investments in real estate	47,661	47,977
Cash and cash equivalents	1,560	1,881
Accounts receivable, net	43	59
Deferred costs, net of accumulated amortization of $1,625 and $1,510 as of March 31, 2008 and December 31, 2007, respectively	1,982	1,973
Prepaid expenses and other assets	1,602	1,505

Total assets	$52,848	$53,395

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$25,938	$26,028
Accounts payable and other liabilities	264	258
Construction costs payable	165	981
Prepaid rent	296	205

Total liabilities	26,663	27,472

Commitments and contingent liabilities (Notes 4 and 7)
Partners’ Equity (Deficit):
General Partner	(566)	(592)
Limited partners, 65,819 limited partnership units outstanding as of March 31, 2008 and December 31, 2007	26,751	26,515

Total partners’ equity	26,185	25,923

Total liabilities and partners’ equity	$52,848	$53,395

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating Revenue
Rental revenue	$2,136	$2,117
Tenant reimbursements and other	384	298

Total operating revenue	2,520	2,415
Operating Expenses
Property operating	864	851
Depreciation and amortization	758	681
Expenses associated with undeveloped land	25	24
General and administrative	232	240

Total operating expenses	1,879	1,796

Operating income	641	619
Interest and other income	1	16
Interest expense (including amortization of loan fees)	(380)	(302)

Net income	$262	$333

Basic and diluted net income per limited partnership unit	$3.59	$4.56

Weighted average number of limited partnership units outstanding during each period	65,819	65,829

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2008

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2007	$(592)	$26,515	$25,923
Net income	26	236	262

Balance (deficit) at March 31, 2008	$(566)	$26,751	$26,185

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$262	$333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	758	681
Amortization of loan fees, included in interest expense	18	28
Changes in certain assets and liabilities:
Accounts receivable	16	173
Deferred costs	(132)	(11)
Prepaid expenses and other assets	(97)	(40)
Accounts payable and other liabilities	6	15
Prepaid rent	91	4

Net cash provided by operating activities	922	1,183

Cash flows from investing activities:
Proceeds from maturity of short-term investment	—	5,075
Additions to real estate investments	(1,153)	(3,291)

Net cash (used in) provided by investing activities	(1,153)	1,784

Cash flows from financing activities:
Note payable principal payments	(90)	(84)
Redemption of limited partnership units	—	(11)

Net cash used in financing activities	(90)	(95)

Net (decrease) increase in cash and cash equivalents	(321)	2,872
Cash and cash equivalents at beginning of period	1,881	1,584

Cash and cash equivalents at end of period	$1,560	$4,456

Supplemental disclosure of cash flow information: Cash paid for interest (net of capitalized interest of $0 and $51,000 at March 31, 2008 and 2007, respectively)	$362	$274

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$9	$11

Write-off of fully amortized deferred costs	$8	$14

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in construction costs payable	$165	$962

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$—	$3
Redemption payable	—	(3)

	$—	$—

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

As of March 31, 2008, there were 65,819 Units (“Units”) outstanding.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2008 and December 31, 2007, and the consolidated results of operations and of cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2008 and 2007. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2008 and December 31, 2007, and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2008 and 2007, and the consolidated statement of partners’ equity for the three months ended March 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

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

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period. The Partnership periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.

Net Income Per Limited Partnership Unit

Net income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income.

Net income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2008		March 31, 2007
	General Partner	Limited Partners	General Partner	Limited Partners
Income allocation:
Net income	$26	$236	$33	$300
Weighted average number of limited partnership units outstanding during each period		65,819		65,829
Basic and diluted income per limited partnership unit		$3.59		$4.56

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

Concentration Risk

Two tenants (Inland Counties Regional Center and University of Phoenix) represented a combined 30% and one tenant (Inland Counties Regional Center) represented 16% of operating revenue for the three months ended March 31, 2008.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 nullifies the guidance provided by Emerging Issues Task Force (EITF) Issue No. 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. There was no material impact on the Partnership’s financial position, results of operations or cash flows and no financial assets and liabilities requiring disclosure under SFAS No. 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning on or after November 15, 2007. The Partnership has adopted SFAS No. 159 with no material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”) which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 141(R) will have a material impact on its financial position, results of operations and cash flows, except that transaction costs will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, (“SFAS No. 160”) which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations and cash flows.

Reference to 2007 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2007 audited consolidated financial statements on Form 10-K.

NOTE 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$4,471	$4,471
Buildings	37,268	37,268
Building and tenant improvements	10,873	10,733

	52,612	52,472
Less: accumulated depreciation	(16,137)	(15,493)

Total rental properties, net	$36,475	$36,979

As of March 31, 2008, the Partnership’s rental properties included four office properties and seven retail properties.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Three-story multi-tenant 72,000 square-foot office building on approximately 1.6 acres of land with a cost basis of $219	$10,923	$10,752

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008 at a total cost of $10,923,000 but the Partnership has remaining tenant improvement work so the building has not been placed into service at March 31, 2008.

Land held for development consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Tri-City Corporate Center, San Bernardino, CA (approximately 14.7 acres as of March 31, 2008 and December 31, 2007)	$263	$246

This undeveloped land is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7).

NOTE 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$23,338	$23,428
Line of credit	2,600	2,600

Total note payable and line of credit	$25,938	$26,028

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Inland Regional Center, has a total availability of $5,445,000, monthly interest-only payments, a maturity date of April 15, 2009, and bears variable interest at the Prime Rate (5.25% and 7.25% as of March 31, 2008 and December 31, 2007, respectively). As of March 31, 2008, $2,600,000 was outstanding under the line of credit.

The required principal payments on the Partnership’s debt for the next five years and thereafter, as of March 31, 2008, are as follows (in thousands).

2008	$275
2009	385
2010	407
2011	429
2012	454
Thereafter	21,388

Total	$23,338

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership’s Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees:

	Three Months Ended
	March 31, 2008	March 31, 2007
(i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$86,000	$77,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	4,000	10,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	75,000	75,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	62,000	10,000
(v) a sales fee of 2% for improved properties and a sales fee of 4% for unimproved properties	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	100,000
(viii) a data processing fee based on square footage which was included in property operating expenses in the accompanying consolidated statements of operations	16,000	13,000
(ix) an engineering fee based on square footage which was included in property operating expenses in the accompanying consolidated statements of operations	4,000	4,000

As of March 31, 2008, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,282 or 11.06% of the Units purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2008 for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2007 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2008, our rental properties consist of four office and seven retail properties, aggregating approximately 486,000 rentable square feet, of which 332,000 square feet are office space, and 154,000 square feet are retail space.

Property	Type	Square Footage
One Vanderbilt	Four-story office building	73,729
Carnegie Business Center I	Two office buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Inland Regional Center	Two-story office building	81,079
TGI Friday’s	Restaurant	9,386
Circuit City	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,212

As of March 31, 2008, the weighted average occupancy of the eleven properties was 91%.

Land

As of March 31, 2008, we owned approximately 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land.

During the third quarter of 2006, we began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008 with a total cost of $10,923,000 but we have remaining tenant improvement work so the building has not been placed into service at March 31, 2008.

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

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

Revenue

Operating revenue increased $105,000, or 4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to an increase in occupancy at Vanderbilt Plaza from 79% to 89%.

Expense

Operating expenses remained relatively flat with an increase of $13,000, or 2%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Depreciation and amortization increased $77,000, or 11%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to the depreciation of $570,000 in new capital improvements plus additional tenant improvements, and amortization of additional lease commissions.

Non-operating income / expenses

Interest and other income decreased $15,000, or 94%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to the maturity of a short-term investment in January 2007.

Interest expense increased $78,000, or 26%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to the cessation of interest capitalization on the North River Place development project.

Liquidity and Capital Resources

As of March 31, 2008, we have cash and cash equivalents of $1,560,000.

As of March 31, 2008, our primary liability is a note payable of approximately $23,338,000, collateralized by properties with an aggregate net carrying value of approximately $15,180,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which is collateralized by Inland Regional Center, and has a total availability of $5,445,000, monthly interest-only payments, a maturity date of April 15, 2009, and bears variable interest at the Prime Rate (5.25% and 7.25% as of March 31, 2008 and December 31, 2007, respectively). As of March 31, 2008, $2,600,000 was outstanding under the line of credit.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2008, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the three months ended March 31, 2008, cash provided by operating activities was $922,000, as compared to cash provided by operating activities of $1,183,000 for the same period in 2007. The change was primarily due to an increase in deferred costs. For the three months ended March 31, 2008, cash used in investing activities was $1,153,000, as compared to cash provided by investing activities of $1,784,000 for the same period in 2007. The change was primarily due to the maturity of a short-term investment offset by an increase in construction costs at North River Place in 2007. For the three months ended March 31, 2008, cash used in financing activities was $90,000, as compared to cash used in financing activities of $95,000 for the same period in 2007. The change was primarily due to a decrease in redemptions of Units in 2008.

Our expectation is that cash and cash equivalents as of March 31, 2008, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of March 31, 2008, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$275	$792	$883	$21,388	$23,338
Interest on indebtedness	951	2,478	2,387	3,386	9,202
Line of credit	—	2,600	—	—	2,600

Total	$1,226	$5,870	$3,270	$24,774	$35,140

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	availability and creditworthiness of prospective tenants;

•	defaults or non-renewal of leases by customers;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

•	failure to obtain necessary outside financing;

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of April 15, 2009 and variable interest rate of 5.25% as of March 31, 2008.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$275	$385	$407	$429	$454	$21,388	$23,338
Line of credit	$—	$2,600	$—	$—	$—	$—	$2,600

As of March 31, 2008, we had cash and cash equivalents of $1,560,000; approximately $569,000 was invested in an interest-bearing money market account. Declines in interest rates over time would reduce our interest income.

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

RANCON REALTY FUND IV, a California limited partnership

		By:	Rancon Financial Corporation a California corporation, its General Partner

Date:	May 14, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	May 14, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002