Form 10-Q
period 2008-06-30
RANCON REALTY FUND IV
filed 2008-08-13
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Investments in real estate:
Rental properties	$52,715	$52,472
Accumulated depreciation	(16,775)	(15,493)

Rental properties, net	35,940	36,979
Construction in progress	11,204	10,752
Land held for development	267	246

Total investments in real estate	47,411	47,977
Cash and cash equivalents	3,760	1,881
Accounts receivable, net	83	59
Deferred costs, net of accumulated amortization of $1,743 and $1,510 as of June 30, 2008 and December 31, 2007, respectively	1,898	1,973
Prepaid expenses and other assets	1,257	1,505

Total assets	$54,409	$53,395

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,693	$26,028
Accounts payable and other liabilities	330	258
Construction costs payable	5	981
Prepaid rent	212	205

Total liabilities	29,240	27,472

Commitments and contingent liabilities (Notes 4 and 7)
Partners’ Equity (Deficit):
General Partner	(667)	(592)
Limited partners, 65,819 limited partnership units outstanding as of June 30, 2008 and December 31, 2007	25,836	26,515

Total partners’ equity	25,169	25,923

Total liabilities and partners’ equity	$54,409	$53,395

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating Revenue
Rental revenue	$2,165	$2,119	$4,300	$4,236
Tenant reimbursements and other	338	708	723	1,006

Total operating revenue	2,503	2,827	5,023	5,242
Operating Expenses
Property operating	905	837	1,770	1,688
Depreciation and amortization	759	713	1,517	1,394
Expenses associated with undeveloped land	22	24	47	48
General and administrative	294	277	525	517

Total operating expenses	1,980	1,851	3,859	3,647

Operating income Total operating expenses	523	976	1,164	1,595
Interest and other income	2	4	3	20
Interest expense (including amortization of loan fees)	(380)	(256)	(760)	(558)

Net income	$145	$724	$407	$1,057

Basic and diluted net income per limited partnership unit	$1.98	$9.89	$5.56	$14.45

Weighted average number of limited partnership units outstanding during each period	65,819	65,826	65,819	65,827

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2008

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2007	$(592)	$26,515	$25,923
Net income	41	366	407
Distributions ($15.87 per limited partnership unit)	(116)	(1,045)	(1,161)

Balance (deficit) at June 30, 2008	$(667)	$25,836	$25,169

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$407	$1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,517	1,394
Amortization of loan fees, included in interest expense	35	51
Changes in certain assets and liabilities:
Accounts receivable	(24)	162
Deferred costs	(166)	(51)
Prepaid expenses and other assets	248	286
Accounts payable and other liabilities	72	(19)
Prepaid rent	7	145

Net cash provided by operating activities	2,096	3,025

Cash flows from investing activities:
Proceeds from maturity of short-term investment	––	5,075
Additions to real estate investments	(1,721)	(7,452)

Net cash used in investing activities	(1,721)	(2,377)

Cash flows from financing activities:
Note payable principal payments	(180)	(170)
Draws on line of credit	2,845	––
Loan fee for line of credit	––	(68)
Redemption of limited partnership units	––	(11)
Distributions to limited partners	(1,045)	(908)
Distributions to General Partner	(116)	(101)

Net cash provided by (used in) financing activities	1,504	(1,258)

Net increase (decrease) in cash and cash equivalents	1,879	(610)
Cash and cash equivalents at beginning of period	1,881	1,584

Cash and cash equivalents at end of period	$3,760	$974

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0 and $140,000 at June 30, 2008 and 2007, respectively)	$725	$647

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$29	$48

Write-off of fully amortized deferred costs	$8	$199

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in construction costs payable	$5	$640

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

As of June 30, 2008, there were 65,819 units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2008 and December 31, 2007, the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2008 and 2007, and cash flows of the Partnership for the six months ended June 30, 2008 and 2007. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2008 and December 31, 2007, and the related consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the consolidated statement of partners’ equity for the six months ended June 30, 2008 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007.

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

The pre-development costs for a new project are capitalized and include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods when activities necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

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

Net income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended June 30, 2008		For the three months ended June 30, 2007		For the six months ended June 30, 2008		For the six months ended June 30, 2007
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Income allocation:
Net income	$15	$130	$72	$652	$41	$366	$106	$951
Weighted average number of limited partnership units outstanding during each period		65,819		65,826		65,819		65,827
Basic and diluted income per limited partnership unit		$1.98		$9.89		$5.56		$14.45

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Concentration Risk

Two tenants (Inland Counties Regional Center and University of Phoenix) represented a combined 30% and one tenant (Inland Counties Regional Center) represented 16% of operating revenue for the six months ended June 30, 2008.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 nullifies the guidance provided by Emerging Issues Task Force (EITF) Issue No. 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. There was no material impact on the Partnership’s financial position, results of operations or cash flows and no financial assets and liabilities requiring disclosure under SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 141(R) will have a material impact on its financial position, results of operations and cash flows, except that transaction costs will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS No. 160”), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires companies to provide additional disclosures about their objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the their financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS No. 161 will have a material impact on its financial condition or operating results.

Reference to 2007 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2007 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$4,471	$4,471
Buildings	37,268	37,268
Building and tenant improvements	10,976	10,733

	52,715	52,472
Less: accumulated depreciation	(16,775)	(15,493)

Total rental properties, net	$35,940	$36,979

As of June 30, 2008, the Partnership’s rental properties included four office properties and seven retail properties.

NOTE 4.	CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Three-story multi-tenant 72,000 square-foot office building on approximately 1.6 acres of land with a cost basis of $219	$11,204	$10,752

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008, but the Partnership has remaining tenant improvement work so the building has not been placed into service as of June 30, 2008.

Land held for development consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Tri-City Corporate Center, San Bernardino, CA (approximately 14.7 acres as of June 30, 2008 and December 31, 2007)	$267	$246

This undeveloped land is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7).

NOTE 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$23,248	$23,428
Line of credit	5,445	2,600

Total note payable and line of credit	$28,693	$26,028

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Inland Regional Center, that has a total availability of $5,445,000, monthly interest-only payments, a maturity date of April 15, 2009, and bears variable interest at the Prime Rate (5.00% and 7.25% as of June 30, 2008 and December 31, 2007, respectively). As of June 30, 2008, $5,445,000 was outstanding under the line of credit.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The required principal payments on the Partnership’s debt for the next five years and thereafter, as of June 30, 2008, are as follows (in thousands). Included in the year ending December 31, 2009, is the line of credit balance of $5,445,000 which has a maturity of April 15, 2009.

Year Ending December 31,
2008	$185
2009	5,830
2010	407
2011	429
2012	454
Thereafter	21,388

Total	$28,693

NOTE 6.	RELATED PARTY TRANSACTIONS

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

	Six Months Ended
	June 30, 2008	June 30, 2007
(i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$160,000	$162,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	11,000	23,000
(iii) an asset and partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	150,000	150,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	68,000	35,000
(v) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	––	54,000
(vi) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and/or rental properties on the accompanying consolidated balance sheets; excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	––	200,000
(vii) a data processing fee based on square footage which was included in property operating expenses in the accompanying consolidated statements of operations	33,000	27,000
(viii) an engineering fee based on square footage which was included in property operating expenses in the accompanying consolidated statements of operations	8,000	8,000

As of June 30, 2008, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,364 or 11.19% of the Units which were purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2008 for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2008, our rental properties consist of four office and seven retail properties, aggregating approximately 487,000 rentable square feet, of which 333,000 square feet are office space, and 154,000 square feet are retail space.

Property	Type	Square Footage
One Vanderbilt	Four-story office building	73,729
Carnegie Business Center I	Two office buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Inland Regional Center	Two-story office building	81,079
TGI Friday’s	Restaurant	9,956
Circuit City	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,291

As of June 30, 2008, the weighted average occupancy of the eleven properties was 92%.

Land

As of June 30, 2008, we owned approximately 1.6 acres of land under construction and approximately 14.7 acres of unimproved land.

During the third quarter of 2006, we began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008 with a total cost of $11,204,000, but we have remaining tenant improvement work so the building has not been placed into service as of June 30, 2008.

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

Results of Operations

Comparison of the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007.

Revenue

Rental revenue increased $46,000, or 2%, and $64,000, or 2%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to rent increases on existing leases and lease renewals at Carnegie Business Center I and Circuit City.

Tenant reimbursements and other decreased $370,000, or 52%, and $283,000, or 28% for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to a decrease in recoveries related to 2007 recovery reconciliations completed in the second quarter of 2008.

Expenses

Operating expenses increased $68,000, or 8%, and $82,000, or 5%, for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, respectively, primarily due to increases in utilities and administrative costs.

Depreciation and amortization increased $46,000, or 6%, and $123,000, or 9%, for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, respectively, primarily due to the depreciation of $570,000 in new capital improvements plus additional tenant improvements, and amortization of additional lease commissions.

General and administrative expenses increased $17,000, or 6%, and $8,000, or 2%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to an increase in investor service fees.

Non-operating income / expenses

Interest and other income decreased $2,000, or 50%, and $17,000, or 85%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to the maturity of a short-term investment in April 2007.

Interest expense increased $124,000, or 48%, and $202,000, or 36%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, due to the cessation of interest capitalization on the North River Place development project as well as an increase in the outstanding balance on the line of credit.

Liquidity and Capital Resources

As of June 30, 2008, we have cash and cash equivalents of $3,760,000.

As of June 30, 2008, our primary liability is a note payable of approximately $23,248,000, collateralized by properties with an aggregate net carrying value of approximately $15,024,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which is collateralized by Inland Regional Center, that has a total availability of $5,445,000, monthly interest-only payments, a maturity date of April 15, 2009, and bears variable interest at the Prime Rate (5.00% and 7.25% as of June 30, 2008 and December 31, 2007, respectively). As of June 30, 2008, $5,445,000 was outstanding under the line of credit.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2008, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the six months ended June 30, 2008, cash provided by operating activities was $2,096,000, as compared to cash provided by operating activities of $3,025,000 for the same period in 2007. The change was primarily due to an increase in deferred costs and accounts receivable and a decrease in prepaid rent. For the six months ended June 30, 2008, cash used in investing activities was $1,721,000, as compared to cash used in investing activities of $2,377,000 for the same period in 2007. The change was primarily due to a decrease in construction costs at North River Place and the maturity of a short-term investment in 2007. For the six months ended June 30, 2008, cash provided by financing activities was $1,504,000, as compared to cash used in financing activities of $1,258,000 for the same period in 2007. The change was primarily due to draws on the line of credit.

Our expectation is that cash and cash equivalents as of June 30, 2008, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of June 30, 2008, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$185	$792	$883	$21,388	$23,248
Interest on indebtedness	632	2,478	2,387	3,386	8,883
Line of credit	5,445	—	—	––	5,445

Total	$6,262	$3,270	$3,270	$24,774	$37,576

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of April 15, 2009 and variable interest rate of 5.0% as of June 30, 2008.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$185	$385	$407	$429	$454	$21,388	$23,248
Line of credit	$––	$5,445	$––	$––	$––	$––	$5,445

As of June 30, 2008, we had cash and cash equivalents of $3,760,000; approximately $2,420,000 was invested in an interest-bearing money market account. Declines in interest rates over time would reduce our interest income.

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV,
a California limited partnership

By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 13, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 13, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002