Form 10-Q
period 2008-09-30
RANCON REALTY FUND IV
filed 2008-11-12
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Investments in real estate:
Rental properties	$52,381	$52,472
Accumulated depreciation	(16,781)	(15,493)

Rental properties, net	35,600	36,979
Construction in progress	11,287	10,752
Land held for development	267	246

Total investments in real estate	47,154	47,977
Cash and cash equivalents	4,147	1,881
Accounts receivable, net	40	59
Deferred costs, net of accumulated amortization of $1,589 and $1,510 as of September 30, 2008 and December 31, 2007, respectively	1,840	1,973
Prepaid expenses and other assets	1,479	1,505

Total assets	$54,660	$53,395

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,601	$26,028
Accounts payable and other liabilities	551	258
Construction costs payable	—	981
Prepaid rent	348	205

Total liabilities	29,500	27,472

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(668)	(592)
Limited partners, 65,819 limited partnership units outstanding as of September 30, 2008 and December 31, 2007	25,828	26,515

Total partners’ equity	25,160	25,923

Total liabilities and partners’ equity	$54,660	$53,395

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating Revenue
Rental revenue	$2,110	$2,101	$6,506	$6,554
Tenant reimbursements	300	240	927	1,029

Total operating revenue	2,410	2,341	7,433	7,583
Operating Expenses
Property operating	1,060	1,034	2,876	2,770
Depreciation and amortization	754	748	2,271	2,142
General and administrative	209	206	734	723

Total operating expenses	2,023	1,988	5,881	5,635

Operating income	387	353	1,552	1,948
Interest and other income	16	1	19	21
Interest expense (including amortization of loan fees)	(412)	(218)	(1,173)	(776)

Net income (loss)	$(9)	$136	$398	$1,193

Basic and diluted net income (loss) per limited partnership unit	$(0.12)	$1.85	$5.44	$16.32

Weighted average number of limited partnership units outstanding	65,819	65,824	65,819	65,826

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2008

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2007	$(592)	$26,515	$25,923
Net income	40	358	398
Distributions ($15.87 per limited partnership unit)	(116)	(1,045)	(1,161)

Balance (deficit) at September 30, 2008	$(668)	$25,828	$25,160

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$398	$1,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,271	2,142
Amortization of loan fees, included in interest expense	53	69
Changes in certain assets and liabilities:
Accounts receivable	19	257
Deferred costs	(235)	(165)
Prepaid expenses and other assets	26	(94)
Accounts payable and other liabilities	293	158
Prepaid rent	143	178

Net cash provided by operating activities	2,968	3,738

Cash flows from investing activities:
Proceeds from maturity of short-term investment	—	5,075
Advance to affiliate	—	(550)
Additions to real estate investments	(2,114)	(8,932)

Net cash used in investing activities	(2,114)	(4,407)

Cash flows from financing activities:
Note payable principal payments	(272)	(257)
Draws on line of credit	2,845	1,000
Loan fee for line of credit	—	(68)
Redemption of limited partnership units	—	(11)
Distributions to limited partners	(1,045)	(908)
Distributions to General Partner	(116)	(101)

Net cash provided by (used in) financing activities	1,412	(345)

Net increase (decrease) in cash and cash equivalents	2,266	(1,014)
Cash and cash equivalents at beginning of period	1,881	1,584

Cash and cash equivalents at end of period	$4,147	$570

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0 and $265 at September 30, 2008 and 2007, respectively)	$1,112	$707

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$668	$71

Write-off of fully amortized deferred costs	$289	$199

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in construction costs payable	$—	$847

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units payable	$—	$4

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

As of September 30, 2008, there were 65,819 units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2008 and December 31, 2007, the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2008 and 2007, and cash flows of the Partnership for the nine months ended September 30, 2008 and 2007. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2008 and December 31, 2007, and the related consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the consolidated statement of partners’ equity for the nine months ended September 30, 2008 and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007.

Reclassification

Certain items in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.

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

Net Income (loss) Per Limited Partnership Unit

Net income (loss) per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income (loss).

Net income (loss) per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended September 30, 2008		For the three months ended September 30, 2007		For the nine months ended September 30, 2008		For the nine months ended September 30, 2007
Income (loss) allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Net income (loss)	$(1)	$(8)	$14	$122	$40	$358	$119	$1,074
Weighted average number of limited partnership units outstanding during each period		65,819		65,824		65,819		65,826
Basic and diluted income (loss) per limited partnership unit		$(0.12)		$1.85		$5.44		$16.32

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

Concentration Risk

Two tenants (Inland Counties Regional Center and University of Phoenix) represented a combined 32% and one tenant (Inland Counties Regional Center) represented 17% of operating revenue for the nine months ended September 30, 2008.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 clarified how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Partnership’s financial position, results of operations and cash flows.

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

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$4,471	$4,471
Buildings	37,268	37,268
Building and tenant improvements	10,642	10,733

	52,381	52,472
Less: accumulated depreciation	(16,781)	(15,493)

Total rental properties, net	$35,600	$36,979

As of September 30, 2008, the Partnership’s rental properties included four office properties and seven retail properties.

NOTE 4.	CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Three-story multi-tenant 72,000 square-foot office building on approximately 1.6 acres of land with a cost basis of $219	$11,287	$10,752

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008, but the Partnership has remaining improvements to complete so the building has not been placed into service as of September 30, 2008.

Land held for development consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Tri-City Corporate Center, San Bernardino, CA (approximately 14.7 acres as of September 30, 2008 and December 31, 2007)	$267	$246

This undeveloped land is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7).

NOTE 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$23,156	$23,428
Line of credit	5,445	2,600

Total note payable and line of credit	$28,601	$26,028

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership has a line of credit, which is collateralized by Inland Regional Center, that has a total availability of $5,445,000, monthly interest-only payments, a maturity date of April 15, 2009, and bears variable interest at the Prime Rate (5.00% and 7.25% as of September 30, 2008 and December 31, 2007, respectively). As of September 30, 2008, $5,445,000 was outstanding under the line of credit.

The required principal payments on the Partnership’s debt for the next five years and thereafter, as of September 30, 2008, are as follows (in thousands). Included in the year ending December 31, 2009, is the line of credit balance of $5,445,000 which has a maturity of April 15, 2009. The Partnership is in the process of obtaining a new $10 million revolving line of credit which will be collateralized by Vanderbilt Plaza and Carnegie Business Center I. The line of credit will have a one year maturity date, with two one-year extension options, and will bear interest at the floating rate of LIBOR plus 2.75%. The proceeds from the new line of credit will be used to pay off the existing line of credit balance and fund future working capital needs.

Year Ending December 31,
2008	$93
2009	5,830
2010	407
2011	429
2012	454
Thereafter	21,388

Total	$28,601

NOTE 6.	RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. As indicated in the Property Management and Services Agreement, the contract will be automatically extended on December 31, 2008 for a one year period at the same terms and conditions. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership’s Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees:

	Nine Months Ended
	September 30, 2008	September 30, 2007
(i) property management fees of 3% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$235,000	$239,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	13,000	23,000
(iii) an asset and partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	225,000	225,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	137,000	35,000
(v) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	54,000
(vi) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and/or rental properties on the accompanying consolidated balance sheets; excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	240,000
(vii) data processing fees based on square footage which were included in property operating expenses in the accompanying consolidated statements of operations	50,000	40,000
(viii) engineering fees based on square footage which were included in property operating expenses in the accompanying consolidated statements of operations	11,000	12,000

As of September 30, 2008, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,364 or 11.19% of the limited partnership units which were purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2008 for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of September 30, 2008, our rental properties consist of four office and seven retail properties, aggregating approximately 487,000 rentable square feet, of which 333,000 square feet are office space, and 154,000 square feet are retail space.

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

As of September 30, 2008, the weighted average occupancy of the eleven properties was 88%.

Land

As of September 30, 2008, we owned approximately 1.6 acres of land under construction and approximately 14.7 acres of unimproved land.

During the third quarter of 2006, we began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008 with a total cost of $11,204,000, but we have remaining tenant improvement work so the building has not been placed into service as of September 30, 2008.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007.

Revenue

Rental revenue remained relatively flat with an increase of $9,000, or 0%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Rental revenue decreased $48,000, or 1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to a slight decrease in occupancy.

Tenant reimbursements increased $60,000, or 25%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, respectively, primarily due to an increase in operating expenses including utility costs at properties. Tenant reimbursements decreased $102,000, or 10%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, respectively, primarily due to a decrease in recoveries related to 2007 recovery reconciliations completed in the second quarter of 2008, partially offset by an increase in 2008 recovery estimates for Inland & Vanderbilt Plaza.

Expenses

Operating expenses did not change significantly with only a slight increase of $26,000, or 3%, and $106,000, or 4%, for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, respectively, primarily due to increases in utilities and administrative costs.

Depreciation and amortization increased $6,000, or 1%, and $129,000, or 6%, for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, respectively, primarily due to the depreciation of capital improvements placed into service in the second quarter of 2007.

General and administrative expenses increased $3,000, or 1%, and $11,000, or 2%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively, primarily due to an increase in investor service fees.

Non-operating income / expenses

Interest and other income increased $15,000, or 1500%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to investment of daily available funds beginning in the third quarter of 2008. Interest and other income decreased $2,000, or 10%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the liquidation of short-term investments in April 2007 offset by the aforementioned investment of daily available funds.

Interest expense increased $194,000, or 89%, and $397,000, or 51%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively, due to the cessation of interest capitalization on the North River Place development project as well as an increase in the outstanding balance on the line of credit.

Liquidity and Capital Resources

As of September 30, 2008, we have cash and cash equivalents of $4,147,000.

As of September 30, 2008, our primary liability is a note payable of approximately $23,156,000, collateralized by properties with an aggregate net carrying value of approximately $15,077,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which is collateralized by Inland Regional Center, that has a total availability of $5,445,000, monthly interest-only payments, a maturity date of April 15, 2009, and bears variable interest at the Prime Rate (5.00% and 7.25% as of September 30, 2008 and December 31, 2007, respectively). As of September 30, 2008, $5,445,000 was outstanding under the line of credit. We are in the process of obtaining a new $10 million revolving line of credit which will be collateralized by Vanderbilt Plaza and Carnegie Business Center I. The line of credit will have a one year maturity date, with two one-year extension options, and will bear interest at the floating rate of LIBOR plus 2.75%. The proceeds from the new line of credit will be used to pay off the existing line of credit balance and fund future working capital needs.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2008, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the nine months ended September 30, 2008, cash provided by operating activities was $2,968,000, as compared to cash provided by operating activities of $3,738,000 for the same period in 2007. The change was primarily due to an increase in deferred costs and a decrease in accounts receivable. For the nine months ended September 30, 2008, cash used in investing activities was $2,114,000, as compared to cash used in investing activities of $4,407,000 for the same period in 2007. The change was primarily due to a decrease in construction spending at North River Place and the maturity of a short-term investment in 2007. For the nine months ended September 30, 2008, cash provided by financing activities was $1,412,000, as compared to cash used in financing activities of $345,000 for the same period in 2007. The change was primarily due to draws on the line of credit.

Our expectation is that cash and cash equivalents as of September 30, 2008, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of September 30, 2008, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loan	$93	$792	$883	$21,388	$23,156
Interest on indebtedness	315	2,478	2,387	3,386	8,566
Line of credit	5,445	—	—	—	5,445

Total	$5,853	$3,270	$3,270	$24,774	$37,167

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our expectation of making distributions to our partners;

•	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

•	Our expectation that a replacement line of credit in the amount of $10 million will be completed and used to repay the existing line of credit;

•	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

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

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•

prolonged unfavorable general economic conditions and significant volatility in the credit and financial markets could have a negative effect on our financial condition, results of operations and liquidity;

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	availability and creditworthiness of prospective tenants;

•	defaults or non-renewal of leases by customers;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

•	failure to obtain necessary outside financing, including, without limitation, the replacement $10 million line of credit financing;

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of April 15, 2009 and variable interest rate of 5.0% as of September 30, 2008.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$93	$385	$407	$429	$454	$21,388	$23,156
Line of credit	$—	$5,445	$—	$—	$—	$—	$5,445

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and any amendments thereto continue to apply to our business. If the current economic crisis intensifies or continues indefinitely, the disruption to the capital and credit markets may adversely affect our business, results of operations, cash flows and financial condition in a number of ways. These economic conditions could impact:

•	our access to financing, including our ability to refinance notes payable or lines of credit and the related interest cost on our debt

•	our ability to dispose of our assets at favorable prices or at an optimal time as any purchasers of our properties may have difficulty in obtaining attractive financing at reasonable rates of interest

•	our ability to retain tenants and to increase rents

•	our ability to continue to collect rent and reimbursable expenses from our tenants

•	the availability and creditworthiness of prospective tenants

•	our ability to maintain occupancy

•	the amount of time required to release vacant space

•	any decisions to construct additional assets on our remaining land and the timing of that potential construction; and

•	the ability to maintain current dividend levels to our limited partners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

(a) Exhibits:

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

	By:	Rancon Financial Corporation a California corporation, its General Partner

Date: November 12, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 12, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002