Form 10-K
period 2008-12-31
RANCON REALTY FUND IV
filed 2009-03-30
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2008

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

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to Office Max and Chuck E Cheese by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership, respectively, all of the parcels thereof are separately owned by the Partnership and Fund V. As of December 31, 2008, the Partnership has eleven properties consisting of four office buildings and seven retail buildings. The Partnership’s properties are more fully described in Item 2.

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City was the Partnership and the General Partner was RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly owned by the Partnership. Since the Partnership owned 100% of RRF IV, Inc. and indirectly owned 100% of RRF IV Tri-City, the Partnership considered all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership. In December 2008, both RRF IV, Inc and RRF IV Tri-City were dissolved.

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

In 2008, no units of limited partnership interest (“Units”) were redeemed. In 2007 and 2006, a total of 21 and 1,052 Units were redeemed at average prices of $803 and $670, respectively. As of December 31, 2008, there were 65,819 Units outstanding.

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

Other Factors

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system

(The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill. All controlled wells are in compliance with County standards. Presently, the Partnership does not have any plans to develop or sell this site. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

Item 1A. Risk Factors

Risks of the Current Economic Environment

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. The Partnership’s ability to fund normal recurring expenses and capital expenditures as well as its ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. If economic conditions persist or deteriorate, the Partnership may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions could negatively affect the Partnership’s future net income and cash flows and could adversely affect its ability to fund distributions, debt service payments and tenant improvements.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 14 million square feet of office space. According to a fourth quarter 2008 market view report from an independent broker the overall vacancy rate was 21% within the Inland Empire market as of December 31, 2008.

As of December 31, 2008, the Partnership owned eleven rental properties, 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land.

Properties

The Partnership’s improved properties in Tri-City are as follows:

Property	Type	Square Footage
One Vanderbilt	Four story office building	73,729
Carnegie Business Center I	Two office buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four strip center retail buildings	66,244
Northcourt Plaza (formerly known as Inland Regional Center (“IRC”))	Two story office building	81,079
TGI Friday’s	Restaurant	9,956
Circuit City	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four story office building	114,291

		486,652

The four office properties totaling approximately 332,000 square feet are 91% occupied, and the seven retail properties totaling approximately 155,000 square feet are 83% occupied as of December 31, 2008.

As of December 31, 2008, there were seven tenants occupying substantial portions of leased rental space. These seven tenants, in the aggregate, occupied approximately 304,000 square feet of the 487,000 total rentable square feet at Tri-City and accounted for approximately 67% of the rental income of the Partnership in 2008.

One of those tenants, Circuit City, occupying 100% of the Partnership’s 39,123 square foot retail building filed for bankruptcy in November 2008. Circuit City’s annual rent paid to the Partnership was $633,000, or 7.46% of the Partnership’s total rental income. As of December 31, 2008, the Partnership had reserved for all doubtful collections of accounts receivable due from Circuit City. Subsequent to December 31, 2008, Circuit City notified the Partnership that in conjunction with its bankruptcy proceedings, it would vacate the Partnership’s building in March 2009.

Occupancy rates for the Partnership’s properties for each of the five years ended December 31, 2008 were as follows:

	2008	2007	2006	2005	2004
One Vanderbilt	74%	95%	100%	97%	100%
Carnegie Business Center I	100%	100%	100%	89%	100%
Service Retail Center	89%	89%	95%	100%	94%
Promotional Retail Center	63%	65%	100%	100%	100%
Northcourt Plaza (formerly known as IRC)	100%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Circuit City	100%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	100%	100%	100%	100%	100%
Palm Court Retail #2	100%	100%	100%	100%	100%
Vanderbilt Plaza (commenced operations in February 2005)	90%	89%	79%	66%	N/A
Weighted average occupancy	88%	91%	95%	90%	99%

The annual effective rents per square foot for each of the five years ended December 31, 2008 were as follows:

	2008	2007	2006	2005	2004
One Vanderbilt	$22.32	$21.34	$21.99	$21.33	$20.71
Carnegie Business Center I	$17.44	$16.72	$16.07	$13.54	$12.34
Service Retail Center	$21.13	$20.31	$19.49	$18.59	$17.79
Promotional Retail Center	$13.39	$13.71	$12.39	$12.26	$11.67
Northcourt Plaza (formerly IRC)	$17.19	$17.19	$17.19	$16.22	$16.22
TGI Friday’s	$19.17	$20.34	$20.34	$19.18	$19.18
Circuit City	$16.19	$14.72	$14.72	$14.72	$14.81
Mimi’s Café	$14.81	$14.81	$14.81	$14.81	$14.81
Palm Court Retail #1	$25.50	$25.23	$24.96	$23.60	$22.35
Palm Court Retail #2	$22.38	$27.81	$27.00	$24.99	$24.26
Vanderbilt Plaza (commenced operations February 2005)	$23.89	$23.43	$22.72	$20.42	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December monthly rental income by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2008:

Collateral	Eight properties (discussed below)	Carnegie Business Center and Vanderbilt Plaza
Form of debt	Note payable	Line of credit
Availability	—	$10,000,000
Outstanding balance	$23,063,000	$5,579,000
Interest Rate	5.46%	30-day LIBOR plus 275 bps (3.95%)
Monthly payment	$136,000	Interest only
Maturity date	1/1/16	12/19/09

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The line of credit was obtained in the fourth quarter of 2008 to replace a prior line of credit with an outstanding balance of $2,600,000 at December 31, 2007. The prior line of credit was collateralized by the Inland Regional Center, had a maturity date of April 15, 2009 and bore interest at the Prime rate (7.25% at December 31, 2007). The balance was paid off with the proceeds from an initial draw on the new 2008 line of credit.

There is no debt collateralized by Northcourt Plaza as of December 31, 2008.

Land

As of December 31, 2008, the Partnership owned approximately 1.6 acres of land under construction, and approximately 14.7 acres of unimproved land.

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 71,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. Total costs of $11,388,000 as of December 31, 2008 have been incurred on the project, which was placed in service in the first quarter of 2009.

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill. All controlled wells are in compliance with County standards. Presently, the Partnership does not have any plans to develop or sell this site. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

Item 3.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not in the future have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer of Equity Securities

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2008, there were 6,913 holders of Units.

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

For 2008, the Partnership distributed from operations $2,089,000 to the limited partners and $232,000 to the General Partner.

For 2007, the Partnership distributed from operations $1,816,000 to the limited partners and $202,000 to the General Partner.

For 2006, the Partnership distributed from operations $1,623,000 to the limited partners and $180,000 to the General Partner.

There were no redemptions of Units during 2008.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2008 (in thousands, except per unit of limited partnership interest data):

	2008	2007	2006	2005	2004
Operating revenue	$9,596	$10,103	$9,483	$7,531	$6,655
Gain on sale of land held for development	$—	$—	$—	$—	$1,347
Income from continuing operations	$49	$1,470	$1,474	$1,233	$2,191
Income from discontinued operations	$—	$—	$—	$2,164	$183
Net income	$49	$1,470	$1,474	$3,397	$2,374
Net income allocable to limited partners	$44	$1,323	$1,327	$3,161	$2,202
Net income per limited partnership unit	$0.67	$20.10	$20.09	$46.45	$31.65
Total assets	$53,059	$53,395	$52,368	$52,275	$40,560
Long-term obligations	$28,642	$26,028	$23,773	$24,100	$13,236
Cash distributions per limited partnership unit	$31.74	$27.60	$24.62	$21.84	$17.68

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2008, the Partnership has eleven properties which consisted of four office buildings and seven retail buildings.

Overview

Leasing

During 2008, management executed one new lease totaling 3,910 square feet of space and renewed five leases totaling 47,526 square feet.

Construction

During the first quarter of 2008 the Partnership continued developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. Total costs of $11,388,000 as of December 31, 2008 have been incurred on the project, which was placed in service in the first quarter of 2009.

Unit redemption

During 2008, no Units were redeemed. As of December 31, 2008, there were 65,819 Units outstanding.

Results Of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Revenue

Operating revenue for the year ended December 31, 2008 decreased $507,000, or 5%, compared to the year ended December 31, 2007. The decrease was due to a decrease in rental revenue of $194,000 and a decrease in recoveries of $313,000. The decrease in rental revenue was due to a number of factors including: higher bad debt reserve expenses of $80,000, higher straight line rent amortization of $66,000, lower lease termination income of $143,000 partially offset by the higher recognition of percentage rents in 2008 of $126,000. Gross effective rent was consistent year over year, with increases in rental rates offsetting higher vacancy rates. The decrease in recoveries is due to both a decrease for 2008 which correlates with a decrease in operating expenses, and a decrease related to prior year recoveries. The decrease in prior year recoveries relates to the recovery true up in the second quarter of 2008, related to 2007, for which recoveries were lower due to lower operating expenses than estimated in 2007.

In November 2008, Circuit City, occupying 100% of the Partnership’s 39,123 square foot retail building filed for bankruptcy. Circuit City’s annual rent paid to the Partnership was $633,000, or 7.46% of the Partnership’s total rental income. As of December 31, 2008, the Partnership had reserved for all doubtful collections of accounts receivable due from Circuit City. Subsequent to December 31, 2008, Circuit City notified the Partnership that in conjunction with its bankruptcy proceedings, it would vacate the Partnership’s building in March 2009.

Expenses

Operating expenses decreased $100,000, or 3%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a decrease in the cost of insurance and utilities of $91,000 and $50,000, respectively, partially offset by several smaller increases over a range of operating accounts.

Depreciation and amortization increased $122,000, or 4%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to the depreciation of capital improvements of approximately $852,000 placed into service in the current year.

Provision for impairment of real estate of $268,000 for the year ended December 31, 2008 was due to the recognition of an impairment charge for the entire amount of the investment in land in development for which management has determined that development is no longer probable, (refer to Note 4 to the consolidated financial statements).

Non-operating income / expenses

Interest expense increased $605,000, or 60%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, due to the cessation of interest capitalization on North River Place, and higher interest expense associated with the old line of credit. No interest was capitalized for 2008 since interest capitalization ceased at the end of 2007, whereas $407,000 of interest was capitalized in 2007. Interest expense associated with line of credit borrowings was higher in 2008 compared to 2007 by $191,000, due to higher borrowings.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenue

Operating revenue for the year ended December 31, 2007 increased $620,000, or 7%, compared to the year ended December 31, 2006. The increase was due to increases in rental revenue and other of $117,000, and an increase in tenant reimbursements of $503,000. Rental revenue and other was higher primarily due to lease termination income of $143,000 recognized during the second quarter of 2007. The increase in recoveries correlates with an increase in operating expenses and relates primarily to earthquake insurance, janitorial costs and electricity rates. Recoveries were higher due to recoveries related both to 2007 and the 2006 recovery reconciliations completed in the second quarter of 2007.

Expenses

Operating expenses increased $449,000, or 13%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to an increase in the cost of the earthquake insurance policy, janitorial costs and electricity rates which contributed $201,000, $58,000 and $48,000, respectively, to the variance with the balance comprising smaller increases across a range of operating accounts.

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

Liquidity and Capital Resources

As of December 31, 2008, the Partnership had cash and cash equivalents of $3,039,000.

The Partnership’s primary liability at December 31, 2008 is a note payable of approximately $23,063,000, collateralized by properties with an aggregate net carrying value of approximately $15,016,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments, has a maturity date of December 19, 2009, with two one year extension options and bears variable interest at the 30-day LIBOR plus 2.75% (3.95% at December 31, 2008). As of December 31, 2008, $5,579,000 was outstanding under the line of credit. In order to extend the line of credit the Partnership must be in compliance with the covenants concerning loan constant (prescribed ratio of property results of operations to total availability on the line), minimum net worth, debt to total assets and loan to value ratio, as well as comply with notification requirements and pay an extension fee. The line of credit agreement contains a maximum availability covenant. The Partnership was in compliance with all covenants as at December 31, 2008.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 as of December 31, 2008, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

At December 31, 2008, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$385	$836	$932	$20,910	$23,063
Interest on indebtedness	1,250	2,433	2,337	2,230	8,250
Line of credit	5,579	—	—	—	5,579

Total	$7,214	$3,269	$3,269	$23,140	$36,892

Management expects that the Partnership’s cash and cash equivalents as of December 31, 2008, together with cash from operations, sales and financings, will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2008, the Partnership’s cash provided by operating activities totaled $3,525,000.

An increase in accounts receivable of $29,000 during 2008 was primarily due to a general increase in accounts receivables balances across multiple properties.

An increase in deferred costs of $237,000 during 2008 was primarily due to lease commissions associated with leasing activity at One Vanderbilt and TGI Fridays, which accounted for $138,000 and $62,000 of the increase, respectively.

A decrease in prepaid expenses and other assets of $142,000 during 2008 was primarily due to a decrease in prepaid insurance of $103,000, due to lower earthquake insurance premiums and a decrease in the straight line rent receivables of $90,000, due to normal amortization, offset by an increase in other prepaid expenses of $51,000.

An increase in accounts payable and other liabilities of $124,000 during 2008 was due to $122,000 of estimated credits due to tenants related to 2008 common area maintenance reimbursements.

An increase in prepaid rents of $76,000 at December 31, 2008 was due to the receipt of January 2009 rents totaling $281,000 in December 2008, in excess of the January 2008 rents of $205,000 received in December 2007.

Investing Activities

During the year ended December 31, 2008, the Partnership’s cash used for investing activities totaled $2,491,000; which consisted entirely of additions to real estate investments ($852,000 for building and tenant improvements, primarily at One Vanderbilt, Promotional Retail Center, Carnegie Business Center I, and North Court Plaza and $1,617,000 for construction costs at North River Place).

Financing Activities

During the year ended December 31, 2008, the Partnership’s cash provided by financing activities totaled $124,000, which consisted of $8,424,000 of draws on lines of credit partially offset by $5,445,000 repayments on lines of credit, $365,000 for principal payments on the note payable, $169,000 in loan fees related to the new line of credit, $2,089,000 for payment of distributions to the limited partners, and $232,000 for payment of distributions to the General Partner. Loan fees includes $103,000 of loan financing fees , payable to Glenborough LLC, incurred in late 2008.

Cash Flows

During 2008, cash provided by operating activities was $3,525,000, as compared to cash provided by operating activities of $4,771,000 for the same period in 2007. The change was almost entirely due to a decrease in net income, after adding back depreciation and amortization and asset impairment, of $1,031,000. The decrease in net income was primarily due to lower revenues and higher interest expense, as described earlier. The remaining decrease was due to a number of smaller changes in certain assets and liabilities. During 2008, cash used for investing activities was $2,491,000, as compared to cash used for investing activities of $4,625,000 for the same period in 2007. The change was primarily due to a decrease in additions to real estate due primarily to lower construction costs at North River Place which was substantially completed by the first quarter of 2008. During 2008, cash provided by financing activities was $124,000, as compared to cash provided by financing activities of $151,000 for the same period in 2007. The change was primarily due to higher draws on the line of credit, partially offset by repayments on the line of credit, higher distributions and loan fee payments for the new line of credit.

During 2007, cash provided by operating activities was $4,771,000, as compared to cash provided by operating activities of $2,905,000 for the same period in 2006. The change was primarily due to an increase in net income after adding back depreciation and amortization combined with a decrease in accounts receivable, and prepaid expenses and other assets. Further contributing to the variance was an increase in prepaid rent and accounts payable. During 2007, cash used for investing activities was $4,625,000, as compared to cash used for investing activities of $8,387,000 for the same period in 2006. The change was primarily due to proceeds received from the sale of short-term investments initially purchased in 2006, partially offset by an increase in construction costs at North River Place, which started in late September 2006 and was ongoing throughout 2007. During 2007, cash provided by financing activities was $151,000, as compared to cash used for financing activities of $2,953,000 for the same period in 2006. The change was primarily due to draws on the line of credit and lower redemptions of Units.

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

Financial assets and liabilities recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain corporate debt securities and derivative contracts.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes long-term derivative contracts and real estate.

The Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of such adoption.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning on or after November 15, 2007. The Partnership does not believe that the adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires companies to provide additional disclosures about their objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect their financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS No. 161 will have a material impact on its financial condition or operating results.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of the note payable with a fixed interest rate of 5.46% and the line of credit with a variable interest rate of 30-day LIBOR plus 2.75% (3.95% at December 31, 2008.)

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Collateralized Fixed Rate debt	$385	$407	$429	$453	$479	$20,910	$23,063
Line of credit	5,579	—	—	—	—	—	5,579

Total	$5,964	$407	$429	$453	$479	$20,910	$28,642

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $7,000, based upon the balances outstanding on variable rate instruments at December 31, 2008.

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

The report called for by Item 308T(a) of Regulation S-K is incorporated herein by reference to “Management’s Annual Report on Internal Control Over Financial Reporting” (“Management’s Report”), included in the financial statements included as an exhibit to this report. Management’s Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 65, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2008, all such ownership reports were filed on a timely basis.

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

Director Independence

The Partnership has no officers of directors. Information on Mr. Stephenson, one of the general partners of the Partnership and Director, President, Chief Executive Officer and Chief Financial Officer of the other general partner of the Partnership, is provided in the first paragraph of this Item 10. Mr. Stephenson is not “independent” within the meaning of relevant SEC and securities exchange definitions of the term.

Item 11.	Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Glenborough Fund XV LLC	7,388 Units	11.22%
400 South El Camino Real, Suite 1100,
San Mateo, CA 94402

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (I.R.A.)	4 Units (direct)	*
41391 Kalmia, Suite 200, Murrieta, CA 92562
Units	Daniel L. Stephenson Family Trust	100 Units (direct)	*
41391 Kalmia, Suite 200, Murrieta, CA 92562

*	Less than 1 percent

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

During the year ended December 31, 2008, the Partnership distributed $232,000 to the General Partner pursuant to the Partnership Agreement and paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Fund XV LLC, which holds 11.22% of the Units. Other than such distributions to the General Partner and fees to Glenborough LLC, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Partnership was billed $110,000 and $102,500 for audit services rendered by its current principal accountant during the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2008 and 2007.

Tax Fees

The Partnership did not incur tax fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2008 and 2007.

All Other Fees

The Partnership did not incur any other fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2008 and 2007.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Partners’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2007 and Notes thereto

(3)	Exhibits:

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004), is incorporated herein by reference.

(10.5)	First Amendment to the Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009 is incorporated herein by reference.

(10.6)	Second Amendment to the Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009 is incorporated herein by reference.

(10.7)	Third Amendment to the Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009 is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009 is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 7, 2005; Promissory Note is being filed as an exhibit to this Form 10-K because it was not previously filed with the SEC.)

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership. *

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

By: Rancon Financial Corporation
a California corporation,
its General Partner

Date: March 27, 2009	By: /s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 27, 2009	By: /s/ Daniel L. Stephenson
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2008.

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

March 27, 2009

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund IV, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, CA
March 27, 2009

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands, except Units outstanding)

	2008	2007
Assets
Investments in real estate:
Rental properties	$52,575	$52,472
Accumulated depreciation	(17,358)	(15,493)

Rental properties, net	35,217	36,979
Construction in progress	11,388	10,752
Land held for development	—	246

Total investments in real estate	46,605	47,977
Cash and cash equivalents	3,039	1,881
Accounts receivable, net	88	59
Deferred costs, net of accumulated amortization of $1,665 and $1,510 at December 31, 2008 and 2007, respectively	1,964	1,973
Prepaid expenses and other assets	1,363	1,505

Total assets	$53,059	$53,395

Liabilities and Partners’ Equity
Liabilities:
Note payable and line of credit	$28,642	$26,028
Accounts payable and other liabilities	485	258
Construction costs payable	—	981
Prepaid rent	281	205

Total liabilities	29,408	27,472

Commitments and contingencies (Notes 4 and 7)
Partners’ Equity (Deficit):
General Partner	(819)	(592)
Limited partners, 65,819 limited partnership units outstanding at both December 31, 2008 and 2007	24,470	26,515

Total partners’ equity	23,651	25,923

Total liabilities and partners’ equity	$53,059	$53,395

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2008, 2007 and 2006

(in thousands, except per unit amounts and units outstanding)

	2008	2007	2006
Operating Revenue
Rental revenue and other	$8,490	$8,684	$8,567
Tenant reimbursements	1,106	1,419	916

Total operating revenue	9,596	10,103	9,483

Operating Expenses
Property operating	3,689	3,789	3,340
Depreciation and amortization	3,030	2,908	2,504
Provision for impairment of real estate	268	—	—
General and administrative	977	956	927

Total operating expenses	7,964	7,653	6,771

Operating income	1,632	2,450	2,712
Interest and other income	26	24	151
Interest expense (including amortization of loan fees)	(1,609)	(1,004)	(1,389)

Net income	$49	$1,470	$1,474

Basic and diluted income per limited partnership unit:
Net income	$0.67	$20.10	$20.09

Weighted average number of limited partnership units outstanding during each year	65,819	65,825	66,035

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2005	$(504)	$28,026	$27,522
Redemption of limited partnership units	—	(705)	(705)
Net income	147	1,327	1,474
Distributions ($24.62 per limited partnership unit)	(180)	(1,623)	(1,803)

Balance (deficit) at December 31, 2006	(537)	27,025	26,488
Redemption of limited partnership units	—	(17)	(17)
Net income	147	1,323	1,470
Distributions ($27.60 per limited partnership unit)	(202)	(1,816)	(2,018)

Balance (deficit) at December 31, 2007	(592)	26,515	25,923
Net income	5	44	49
Distributions ($31.74 per limited partnership unit)	(232)	(2,089)	(2,321)

Balance (deficit) at December 31, 2008	$(819)	$24,470	$23,651

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$49	$1,470	$1,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,030	2,908	2,504
Amortization of loan fees, included in interest expense interest expense	102	87	102
Provision for impairment of real estate assets	268	—	—
Changes in certain assets and liabilities:
Accounts receivable	(29)	240	(46)
Deferred costs	(237)	(178)	(484)
Prepaid expenses and other assets	142	98	(488)
Accounts payable and other liabilities	124	52	(197)
Prepaid rent	76	94	40

Net cash provided by operating activities	3,525	4,771	2,905

Cash flows from investing activities:
Proceeds from sale (purchase) of short-term investments	—	5,075	(5,075)
Additions to real estate investments	(2,491)	(9,700)	(3,312)

Net cash used in investing activities	(2,491)	(4,625)	(8,387)

Cash flows from financing activities:
Draws on line of credit	8,424	2,600	—
Payments on line of credit	(5,445)	—	—
Principal payments on notes payable	(365)	(345)	(327)
Loan fees for note payable and line of credit	(169)	(69)	(28)
Refund of loan application fee	—	—	89
Redemption of limited partnership units	—	(17)	(727)
Distributions to limited partners	(2,089)	(1,816)	(1,623)
Distributions to General Partner	(232)	(202)	(337)

Net cash provided by (used in) financing activities	124	151	(2,953)

Net increase (decrease) in cash and cash equivalents	1,158	297	(8,435)
Cash and cash equivalents at beginning of year	1,881	1,584	10,019

Cash and cash equivalents at end of year	$3,039	$1,881	$1,584

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0, $407 and $22 in 2008, 2007 and 2006, respectively)	$1,489	$917	$1,287

Construction costs	$—	$981	$1,790
Construction costs payable	—	(981)	(1,790)

	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$749	$208	$347

Adjustment of balance sheet for fully amortized deferred costs	$363	$224	$77

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres (unaudited) known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2008, the Partnership has eleven properties which consisted of four office buildings and seven retail buildings.

In April 1996, the Partnership formed RRF IV Tri-City Limited Partnership, a Delaware limited partnership (“RRF IV Tri-City”). The limited partner of RRF IV Tri-City is the Partnership and the general partner is RRF IV, Inc. (“RRF IV, Inc.”), a corporation wholly-owned by the Partnership. Since the Partnership owns 100% of RRF IV, Inc. and indirectly owns 100% of RRF IV Tri-City, the Partnership considers all assets owned by RRF IV, Inc. and RRF IV Tri-City to be owned by the Partnership. In December 2008, both RRF IV, Inc and RRF IV Tri-City were dissolved.

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

In 2008 no units of limited partnership interest (“Units”) were redeemed. In 2007 and 2006, a total of 21 and 1,052, units of limited partnership interest (“Units”) were redeemed at average prices of $803 and $670, respectively. As of December 31, 2008, there were 65,819 Units outstanding.

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

December 31, 2008, 2007 and 2006

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2008 and 2007, the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2008, 2007 and 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. There was no impairment of rental properties as of December 31, 2008.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years

Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement

Furniture and equipment	5 to 7 years

Construction in Progress and Land Held for Development

Construction in progress and land held for development are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing for further development. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. See Note 4 to the financial statements for discussion of impairment charge recorded for the year ended December 31, 2008.

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

In November 2008, Circuit City, occupying 100% of the Partnership’s 39,123 square foot retail building filed for bankruptcy. Circuit City’s annual rent paid to the Partnership was $633,000, or 7.46% of the Partnership’s total rental income. As of December 31, 2008, the Partnership had reserved for all doubtful collections of accounts receivable due from Circuit City. Subsequent to December 31, 2008, Circuit City notified the Partnership that in conjunction with its bankruptcy proceedings, it would vacate the Partnership’s building in March 2009.

Net Income Per Limited Partnership Unit

Net income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Net income per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2008		2007		2006
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Income allocation:
Net income	$5	$44	$147	$1,323	$147	$1,327

Weighted average number of limited partnership units outstanding during each year		65,819		65,825		66,035
Basic and diluted income per limited partnership unit:

Net income		$0.67		$20.10		$20.09

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

Concentration Risk

Three tenants (Inland Regional Center, University of Phoenix and The Art Institute of California) represented 42% and 41% in aggregate of rental revenue for the years ended December 31, 2008 and December 31, 2007, respectively.

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

Financial assets and liabilities recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain corporate debt securities and derivative contracts.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes long-term derivative contracts and real estate.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

The Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of such adoption.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires companies to provide additional disclosures about their objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the their financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS No. 161 did not have a material impact on its financial condition or operating results.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Land	$4,471	$4,471
Buildings	37,268	37,268
Building and tenant improvements	10,836	10,733

	52,575	52,472
Less: accumulated depreciation	(17,358)	(15,493)

Total rental properties, net	$35,217	$36,979

As of December 31, 2008, the Partnership’s rental properties included four office properties and seven retail properties.

During the year ended December 31, 2008, fully depreciated building and tenant improvements of $749,000 were removed from the balances of such accounts.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Three-story multi-tenant 72,000 square-foot office building (on approximately 1.6 acres of land with a cost basis of $219 at both December 31, 2008 and 2007)	$11,388	$10,752

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008, and building improvements completed during the second and third quarters. The building is still in the lease up phase so the building has not been placed into service as of December 31, 2008.

Land held for development consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Tri-City Corporate Center, San Bernardino, CA (approximately 14.7 acres at both December 31, 2008 and 2007)	$—	$246

As of December 31, 2008, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). During the fourth quarter of 2008, the partnership conducted a comprehensive review of all real estate assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of this analysis the Partnership concluded that this asset was impaired and accordingly the asset was written down to net realizable value and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Note 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$23,063	$23,428
Line of credit	5,579	2,600

Total note payable and line of credit	$28,642	$26,028

The note payable is collateralized by Circuit City, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

In the fourth quarter of 2008 the Partnership obtained a new line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The proceeds from the new line of credit were used to pay off the previous line of credit balance. The line of credit requires monthly interest-only payments, has a maturity date of December 19, 2009, with two one year extension options and bears variable interest at the 30-day LIBOR plus 2.75% (3.95% at December 31, 2008).

The old line of credit was collateralized by Inland Regional Center, had a total availability of $5,445,000, monthly interest-only payments, and bore variable interest at the Prime Rate (7.25%) as of December 31, 2007. As of December 31, 2007, $2,600,000 was outstanding under the line of credit.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

The annual maturities of the Partnership’s note payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$385
2010	407
2011	429
2012	453
2013	479
Thereafter	20,910

Total	$23,063

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement (the “Agreement”) with Glenborough Properties L.P. (“Glenborough”) through December 31, 2009. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC, was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees:

		Year Ended December 31,
		2008	2007	2006
(i)	property management fees of 3% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$303,000	$303,000	$271,000
(ii)	construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	33,000	44,000	10,000
(iii)	an asset and partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	300,000	300,000	300,000
(iv)	leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	139,000	50,000	245,000
(v)	a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	100,000	54,000	—
(vi)	a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and/or rental properties on the accompanying consolidated balance sheets; excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	240,000	223,000
(vii)	data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	68,000	53,000	53,000
(viii)	engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	15,000	16,000	—

Subsequent to year end, on March 1, 2009, the Partnership and Glenborough amended the Agreement, effective March 1, 2009 to reduce certain fees charged by Glenborough, and extend the term of the agreement through December 31, 2015 or, if earlier, until the completion of sale of all the real property assets of the Partnership.

As of December 31, 2008, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,388 or 11.22% of the Units, all of which were purchased from unaffiliated third parties.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill. All controlled wells are in compliance with County standards. Presently, the Partnership does not have any plans to develop or sell this site. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2008, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2020. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$7,632
2010	6,625
2011	5,480
2012	3,898
2013	3,080
Thereafter	7,806

Total	$34,521

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which were included in operating revenue in the consolidated statements of operations and amounted to $1,106,000, $1,419,000 and $916,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 9. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation for the years ended December 31, 2008, 2007 and 2006 of the net income for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2008	2007	2006
Net income as reported in the accompanying consolidated financial statements	$49	$1,470	$1,474
Financial reporting depreciation in excess of tax reporting depreciation*	853	790	575
Provision for impairment not deducted for tax *	268
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	615	68	24

Net income for federal income tax purposes*	$1,785	$2,328	$2,073

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Partners’ equity as reported in the accompanying consolidated financial statements	$23,651	$25,923
Provision for impairment of investments in real estate	9,668	9,400
Syndication costs*	314	314
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction	7,012	5,544

Partners’ equity for federal income tax purposes*	$40,645	$41,181

*	Unaudited

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Note 10. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Operating Revenue
Rental revenue and other	$2,136	$2,165	$2,110	$2,079
Tenant reimbursements	384	338	300	84

Total operating revenue	2,520	2,503	2,410	2,163

Operating Expenses
Property operating	889	927	1,060	813
Depreciation and amortization	758	759	754	759
Provision for impairment of real estate	––	––	––	268
General and administrative	232	294	209	242

Total operating expenses	1,879	1,980	2,023	2,082

Operating income	641	523	387	81
Interest and other income	1	2	16	7
Interest expense	(380)	(380)	(412)	(437)

Net income (loss)	$262	$145	$(9)	$(349)

Basic and diluted income (loss) per limited partnership unit: *	$3.59	$1.98	$(0.12)	$(5.26)

Weighted average number of limited partnership units outstanding during each period	65,819	65,819	65,819	65,819

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to the different methodology used in allocating income and losses between the general partner and limited partners. The allocation is done based upon the annual net income or loss, however the calculation for each quarter is based upon that quarter’s income or loss. In addition changes in the number of outstanding partnership units and rounding will also affect the result.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

	Quarter Ended (unaudited)
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Operating Revenue
Rental revenue and other	$2,158	$2,296	$2,101	$2,129
Tenant reimbursements	257	531	240	391

Total operating revenue	2,415	2,827	2,341	2,520

Operating Expenses
Property operating	875	861	1,034	1,019
Depreciation and amortization	681	713	748	766
General and administrative	240	277	206	233

Total operating expenses	1,796	1,851	1,988	2,018

Operating income	619	976	353	502
Interest and other income	16	4	1	3
Interest expense	(302)	(256)	(218)	(228)

Net income	$333	$724	$136	$277

Basic and diluted per limited partnership unit: *	$4.56	$9.89	$1.85	$3.79

Weighted average number of limited partnership units outstanding during each period	65,829	65,826	65,824	65,820

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to the different methodology used in allocating income and losses between the general partner and limited partners. The allocation is done based upon the annual net income or loss, however the calculation for each quarter is based upon that quarters income or loss. In addition changes in the number of outstanding partnership units and rounding will also affect the result.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Encumbrances		Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2008			Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
			Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total
Rental Properties:
Commercial Office -
One Vanderbilt	$	(c)	$572	$—	$6,934	$—	$572	$6,934	$7,506	$3,687	11/30/85	11/06/84	3-40 yrs.
Carnegie Business Center I	(b	)	380	—	5,427	—	380	5,427	5,807	2,332	7/31/86	11/06/84	3-40 yrs.
Nothcourt Plaza (formerly known as IRC)	—		608	—	8,113	—	946	7,775	8,721	2,504	1/96	6/26/87	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(1,678)	—	(196)	(1,482)	(1,678)	—
Vanderbilt Plaza	(b	)	511	—	14,876	—	511	14,876	15,387	3,200	11/03	11/06/84	40yrs.

	—		2,071	—	33,672	—	2,213	33,530	35,743	11,723

Commercial Retail -
Service Retail Center	(c	)	300	—	1,652	—	300	1,652	1,952	810	7/31/86	11/06/84	3-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail	(c	)	811	—	6,018	—	811	6,018	6,829	2,107	2/01/93	11/06/84	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)	—
TGI Friday’s	(c	)	181	1,624	79	—	181	1,703	1,884	515	N/A	2/28/97	40yrs.
Circuit City	(c	)	284	—	3,613	—	454	3,443	3,897	1,544	7/96	11/06/84	20-40yrs.
Mimi’s Café	(c	)	149	675	66	—	154	736	890	245	7/98	11/06/84	40yrs.
Palm Court Retail #1	(c	)	194	617	68	—	194	685	879	237	7/98	11/06/84	40yrs.
Palm Court Retail #2	(c	)	212	636	22	—	212	658	870	177	7/98	11/06/84	40yrs.

	28,642		2,131	3,552	11,149	—	2,258	14,574	16,832	5,635

Construction in progress -1.6 acres	—		219	—	11,169	—	219	11,169	11,388	—	10/2006	11/06/84	N/A

	—		219	—	11,169	—	219	11,169	11,388	—

Land held for development - 14.7 acres	—		2,750	—	4,871	—	7,407	214	7,621	—	N/A	11/06/84	N/A
Less: Provision for impairment of real estate	—		(2,750)	—	(4,871)	—	(7,407)	(214)	(7,621)	—

	—		—	—	—	—	—	—	—	—

	$28,642		$4,421	$3,552	$55,990	$—	$4,690	$59,273	$63,963	$17,358

(a)	The aggregate cost of land and buildings for federal income tax purposes is $69,926 (unaudited).

(b)	Carnegie Business Center I and Vanderbilt Plaza are collateral for the debt of line of credit in the amount of $5,579.

(c)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Circuit City, Mimi Café, Palm Court Retail #1 and #2 are collateral for debt in the aggregate amount of $23,063.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Investments in real estate:
Balance at beginning of year	$63,470	$54,787	$50,032
Additions during year	1,510	8,891	5,102
Provision for impairment	(268)	—	—
Write-off of fully depreciated rental property	(749)	(208)	(347)
Sales of real estate	—	—	—

Balance at end of year	$63,963	$63,470	$54,787

Accumulated Depreciation:
Balance at beginning of year	$15,493	$13,207	$11,451
Additions charged to expense	2,614	2,494	2,103
Write-off of fully depreciated rental property	(749)	(208)	(347)
Sales of real estate	—	—	—

Balance at end of year	$17,358	$15,493	$13,207

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004) is incorporated herein by reference.

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference.

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 200,9 is incorporated herein by reference.

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 7, 2005; Promissory Note is being filed as an exhibit to this Form 10-K because it was not previously filed with the SEC).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.*

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.