Form 10-Q
period 2009-03-31
RANCON REALTY FUND IV
filed 2009-05-13
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Investments in real estate:
Rental properties	$62,096	$52,575
Accumulated depreciation	(16,952)	(17,358)

Rental properties, net	45,144	35,217
Construction in progress and land held for development	—	11,388

Total investments in real estate	45,144	46,605
Cash and cash equivalents	3,374	3,039
Accounts receivable, net	18	88
Deferred costs, net of accumulated amortization of $1,790 and $1,665 as of March 31, 2009 and December 31, 2008, respectively	1,898	1,964
Prepaid expenses and other assets	1,463	1,363

Total assets	$51,897	$53,059

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,547	$28,642
Accounts payable and other liabilities	357	485
Prepaid rent	394	281

Total liabilities	29,298	29,408

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(830)	(819)
Limited partners, 65,819 limited partnership units outstanding as of March 31, 2009 and December 31, 2008	23,429	24,470

Total partners’ equity	22,599	23,651

Total liabilities and partners’ equity	$51,897	$53,059

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating Revenue
Rental revenue and other	$2,014	$2,218
Tenant reimbursements	306	302

Total operating revenue	2,320	2,520
Operating Expenses
Property operating	960	889
Depreciation and amortization	1,720	758
General and administrative	256	232

Total operating expenses	2,936	1,879

Operating (loss) income	(616)	641
Interest and other income	1	1
Interest expense (including amortization of loan fees)	(437)	(380)

Net (loss) income	$(1,052)	$262

Basic and diluted net (loss) income per limited partnership unit	$(15.82)	$3.59

Weighted average number of limited partnership units outstanding	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2009

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2008	$(819)	$24,470	$23,651
Net loss	(11)	(1,041)	(1,052)

Balance (deficit) at March 31, 2009	$(830)	$23,429	$22,599

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, and SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,052)	$262
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,720	758
Amortization of loan fees, included in interest expense	78	18
Changes in certain assets and liabilities:
Accounts receivable	70	16
Deferred costs	(153)	(132)
Prepaid expenses and other assets	(100)	(97)
Accounts payable and other liabilities	(128)	6
Prepaid rent	113	91

Net cash provided by operating activities	548	922

Cash flows from investing activities:
Additions to real estate investments	(115)	(1,153)

Net cash used in investing activities	(115)	(1,153)

Cash flows from financing activities:
Note payable principal payments	(95)	(90)
Payment of deferred loan fees	(3)	—

Net cash used in financing activities	(98)	(90)

Net increase (decrease) in cash and cash equivalents	335	(321)
Cash and cash equivalents at beginning of period	3,039	1,881

Cash and cash equivalents at end of period	$3,374	$1,560

Supplemental disclosure of cash flow information:
Cash paid for interest	$359	$362

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$1,982	$9

Write-off of fully amortized deferred costs	$97	$8

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

As of March 31, 2009, there were 65,819 Units (“Units”) outstanding.

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

NOTE 2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2009 and December 31, 2008, and the consolidated results of operations and of cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2009 and 2008. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2009 and December 31, 2008, and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2009 and 2008, and the consolidated statement of partners’ equity for the three months ended March 31, 2009.

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

Net (Loss) Income Per Limited Partnership Unit

Net (loss) income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net (loss) income.

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2009		March 31, 2008
	General Partner	Limited Partners	General Partner	Limited Partners
(Loss)
Income allocation:
Net (loss) income	$(11)	$(1,041)	$26	$236
Weighted average number of limited partnership units outstanding during each period		65,819		65,819
Basic and diluted (loss) income per limited partnership unit		$(15.82)		$3.59

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Concentration Risk

Three tenants (Inland Counties Regional Center, University of Phoenix and Art Institute of California) represented a combined 45% of operating revenue for the three months ended March 31, 2009.

Reclassifications

Certain prior quarter balances have been reclassified to conform to the current quarter presentation, with no effect on consolidated results of operations.

Recently Issued Accounting Literature

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of Statement No.157, Fair Value Measurements. FSP 157-3 clarified how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Partnership’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on the Partnership’s financial position, results of operations or cash flows, except that transaction costs will be expensed when and as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, (“SFAS No. 160”), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires companies to provide additional disclosures about their objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect their financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Partnership’s financial condition or operating results.

Reference to 2008 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2008 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3.     INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$4,690	$4,471
Buildings	48,410	37,268
Building and tenant improvements	8,996	10,836

	62,096	52,575
Less: accumulated depreciation	(16,952)	(17,358)

Total rental properties, net	$45,144	$35,217

As of March 31, 2009, the Partnership’s rental properties included five office properties and seven retail properties.

NOTE 4.     CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	March 31, 2009	December 31, 2008
14.7 acres of undeveloped land as of March 31, 2009 and December 31, 2008, plus a three-story multi-tenant 72,000 square-foot office building on approximately 1.6 acres of land with a cost basis of $219 as of December 31, 2008	$—	$11,388

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008, and building improvements completed during the second and third quarters. The project was placed into service in the first quarter of 2009.

As of March 31, 2009, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). In 2008, the partnership conducted a comprehensive review of all real estate assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of this analysis the Partnership concluded that this asset was impaired and accordingly the asset was written down to net realizable value and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

NOTE 5.     NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,968	$23,063
Line of credit	5,579	5,579

Total note payable and line of credit	$28,547	$28,642

The note payable is collateralized by Promotional Retail Center #2 (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

In the fourth quarter of 2008 the Partnership obtained a new line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The proceeds from the new line of credit were used to pay off the previous line of credit balance. The line of credit requires monthly interest-only payments, has a maturity date of December 19, 2009, with two one year extension options and bears variable interest at the 30-day LIBOR plus 2.75% (3.26% at March 31, 2009). As of March 31, 2009, $5,579,000 was outstanding under the line of credit.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of March 31, 2009, are as follows (in thousands).

2009	$291
2010	407
2011	429
2012	453
2013	479
Thereafter	20,909

Total	$22,968

NOTE 6.     RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2009. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership’s Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. Effective March 1, 2009, the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015 or, if earlier, until the completion of sale of all the real property assets of the Partnership. The Partnership engaged Glenborough LLC to perform services for the following fees:

	Three Months Ended
	March 31, 2009	March 31, 2008
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$69,000	$86,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	17,000	4,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	71,000	75,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	49,000	62,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	18,000	16,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	4,000	4,000

As of March 31, 2009, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units, all of which were purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2009, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2008 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2009, our rental properties consist of five office and seven retail properties, aggregating approximately 558,000 rentable square feet, of which 403,000 square feet are office space, and 155,000 square feet are retail space.

Property	Type	Square Footage
One Vanderbilt	Four-story office building	73,729
Carnegie Business Center I	Two office buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Inland Regional Center	Two-story office building	81,079
TGI Friday’s	Restaurant	9,956
Promotional Retail Center #2
(formerly known as Circuit City)	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,291
North River Place
(began operations January 2009)	Three-story office building	71,157

		557,809

As of March 31, 2009, the weighted average occupancy of the eleven properties was 70%.

Two properties, Promotional Retail Center #2 (formerly known as Circuit City) and North River Place are currently unoccupied. Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center #2, filed for bankruptcy in November 2008 and vacated the building in March 2009. North River Place was placed into service in January 2009 and management is actively marketing the building for leasing.

Land

As of March 31, 2009, we owned approximately 14.7 acres of unimproved land.

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 71,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. Total costs of $11,388,000 as of December 31, 2008 were incurred on the project, which was placed in service in the first quarter of 2009.

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

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008.

Revenue

Operating revenue decreased $200,000, or 8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to lower rental revenue at One Vanderbilt, resulting from a decline in occupancy from 95% to 75%.

Expense

Property operating expenses increased $71,000, or 8%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to the expensing of property operating costs associated with start-up operations at North River Place.

Depreciation and amortization increased $962,000, or 127%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to fully amortizing the remaining unamortized tenant improvements and leasing commissions of $880,000 related to Circuit City, and depreciation of $94,000 associated with North River Place, which was placed into service at the beginning of 2009.

General and administrative expenses increased $24,000 or 10% primarily due to higher license fees.

Non-operating income / expenses

Interest expense increased $57,000, or 15%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to the amortization of loan fees, associated with the new line of credit, obtained in December 2008.

Liquidity and Capital Resources

As of March 31, 2009, we have cash and cash equivalents of $3,374,000.

As of March 31, 2009, our primary liability is a note payable of approximately $22,968,000, collateralized by properties with an aggregate net carrying value of approximately $14,027,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center #2 (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments, has a maturity date of December 19, 2009, with two one year extension options and bears variable interest at the 30-day LIBOR plus 2.75% (3.26% at March 31, 2009). As of March 31, 2009, $5,579,000 was outstanding under the line of credit. In order to extend the line of credit the Partnership must be in compliance with the covenants concerning loan constant (prescribed ratio of property results of operations to total availability on the line), minimum net worth, debt to total assets and loan to value ratio, as well as comply with notification requirements and pay an extension fee. The line of credit agreement contains a maximum availability covenant. The Partnership was in compliance with all covenants as at March 31, 2009.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2009, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the three months ended March 31, 2009, cash provided by operating activities was $548,000, as compared to cash provided by operating activities of $922,000 for the same period in 2008. The change was primarily due to a decrease in net income, after adding back depreciation and amortization, together with a decrease in accounts payable and other liabilities. For the three months ended March 31, 2009, cash used in investing activities was $115,000, as compared to cash used in investing activities of $1,153,000 for the same period in 2008. The change was due to the absence of any construction costs associated with North River Place in 2009. For the three months ended March 31, 2009, cash used in financing activities was $98,000, as compared to cash used in financing activities of $90,000 for the same period in 2008. The small change was due to slightly higher principal payments on the note payable, and loan fees.

Our expectation is that cash and cash equivalents as of March 31, 2009, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of March 31, 2009, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$291	$836	$932	$20,909	$22,968
Interest on indebtedness	935	2,433	2,337	2,231	7,936
Line of credit	5,579	—	—	—	5,579

Total	$6,805	$3,269	$3,269	$23,140	$36,483

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

•	Our expectation to achieve certain occupancy levels;

•	Our belief that it is not probable that the 14.7 acres of undeveloped land which is part of the landfill monitoring program will be developed or sold;

•	Our estimation of market strength;

•	Our knowledge of any material environmental matters or issues relating to the landfill property; and

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2009 and variable interest rate of 3.26% as of March 31, 2009.

	Expected Maturity Date						Total
	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Collateralized fixed rate debt	$291	$407	$429	$453	$479	$20,909	$22,968
Line of credit	$5,579	$—	$—	$—	$—	$—	$5,579

As of March 31, 2009, we had cash and cash equivalents of $3,374,000.

Item 4.	Controls and Procedures

See items 4T.

Item 4T.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation, its General Partner

Date: May 13, 2009	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 13, 2009	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.