Form 10-Q
period 2009-06-30
RANCON REALTY FUND IV
filed 2009-08-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Investments in real estate:
Rental properties	$62,535	$52,575
Accumulated depreciation	(17,682)	(17,358)

Rental properties, net	44,853	35,217

Construction in progress and land held for development	—	11,388

Total investments in real estate	44,853	46,605

Cash and cash equivalents	3,584	3,039
Accounts receivable, net	64	88
Deferred costs, net of accumulated amortization of $1,971 and $1,665 as of June 30, 2009 and December 31, 2008, respectively	1,732	1,964
Prepaid expenses and other assets	1,084	1,363

Total assets	$51,317	$53,059

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,452	$28,642
Accounts payable and other liabilities	268	485
Prepaid rent	322	281

Total liabilities	29,042	29,408

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(833)	(819)
Limited partners, 65,819 limited partnership units outstanding as of June 30, 2009 and December 31, 2008	23,108	24,470

Total partners’ equity	22,275	23,651

Total liabilities and partners’ equity	$51,317	$53,059

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenue
Rental revenue and other	$1,951	$2,178	$3,965	$4,396
Tenant reimbursements	291	325	597	627

Total operating revenue	2,242	2,503	4,562	5,023

Operating expenses
Property operating expenses	1,052	927	2,013	1,817
Depreciation and amortization	833	759	2,554	1,517
General and administrative	246	294	500	525

Total operating expenses	2,131	1,980	5,067	3,859

Operating income (loss)	111	523	(505)	1,164

Interest and other income	1	2	2	3
Interest expense (including amortization of loan fees)	(436)	(380)	(873)	(760)

Net (loss) income	$(324)	$145	$(1,376)	$407

Basic and diluted net (loss) income per limited partnership unit	$(4.87)	$0.59	$(20.70)	$4.54

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2009

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2008	$(819)	$24,470	$23,651
Net loss	(14)	(1,362)	(1,376)

Balance (deficit) at June 30, 2009	$(833)	$23,108	$22,275

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,376)	$407
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,554	1,517
Amortization of loan fees, included in interest expense	156	35
Changes in certain assets and liabilities:
Accounts receivable	24	(24)
Deferred costs	(168)	(166)
Prepaid expenses and other assets	279	248
Accounts payable and other liabilities	(217)	72
Prepaid rent	41	7

Net cash provided by operating activities	1,293	2,096

Cash flows from investing activities:
Additions to real estate investments	(555)	(1,721)

Net cash used in investing activities	(555)	(1,721)

Cash flows from financing activities:
Note payable principal payments	(190)	(180)
Draws on line of credit	—	2,845
Payment of deferred loan fees	(3)	—
Distributions to limited partners	—	(1,045)
Distributions to General Partner	—	(116)

Net cash (used in) provided by financing activities	(193)	1,504

Net increase in cash and cash equivalents	545	1,879

Cash and cash equivalents at beginning of period	3,039	1,881

Cash and cash equivalents at end of period	$3,584	$3,760

Supplemental disclosure of cash flow information:

Cash paid for interest	$717	$725

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$1,983	$29

Write-off of fully amortized deferred costs	$97	$8

Supplemental disclosure of non-cash investing activities:

Additions to real estate investments included in construction costs payable	$—	$5

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

As of June 30, 2009, there were 65,819 Units (“Units”) outstanding.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2009 and December 31, 2008, and the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2009 and 2008 and cash flows of the Partnership for the six months ended June 30, 2009 and 2008. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2009 and December 31, 2008, and the related consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, the consolidated statement of partners’ equity for the six months ended June 30, 2009 and the consolidated statement of cash flows for the six months ended June 30, 2009 and 2008.

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

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position (FSP) No. EITF 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, which improves the comparability of earnings per unit (EPU) calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs) in accordance with Statement 128 and its related interpretations. As such, the distributions should impact the calculation of earnings per share (“EPS”) using the two-class method under SFAS No. 128, Earnings per Share. The provisions of FSP No. EITF 07-4 have been applied retroactively to adjust the computation of EPS for the three and six months ended June 30, 2008.

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the six months ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
(Loss) Income allocation:

Distributed income	—	—	$116	$1,045	—	—	$116	$1,045
Allocation of excess	—	—	(10)	(1,006)	—	—	(8)	(746)

Net (loss) income	$(3)	$(321)	$106	$39	$(14)	$(1,362)	$108	$299

Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819

Basic and diluted (loss) income per limited partnership unit		$(4.87)		$0.59		$(20.70)		$4.54

The calculation of net (loss) income per unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the general partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the general partner would restore that deficit in liquidation. The calculation of net (loss) income per unit does not assume a liquidation in the periods presented and therefore the net (loss) income per limited partner Unit may be less than what would be realized in a liquidation due to the requirement for the general partner to restore deficits.

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net (loss) income and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Concentration Risk

Three tenants (Inland Counties Regional Center, University of Phoenix and Art Institute of California) represented a combined 49% of operating revenue for the six months ended June 30, 2009.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation, with no effect on consolidated results of operations, net assets or cash flows.

Recently Issued Accounting Literature

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement is effective tor financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 will not have a material impact on the Partnership's financial statements.

Effective June 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”), which sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

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

NOTE 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Land	$4,690	$4,471
Buildings	48,436	37,268
Building and tenant improvements	9,409	10,836

	62,535	52,575
Less: accumulated depreciation	(17,682)	(17,358)

Total rental properties, net	$44,853	$35,217

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2009, the Partnership’s rental properties included five office properties and seven retail properties.

NOTE 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	June 30, 2009	December 31, 2008
14.7 acres of undeveloped land as of June 30, 2009 and December 31, 2008, plus a three-story multi-tenant 72,000 square-foot office building on approximately 1.6 acres of land with a cost basis of $219 as of December 31, 2008	$—	$11,388

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 72,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008, and the building improvements were completed during the second and third quarters. The project was placed into service in the first quarter of 2009.

As of June 30, 2009, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). In 2008, the partnership conducted a comprehensive review of all real estate assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of this analysis the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value and a non-cash impairment charge of $268,000 was recognized, as management no longer believes development or sale of this asset is probable.

NOTE 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,873	$23,063
Line of credit	5,579	5,579

Total note payable and line of credit	$28,452	$28,642

The note payable is collateralized by Promotional Retail Center #2 (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

In the fourth quarter of 2008 the Partnership obtained a new line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The proceeds from the new line of credit were used to pay off the previous line of credit balance. The line of credit requires monthly interest-only payments, has a maturity date of December 19, 2009, with two one-year extension options and bears variable interest at the 30-day LIBOR plus 2.75% (3.06% at June 30, 2009). As of June 30, 2009, $5,579,000 was outstanding under the line of credit.

The line of credit contains a debt service coverage ratio test which if not met, as calculated by the lender, may require the establishment of a lockbox account.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of June 30, 2009, are as follows (in thousands).

2009	$196
2010	407
2011	429
2012	453
2013	479
Thereafter	20,909

Total	$22,873

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

	Six Months Ended
	June 30, 2009	June 30, 2008
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$121,000	$160,000

(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	22,000	11,000

(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	133,000	150,000

(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	63,000	68,000

(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—

(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—

(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—

(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	37,000	33,000

(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	9,000	8,000

As of June 30, 2009, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units, all of which were purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2009, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

NOTE 8. SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Partnership evaluated subsequent events occurring through August 14, 2009, the date these financial statements were issued, in accordance with SFAS No. 165.

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

Overview

Tri-City Properties

As of June 30, 2009, our rental properties consist of five office and seven retail properties, aggregating approximately 558,000 rentable square feet, of which 403,000 square feet are office space, and 155,000 square feet are retail space.

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

		557,809

As of June 30, 2009, the weighted average occupancy of the twelve properties was 69%.

Two properties, Promotional Retail Center #2 (formerly known as Circuit City) and North River Place are currently unoccupied. Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center #2, filed for bankruptcy in November 2008 and vacated the building in March 2009. North River Place was placed into service in January 2009 and management is actively marketing the building for lease.

Land

As of June 30, 2009, we owned approximately 14.7 acres of unimproved land.

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

During the fourth quarter of 2008, the partnership conducted a comprehensive review of all real estate assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of this analysis the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Results of Operations

Comparison of the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008.

Revenue

Operating revenue decreased $261,000, or 10% and $461,000 or 9%, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, respectively. These decreases were primarily due to lower rental revenue at One Vanderbilt, resulting from a decline in occupancy from 100% to 74% and lower revenue from Promotional Retail Center due to Circuit City vacating the building, following their bankruptcy .

Expenses

Property operating expenses increased $125,000, or 13%, and $196,000, or 11%, for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, respectively. These increases were due to the expensing of property operating costs associated with start-up operations at North River Place, which were previously capitalized, totaling $112,000 and $192,000 for the three and six months ended June 30, 2009 respectively.

Depreciation and amortization increased $74,000, or 10%, and $1,037,000, or 68%, for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, respectively. The variance for the second quarter was primarily due to depreciation of $95,000 associated with North River Place, which was placed into service at the beginning of 2009. The year-to-date variance was primarily due to fully amortizing the remaining unamortized tenant improvements and leasing commissions of $880,000 related to Circuit City, and depreciation of $189,000 associated with North River Place.

General and administrative expenses decreased $48,000 or 16% and $25,000, or 5%, for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, respectively, primarily due to lower investor relations expense in the second quarter of 2009, which accounts for approximately $42,000 of the variance, together with lower asset management fees resulting from the amended property management and services agreement with Glenborough LLC. These favorable variances were partially offset by higher accrued audit fees, attributable to Sarbanes Oxley compliance audit fees in 2009.

Non-operating income / expenses

Interest expense increased $56,000, or 15%, and $113,000, or 15%, for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, respectively, primarily due to the amortization of loan fees, associated with the new line of credit, obtained in December 2008.

Liquidity and Capital Resources

As of June 30, 2009, we have cash and cash equivalents of $3,584,000.

As of June 30, 2009, our primary liability is a note payable of approximately $22,873,000, collateralized by properties with an aggregate net carrying value of approximately $13,823,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center #2 (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments, has a maturity date of December 19, 2009, with two one-year extension options and bears variable interest at the 30-day LIBOR plus 2.75% (3.06% at June 30, 2009). As of June 30, 2009, $5,579,000 was outstanding under the line of credit. In order to extend the line of credit the Partnership must be in compliance with the covenants concerning loan constant (prescribed ratio of property results of operations to total availability on the line), minimum net worth, debt to total assets and loan to value ratio, as well as comply with notification requirements and pay an extension fee. The line of credit agreement contains a maximum availability covenant. The Partnership was in compliance with all covenants as at June 30, 2009.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2009, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the six months ended June 30, 2009, cash provided by operating activities was $1,293,000, as compared to cash provided by operating activities of $2,096,000 for the same period in 2008. The change was primarily due to a decrease in net income, after adding back depreciation and amortization, together with a decrease in accounts payable and other liabilities. For the six months ended June 30, 2009, cash used in investing activities was $555,000, as compared to cash used in investing activities of $1,721,000 for the same period in 2008. The change was due to the absence of any construction costs associated with North River Place in 2009. For the six months ended June 30, 2009, cash used in financing activities was $193,000, as compared to cash provided by financing activities of $1,504,000 for the same period in 2008. The change was primarily due to $2,845,000 of draws on the line on credit in 2008, partially offset by distributions totaling $1,161,000.

Our expectation is that cash and cash equivalents as of June 30, 2009, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of June 30, 2009, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$196	$836	$932	$20,909	$22,873
Interest on indebtedness	622	2,433	2,337	2,231	7,623
Line of credit	5,579	—	—	—	5,579

Total	$6,397	$3,269	$3,269	$23,140	$36,075

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2009 and variable interest rate of 3.06% as of June 30, 2009.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$196	$407	$429	$453	$479	$20,909	$22,873
Line of credit	$5,579	$—	$—	$—	$—	$—	$5,579

As of June 30, 2009, we had cash and cash equivalents of $3,584,000.

Item 4.	Controls and Procedures

See items 4T.

Item 4T.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 14, 2009	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 14, 2009	By:	/s/ Daniel L. Stephenson
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