Form 10-Q
period 2009-09-30
RANCON REALTY FUND IV
filed 2009-11-16
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Investments in real estate:
Rental properties	$62,910	$52,575
Accumulated depreciation	(17,920)	(17,358)

Rental properties, net	44,990	35,217

Construction in progress and land held for development	—	11,388

Total investments in real estate	44,990	46,605

Cash and cash equivalents	2,045	3,039
Accounts receivable, net	11	88
Deferred costs, net of accumulated amortization of $1,566 and $1,665 as of September 30, 2009 and December 31, 2008, respectively	1,670	1,964
Prepaid expenses and other assets	1,312	1,363

Total assets	$50,028	$53,059

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$27,355	$28,642
Accounts payable and other liabilities	524	485
Prepaid rent	312	281

Total liabilities	28,191	29,408

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(837)	(819)
Limited partners, 65,819 limited partnership units outstanding as of September 30, 2009 and December 31, 2008	22,674	24,470

Total partners’ equity	21,837	23,651

Total liabilities and partners’ equity	$50,028	$53,059

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenue
Rental revenue and other	$1,929	$2,110	$5,894	$6,506
Tenant reimbursements	292	300	889	927

Total operating revenue	2,221	2,410	6,783	7,433

Operating expenses
Property operating expenses	1,191	1,060	3,204	2,876
Depreciation and amortization	825	754	3,379	2,271
General and administrative	215	209	716	734

Total operating expenses	2,231	2,023	7,299	5,881

Operating income (loss)	(10)	387	(516)	1,552

Interest and other income	1	16	3	19
Interest expense (including amortization of loan fees)	(429)	(412)	(1,301)	(1,173)

Net (loss) income	$(438)	$(9)	$(1,814)	$398

Basic and diluted net (loss) income per limited partnership unit	$(6.59)	$(0.12)	$(27.28)	$4.41

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended September 30, 2009

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2008	$(819)	$24,470	$23,651

Net loss	(18)	(1,796)	(1,814)

Balance (deficit) at September 30, 2009	$(837)	$22,674	$21,837

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,814)	$398
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,379	2,271
Amortization of loan fees, included in interest expense	234	53
Changes in certain assets and liabilities:
Accounts receivable	77	19
Deferred costs	(289)	(235)
Prepaid expenses and other assets	51	26
Accounts payable and other liabilities	39	293
Prepaid rent	31	143

Net cash provided by operating activities	1,708	2,968

Cash flows from investing activities:
Additions to real estate investments	(1,412)	(2,114)

Net cash used in investing activities	(1,412)	(2,114)

Cash flows from financing activities:
Note payable principal payments	(287)	(272)
Draws on line of credit	—	2,845
Repayments on line of credit	(1,000)	—
Payment of deferred loan fees	(3)	—
Distributions to limited partners	—	(1,045)
Distributions to General Partner	—	(116)

Net cash (used in) provided by financing activities	(1,290)	1,412

Net (decrease) increase in cash and cash equivalents	(994)	2,266

Cash and cash equivalents at beginning of period	3,039	1,881

Cash and cash equivalents at end of period	$2,045	$4,147

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,067	$1,112

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$2,465	$668

Write-off of fully amortized deferred costs	$685	$289

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

As of September 30, 2009, there were 65,819 Units (“Units”) outstanding.

The Partnership commenced on April 3, 1984 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership Agreement.

Allocation of Net Income and Net Loss

Allocation of net income and net loss is made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the General Partner. Net losses from operations are allocated 99% to the limited partners and 1% to the General Partner; however, if the limited partners and the General Partner have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and General Partner in excess of the positive balance until the balances of the limited partners’ and General Partner’s capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2009 and December 31, 2008, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2009 and 2008 and cash flows of the Partnership for the nine months ended September 30, 2009 and 2008. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2009 and December 31, 2008, and the related consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the consolidated statement of partners’ equity for the nine months ended September 30, 2009 and the consolidated statement of cash flows for the nine months ended September 30, 2009 and 2008.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

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

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position (FSP) No. EITF 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, (ASC 260-10), which improves the comparability of earnings per unit (EPU) calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs) in accordance with Statement 128 and its related interpretations. As such, the distributions should impact the calculation of earnings per share (“EPS”) using the two-class method under SFAS No. 128, Earnings per Share. The provisions of FSP No. EITF 07-4 have been applied retroactively to adjust the computation of EPS for the three and nine months ended September 30, 2008.

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the nine months ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
(Loss) Income allocation:
Distributed income	—	—	—	—	—	—	$116	$1,045
Allocation of excess	—	—	—	—	—	—	(8)	(755)

Net (loss) income	$(4)	$(434)	$(1)	$(8)	$(18)	$(1,796)	$108	$290

Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819

Basic and diluted (loss) income per limited partnership unit		$(6.59)		$(0.12)		$(27.29)		$4.41

The calculation of net (loss) income per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation. The calculation of net (loss) income per unit does not assume a liquidation in the periods presented and therefore the net (loss) income per limited partner Unit may be less than what would be realized in a liquidation due to the requirement for the General Partner to restore deficits.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

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

Concentration Risk

Three tenants (Inland Counties Regional Center, University of Phoenix and Art Institute of California) represented a combined 45% and 42% of operating revenue for the nine months ended September 30, 2009 and 2008, respectively. Inland Counties Regional Center Inc., the tenant who occupied all of Northcourt Plaza, vacated the building in September 2009, at the end of its lease, which therefore only had a small effect on revenue for the nine month period ended September 30, 2009.

Recently Issued Accounting Literature

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. Effective September 30, 2009, the Partnership has adopted the Codification, which did not have a material impact on the Partnership’s financial statements.

Effective June 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”), (ASC 855-10) which sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) (ASC 820-10-35). FSP 157-3 clarified the application of FAS 157. FSP 157-3 clarified how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Partnership’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) (ASC 805-10 to 50), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) by the Partnership did not have a material impact on its financial position, results of operations or cash flows, except that transaction costs will be expensed when and as incurred.

Reference to 2008 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2008 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Land	$4,690	$4,471
Buildings	48,918	37,268
Building and tenant improvements	9,302	10,836

	62,910	52,575
Less: accumulated depreciation	(17,920)	(17,358)

Total rental properties, net	$44,990	$35,217

As of September 30, 2009, the Partnership’s rental properties included five office properties and seven retail properties.

NOTE 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	September 30, 2009	December 31, 2008
14.7 acres of undeveloped land as of September 30, 2009 and December 31, 2008, plus a three-story multi-tenant 72,000 square-foot office building on approximately 1.6 acres of land with a cost basis of $219 as of December 31, 2008	$—	$11,388

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

As of September 30, 2009, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). In 2008, the partnership conducted a comprehensive review of all real estate assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (ASC 360-10), which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of this analysis the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value and a non-cash impairment charge of $268,000 was recognized, as management no longer believes development or sale of this asset is probable.

NOTE 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,776	$23,063
Line of credit	4,579	5,579

Total note payable and line of credit	$27,355	$28,642

The note payable is collateralized by Promotional Retail Center #2 (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In the fourth quarter of 2008 the Partnership obtained a new line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The proceeds from the new line of credit were used to pay off the previous line of credit balance. The line of credit requires monthly interest-only payments, has a maturity date of December 19, 2009, with two one-year extension options and bears variable interest at the 30-day LIBOR plus 2.75% (3.00% at September 30, 2009). As of September 30, 2009, $4,579,000 was outstanding under the line of credit. In order to extend the line of credit the Partnership must be in compliance with the covenants concerning loan constant (prescribed ratio of property results of operations to total availability on the line), minimum net worth, debt to total assets and loan to value ratio, as well as comply with notification requirements and pay an extension fee. The line of credit agreement contains a maximum availability covenant. The line of credit also contains a debt service coverage ratio test which if not met, as calculated by the lender, may require the establishment of a lockbox account.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of September 30, 2009, are as follows (in thousands).

2009	$99
2010	407
2011	429
2012	453
2013	479
Thereafter	20,909

Total	$22,776

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

	Nine Months Ended
	September 30, 2009	September 30, 2008
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$180,000	$235,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	22,000	13,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	196,000	225,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	90,000	137,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	55,000	50,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	13,000	11,000

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

As of September 30, 2009, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units, all of which were purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2009, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

NOTE 8. SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Partnership evaluated subsequent events occurring through November 16, 2009, the date these financial statements were issued, in accordance with SFAS No. 165 (ASC 855-10), and deemed that no disclosures were necessary.

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

Overview

Tri-City Properties

As of September 30, 2009, our rental properties consist of five office and seven retail properties, aggregating approximately 558,000 rentable square feet, of which 403,000 square feet are office space, and 155,000 square feet are retail space.

Property	Type	Square Footage
One Vanderbilt	Four-story office building	73,729
Carnegie Business Center I	Two office buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Northcourt Plaza	Two-story office building	81,079
(formerly known as Inland Regional Center)
TGI Friday’s	Restaurant	9,956
Promotional Retail Center #2
(formerly known as Circuit City)	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,291
North River Place
(began operations January 2009)	Three-story office building	71,157

		557,809

As of September 30, 2009, the weighted average occupancy of the twelve properties was 59%.

Two properties, Promotional Retail Center #2 (formerly known as Circuit City) and Northcourt Plaza (formerly known as Inland Regional Center) are currently unoccupied. Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center #2, filed for bankruptcy in November 2008 and vacated the building in March 2009. Inland Counties Regional Center Inc., the tenant who occupied all of Northcourt Plaza, vacated the building towards in September 2009, at the end of its lease. In addition, North River Place, which was placed into service in January 2009, was 23% occupied as of September 30, 2009 and a second lease was signed for a further 14,971 square feet to start in November. The first tenant moved in during July and the second tenant moved in during November, bringing the occupancy to 44%. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of September 30, 2009, we owned approximately 14.7 acres of unimproved land.

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

During the fourth quarter of 2008, the partnership conducted a comprehensive review of all real estate assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (ASC 360-10), which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of this analysis the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Results of Operations

Comparison of the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008.

Revenue

Rental revenue and other decreased $181,000, or 9% and $612,000 or 9%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively. These decreases were primarily due to lower rental revenue, resulting from a decline in overall occupancy, partially offset by revenue derived from North River Place which began operations at the start of 2009. Occupancy for the same store properties was 65% as compared to 88% as at September 30, 2009, and 2008, respectively. The largest occupancy declines were at Promotional Retail Center II due to Circuit City vacating the building, following their bankruptcy, and at One Vanderbilt where occupancy averaged 75% compared to over 90% for the nine months ended September 30, 2009 and 2008, respectively. These declines contributed $200,000 and $89,000 to the variance for the quarter and $352,000 and $281,000 for the nine month period ended September 30 2009 and 2008, respectively. These decreases were partially offset by revenue of $106,000 at North River Place for both the three and nine month periods arising from the move in of the first tenant in July.

Tenant reimbursements decreased $8,000, or 3% and $38,000 or 4%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively, primarily due to lower reimbursements at One Vanderbilt due to the lower occupancy, as noted above.

Expenses

Property operating expenses increased $131,000, or 12%, and $328,000, or 11%, for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, respectively. These increases were due to the expensing of property operating costs associated with start-up operations at North River Place, which were previously capitalized, totaling $123,000 and $333,000 for the three and nine months ended September 30, 2009 respectively.

Depreciation and amortization increased $71,000, or 9%, and $1,108,000, or 49%, for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, respectively. The variance for the third quarter was primarily due to depreciation of $113,000 associated with North River Place, which was placed into service at the beginning of 2009. The year-to-date variance was primarily due to fully amortizing the remaining unamortized tenant improvements and leasing commissions of $880,000 related to the early termination of the Circuit City lease, and depreciation of $302,000 associated with North River Place.

General and administrative expenses increased slightly by $6,000, or 3%, and decreased $18,000, or 2%, for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, respectively. The increase for the three month period is due to higher audit fees (incurred in conjunction with preparing for the Partnership’s compliance with the SEC’s internal control audit requirements for smaller companies, prior to the SEC’s October 2009 announcement of extension of the compliance deadline until 2010), while the decrease for the nine month period is primarily due to lower investor relations expense and asset management fees, partially offset by the higher audit fees.

Non-operating income / expenses

Interest expense increased $17,000, or 4%, and $128,000, or 11%, for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, respectively, due to the amortization of loan fees, associated with the new line of credit, obtained in December 2008, partially offset by lower LIBOR rates, which reduced interest expense on the line of credit.

Liquidity and Capital Resources

As of September 30, 2009, we have cash and cash equivalents of $2,045,000.

As of September 30, 2009, our primary liability is a note payable of approximately $22,776,000, collateralized by properties with an aggregate net carrying value of approximately $14,001,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center #2 (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments, has a maturity date of December 19, 2009, with two one-year extension options and bears variable interest at the 30-day LIBOR plus 2.75% (3.00% at September 30, 2009). As of September 30, 2009, $4,579,000 was outstanding under the line of credit. In order to extend the line of credit the Partnership must be in compliance with the covenants concerning loan constant (prescribed ratio of property results of operations to total availability on the line), minimum net worth, debt to total assets and loan to value ratio, as well as comply with notification requirements and pay an extension fee. The line of credit agreement contains a maximum availability covenant. The Partnership was in compliance with all covenants as at September 30, 2009.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2009, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the nine months ended September 30, 2009, cash provided by operating activities was $1,708,000, as compared to cash provided by operating activities of $2,968,000 for the same period in 2008. The change was primarily due to a decrease in net income, after adding back depreciation and amortization, together with a smaller increase in accounts payable and other liabilities, compared to prior year. For the nine months ended September 30, 2009, cash used in investing activities was $1,412,000, as compared to cash used in investing activities of $2,114,000 for the same period in 2008. The change was due to the absence of any construction costs associated with North River Place in 2009. For the nine months ended September 30, 2009, cash used in financing activities was $1,290,000, as compared to cash provided by financing activities of $1,412,000 for the same period in 2008. The change was primarily due to a $1,000,000 repayment on the line of credit in 2009 compared to $2,845,000 of draws on the line on credit in 2008, partially offset by distributions to partners totaling $1,161,000, for the nine months ended September 30, 2008.

Our expectation is that cash and cash equivalents as of September 30, 2009, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of September 30, 2009, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$99	$836	$932	$20,909	$22,776
Interest on indebtedness	310	2,433	2,337	2,231	7,311
Line of credit	4,579	—	—	—	4,579

Total	$4,988	$3,269	$3,269	$23,140	$34,666

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2009 and variable interest rate of 3.00% as of September 30, 2009.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$99	$407	$429	$453	$479	$20,909	$22,776
Line of credit	$4,579	$—	$—	$—	$—	$—	$4,579

As of September 30, 2009, we had cash and cash equivalents of $2,045,000.

Item 4.	Controls and Procedures

See items 4T.

Item 4T.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 16, 2009	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: November 16, 2009	By:	/s/ DANIEL L. STEPHENSON
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