Form 10-K
period 2009-12-31
RANCON REALTY FUND IV
filed 2010-03-30
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2009

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

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to third parties by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned by the Partnership and Fund V. As of December 31, 2009, the Partnership has twelve properties consisting of five office buildings and seven retail buildings. The Partnership’s properties are more fully described in Item 2.

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

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund IV Subsidiary LLC, a Delaware limited liability company (“RRF IV SUB”), which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a loan obtained in the fourth quarter of 2005. The loan is collateralized by eight properties (as discussed in Item 2) which have been contributed to RRF IV SUB by the Partnership.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West, which in the aggregate consist of approximately 24.5 million square feet of office space. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2009 market view report from an independent broker the overall vacancy rate was 22% within the Inland Empire East market as of December 31, 2009.

As of December 31, 2009, the Partnership owned twelve rental properties and approximately 14.7 acres of unimproved land.

Properties

The Partnership’s improved properties in Tri-City are as follows:

Property	Type	Square Footage
One Vanderbilt	Four-story office building	73,729
Carnegie Business Center I	Two office buildings	62,540
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Northcourt Plaza (formerly known as Inland Regional Center)	Two-story office building	77,589
TGI Friday’s	Restaurant	9,956
Promotional Retail Center #2	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,022
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,291
North River Place (began operations January 2009)	Three-story office building	71,157

		554,319

The five office properties totaling approximately 399,000 square feet are 65% occupied, and the seven retail properties totaling approximately 155,000 square feet are 54% occupied as of December 31, 2009.

As of December 31, 2009, there were five tenants occupying substantial portions of leased rental space. These five tenants, in the aggregate, occupied approximately 184,000 square feet of the 554,000 total rentable square feet and accounted for approximately 31% of the rental income generated for the Partnership in 2009.

Two properties, Promotional Retail Center II and Northcourt Plaza, are currently unoccupied. Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center II, filed for bankruptcy in November 2008 and vacated the building in March 2009. Inland Counties Regional Center Inc., the tenant which occupied all of Northcourt Plaza, vacated the building in September 2009, at the end of its lease. A new lease has been signed for approximately 36,000 square feet, or 46% of the rentable square feet and the tenant moved into the building in January 2010. North River Place was placed into service in January 2009 and two tenants have moved into the building bringing the occupancy to 44% as of December 31, 2009. Management is actively marketing the vacant space in all of the buildings for lease.

Occupancy rates for the Partnership’s properties for each of the five years ended December 31, 2009 were as follows:

	2009	2008	2007	2006	2005
One Vanderbilt	86%	74%	95%	100%	97%
Carnegie Business Center I	100%	100%	100%	100%	89%
Service Retail Center	72%	89%	89%	95%	100%
Promotional Retail Center	63%	63%	65%	100%	100%
Northcourt Plaza	0%	100%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Promotional Retail Center II	0%	100%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail #1	70%	100%	100%	100%	100%
Palm Court Retail #2	100%	100%	100%	100%	100%
Vanderbilt Plaza	90%	90%	89%	79%	66%
North River Place (commenced operations in January 2009)	44%	N/A	N/A	N/A	N/A

Weighted average occupancy	62%	88%	91%	95%	90%

The annual effective rents per square foot for each of the five years ended December 31, 2009 were as follows:

	2009	2008	2007	2006	2005
One Vanderbilt	$19.68	$22.32	$21.34	$21.99	$21.33
Carnegie Business Center I	$17.96	$17.44	$16.72	$16.07	$13.54
Service Retail Center	$17.40	$21.13	$20.31	$19.49	$18.59
Promotional Retail Center	$13.90	$13.39	$13.71	$12.39	$12.26
Northcourt Plaza	$0.00	$17.19	$17.19	$17.19	$16.22
TGI Friday’s	$19.17	$19.17	$20.34	$20.34	$19.18
Promotional Retail Center II	$0.00	$16.19	$14.72	$14.72	$14.72
Mimi’s Café	$16.67	$14.81	$14.81	$14.81	$14.81
Palm Court Retail #1	$28.19	$25.50	$25.23	$24.96	$23.60
Palm Court Retail #2	$20.18	$22.38	$27.81	$27.00	$24.99
Vanderbilt Plaza	$24.81	$23.89	$23.43	$22.72	$20.42
North River Place (commenced operations January 2009)	$12.42	N/A	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December monthly rental income by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2009:

Collateral	Eight properties (discussed below)	Carnegie Business Center and Vanderbilt Plaza
Form of debt	Note payable	Line of credit
Availability	—	$10,000,000
Outstanding balance	$22,678,000	$6,078,000
Interest Rate	5.46%	30-day LIBOR plus 275 bps (3.95%)
Monthly payment	$136,000	Interest only
Maturity date	1/1/2016	12/19/2010

The note payable is collateralized by Promotional Retail Center II (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

There is no debt collateralized by Northcourt Plaza or North River Place as of December 31, 2009.

Land

As of December 31, 2009, the Partnership owned approximately 14.7 acres of unimproved land.

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 71,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008, and the building improvements were completed during the second and third quarters of 2008. The project was placed into service in the first quarter of 2009.

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

Item 4.	[Removed and Reserved]

Part II

Item 5.	Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2009, there were 6,836 holders of Units.

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

There were no distributions during 2009.

For 2008, the Partnership distributed from operations $2,089,000 to the limited partners and $232,000 to the General Partner.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2009 (in thousands, except per unit of limited partnership interest data):

	2009	2008	2007	2006	2005
Operating revenue	$8,673	$9,596	$10,103	$9,483	$7,531
(Loss) Income from continuing operations	$(2,388)	$49	$1,470	$1,474	$1,233
Income from discontinued operations	$—	$—	$—	$—	$2,164
Net (loss) income	$(2,388)	$49	$1,470	$1,474	$3,397
Net (loss) income allocable to limited partners	$(2,364)	$44	$1,323	$1,327	$3,161
Net (loss) income per limited partnership unit	$(35.92)	$(2.43)	$19.34	$19.64	$46.27
Total assets	$52,345	$53,059	$53,395	$52,368	$52,275
Long-term obligations	$28,756	$28,642	$26,028	$23,773	$24,100
Cash distributions per limited partnership unit	$—	$31.74	$27.60	$24.62	$21.84

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU, in the above table, for the years ended December 31, 2008, 2007, 2006 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2009, the Partnership has twelve properties which consisted of five office buildings and seven retail buildings.

Overview

Leasing

During 2009, management executed five new leases totaling 76,433 square feet of space and renewed five leases totaling 12,468 square feet.

Construction

During 2008 the Partnership continued developing North River Place, a three-story multi-tenant 71,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. Total costs of $11,388,000 were incurred on the project, which was placed in service in the first quarter of 2009.

Results Of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenue

Operating revenue for the year ended December 31, 2009 decreased $923,000, or 10%, compared to the year ended December 31, 2008, due to a decrease in rental revenue of $810,000 or 10% and a decrease in tenant reimbursements of $113,000 or 10%. The decrease in rental revenue was primarily due to a decline in overall occupancy, with the largest declines at Promotional Retail Center II and Northcourt Plaza where the combined occupancy fell from 100% to 0% due to the single tenant at each building vacating in 2009. In addition, occupancy at One Vanderbilt fell to 78% on average for 2009 compared to 89% for 2008, due to Fidelity National Title vacating the building in September 2009. As a result, rental revenue declined by $425,000, $294,000 and $221,000 at Promotional Retail II, Northcourt Plaza and One Vanderbilt, respectively. These declines were partially offset by $280,000 in revenue derived from first year leasing activity at North River Place. Two tenants moved into the building during the year, the first in July and the second in November, bringing occupancy to 44% at December 31, 2009. The decrease in recoveries corresponds to the lower occupancies particularly at One Vanderbilt.

Circuit City, the single tenant at Promotional Retail II moved out following their bankruptcy filing in December 2008 and the Partnership fully reserved $86,000 for accounts receivable due from them. Circuit City’s lease was scheduled to continue through January 31, 2018. Operating income for 2009 would have been approximately $508,000 higher, on an annual basis, if Circuit City remained in the building. The impact on the Partnership’s future results is dependent upon the length of time it will take to lease up the building together with the rental rates achieved.

Expenses

Operating expenses increased $551,000, or 15%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to the expensing of $461,000 in property operating costs associated with start-up operations at North River Place. The remaining variance is mainly due to an increase in repairs and maintenance expense and property taxes of $132,000 and $41,000 respectively, partially offset by a decrease in the cost of insurance of $91,000.

Depreciation and amortization increased $1,194,000, or 39%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to fully amortizing the remaining unamortized tenant improvements and leasing commissions of $880,000 related to the early termination of the Circuit City lease, together with first year depreciation of $425,000 associated with North River Place.

Non-operating income / expenses

Interest expense increased $101,000, or 6%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to the amortization of loan fees, associated with the new line of credit obtained in December 2008, partially offset by lower LIBOR rates, which reduced interest expense on the line of credit.

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

In November 2008, Circuit City, occupying 100% of the Partnership’s 39,123 square foot retail building, filed for bankruptcy. Circuit City’s annual rent paid to the Partnership was $633,000, or 7.46% of the Partnership’s total rental income. As of December 31, 2008, the Partnership had reserved for all doubtful collections of accounts receivable due from Circuit City. Subsequent to December 31, 2008, Circuit City notified the Partnership that in conjunction with its bankruptcy proceedings, it would vacate the Partnership’s building in March 2009.

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

Provision for impairment of real estate of $268,000 for the year ended December 31, 2008 was due to the recognition of an impairment charge for the entire amount of the investment in land in development for which management has determined that development is no longer probable (refer to Note 4 to the consolidated financial statements).

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

Liquidity and Capital Resources

As of December 31, 2009, the Partnership had cash and cash equivalents of $1,916,000.

The Partnership’s primary liability at December 31, 2009 is a note payable of approximately $22,678,000, collateralized by properties with an aggregate net carrying value of approximately $14,071,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (2.98% at December 31, 2009). The line of credit had an original maturity date of December 19, 2009, with two one year extension options, the first of which was exercised so that the line now matures on December 19, 2010. As of December 31, 2009, $6,078,000 was outstanding under the line of credit. In order to extend the line of credit the Partnership must be in compliance with the covenants concerning loan constant (prescribed ratio of property results of operations to total availability on the line), minimum net worth, debt to total assets and loan to value ratio, as well as comply with notification requirements and pay an extension fee. The line of credit agreement contains a maximum availability covenant. The Partnership was in compliance with all covenants at December 31, 2009.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 as of December 31, 2009, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the line of credit, proceeds from property sales and interest income on money market funds and short-term investments. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in the development of properties, leasing costs or distribution to the partners.

Contractual Obligations

At December 31, 2009, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$407	$882	$985	$20,404	$22,678
Interest on indebtedness	1,228	2,387	2,285	1,101	7,001
Line of credit	6,078	—	—	—	6,078

Total	$7,713	$3,269	$3,270	$21,505	$35,757

Management expects that the Partnership’s cash balance at December 31, 2009, together with cash from operations, sales and financings, will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2009, the Partnership’s cash provided by operating activities totaled $1,339,000. After adding back depreciation and amortization (including amortization of loan fees) the partnership generated net income of $2,126,000. Other significant operational cash activities included an increase in deferred costs of $792,000 during 2009 which was primarily due to lease commissions associated with leasing activity at Northcourt Plaza, North River Place and One Vanderbilt, which accounted for $364,000, $234,000 and $129,000 of the increase, respectively.

Investing Activities

During the year ended December 31, 2009, the Partnership’s cash used in investing activities totaled $2,548,000, which consisted entirely of additions to real estate investments for building and tenant improvements, primarily at North River Place and One Vanderbilt, where additions totaled $1,765,000 and $710,000 respectively.

Financing Activities

During the year ended December 31, 2009, the Partnership’s cash provided by financing activities totaled $86,000, which consisted of $1,499,000 of draws on lines of credit partially offset by $1,000,000 repayments on lines of credit, $385,000 for principal payments on the note payable, and $28,000 in loan fees related to the renewal of the line of credit.

Cash Flows

During 2009, cash provided by operating activities was $1,339,000, as compared to cash provided by operating activities of $3,525,000 for the same period in 2008. The change was due to a decrease in net income of $1,323,000 after adding back depreciation and amortization, amortization of loan fees and asset impairment, and a greater increase in deferred costs of $555,000 as discussed above. During 2009, cash used in investing activities was $2,548,000, as compared to cash used in investing activities of $2,491,000 for the same period in 2008. During 2009, cash provided by financing activities was $86,000, as compared to cash provided by financing activities of $124,000 for the same period in 2008. The change was primarily due to lower net draws on the line of credit, partially offset by the absence of distributions during 2009 compared to total distributions of $2,321,000 in 2008.

During 2008, cash provided by operating activities was $3,525,000, as compared to cash provided by operating activities of $4,771,000 for the same period in 2007. The change was almost entirely due to a decrease in net income of $1,016,000, after adding back depreciation and amortization, amortization of loan fees and asset impairment. The decrease in net income was primarily due to lower revenues and higher interest expense, as described earlier. During 2008, cash used in investing activities was $2,491,000, as compared to cash used in investing activities of $4,625,000 for the same period in 2007. The change was primarily due to a decrease in additions to real estate due primarily to lower construction costs at North River Place which was substantially completed by the first quarter of 2008. In addition, there were no sales of investments during 2008, compared to $5,075,000 in 2007. During 2008, cash provided by financing activities was $124,000, as compared to cash provided by financing activities of $151,000 for the same period in 2007. The change was primarily due to higher draws on the line of credit, partially offset by repayments on the line of credit, higher distributions and loan fee payments for the new line of credit.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis over the term of its leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis during the current year. The Partnership develops a revised estimate of the amount recoverable from tenants based on updated expenses for the year and amounts to be recovered and records adjustments to income in the current year financial statement accounts. Any final changes in estimate based on lease-by-lease reconciliations and tenant negotiations and collection are recorded in the period those negotiations are settled.

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project.

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

Fair Value of Investments

The Partnership adopted policies related to the accounting for fair value measurements effective January 1, 2008. The guidance related to accounting for fair value measurements which defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation using unobservable inputs. This category generally includes long-term derivative contracts, real estate and unconsolidated joint ventures.

The Partnership adopted policies with respect to the fair value assets and liabilities on January 1, 2009 and 2008. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of adoption.

Recently Issued Accounting Literature

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Partnership’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of an entity’s financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Partnership adopted the Codification, which did not have a material impact on the Partnership’s financial statements.

In October 2008, the FASB issued guidance related to determining the fair value of a financial asset when the market for that asset is not active. The implementation of this guidance did not have a material impact on the Partnership’s financial position, results of operations and cash flows.

In December 2007, the FASB issued guidance related to business combinations which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The adoption of this guidance by the Partnership did not have a material impact on its financial position, results of operations or cash flows, except that transaction costs will be expensed when and as incurred.

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

•	Our belief that our properties are competitive within our market;

•	Our expectation to achieve certain occupancy levels;

•	Our estimation of market strength; and

•	Our knowledge of any material environmental matters or issues relating to the landfill property.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of the note payable with a fixed interest rate of 5.46% and the line of credit with a variable interest rate of 30-day LIBOR plus 2.75% (2.98% at December 31, 2009.)

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$407	$429	$453	$479	$506	$20,404	$22,678
Line of credit	6,078	—	—	—	—	—	6,078

	$6,485	$429	$453	$479	$506	$20,404	$28,756

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $8,000, based upon the balances outstanding on variable rate instruments at December 31, 2009.

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

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 66, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2009, all such ownership reports were filed on a timely basis.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Glenborough Fund XV LLC 400 South El Camino Real, Suite 1100 San Mateo, CA 94402	7,388 Units	11.22%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	4 Units (direct)	*

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)	*

*	Less than 1 percent

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

During the year ended December 31, 2009, no distributions were made by the Partnership to the General Partner. During the year ended December 31, 2008, the Partnership distributed $232,000 to the General Partner pursuant to the Partnership Agreement. In both 2009 and 2008, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Fund XV LLC, which holds 11.22% of the Units. Other than fees to Glenborough LLC, in 2009 and 2008 and distributions to the General Partner in 2008, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal year ended December 31, 2009 and 2008.

Director Independence

The Partnership has no officers of directors. Information on Mr. Stephenson, one of the general partners of the Partnership and Director, President, Chief Executive Officer and Chief Financial Officer of the other general partner of the Partnership, is provided in the first paragraph of this Item 10. Mr. Stephenson is not “independent” within the meaning of relevant SEC and stock exchange definitions of the term.

The Partnership has no “parents” within the meaning of the Exchange Act and the SEC’s rules. See also Item 12 herein, “Security Ownership of Certain Beneficial Owners.”

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Partnership was billed $124,500 and $110,000 for audit services rendered by its current principal accountant during the fiscal years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current principal accountant during the fiscal years ended December 31, 2009 and 2008.

Tax Fees

The Partnership did not incur tax fees for services provided by its current principal accountant during the fiscal years ended December 31, 2009 and 2008.

All Other Fees

The Partnership did not incur any other fees for services provided by its current principal accountant during the fiscal years ended December 31, 2009 and 2008.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December  31, 2009 and 2008

Consolidated Statements of Operations for the years ended December  31, 2009, 2008 and 2007

Consolidated Statements of Partners’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December  31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2009 and Notes thereto

(3)	Exhibits:

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004), is incorporated herein by reference.

(10.5)	First Amendment to the Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.6)	Second Amendment to the Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.7)	Third Amendment to the Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (filed as Exhibit 10.9 to the Partnership’s annual report on Form 10-K for the year ended December 31, 2008), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership. *

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California Limited Partnership

	By:	Rancon Financial Corporation a California corporation its General Partner

Date: March 30, 2010	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: March 30, 2010	By:	/s/ DANIEL L. STEPHENSON
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2009.

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

March 30, 2010

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund IV, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Partnership adopted provisions related to calculations of earnings per unit for master limited partnerships and has retroactively adjusted its earnings per unit computations for the years ended December 31, 2008 and 2007.

/s/    PricewaterhouseCoopers LLP

San Francisco, CA

March 30, 2010

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except units outstanding)

	2009	2008
Assets
Investments in real estate:
Rental properties	$65,407	$52,575
Accumulated depreciation	(18,310)	(17,358)

Rental properties, net	47,097	35,217

Construction in progress and land held for development	—	11,388

Total investments in real estate	47,097	46,605

Cash and cash equivalents	1,916	3,039
Accounts receivable, net	4	88
Deferred costs, net of accumulated amortization of $1,419 and $1,665 as of December 31, 2009 and December 31, 2008, respectively	2,033	1,964
Prepaid expenses and other assets	1,295	1,363

Total assets	$52,345	$53,059

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,756	$28,642
Accounts payable and other liabilities	415	485
Tenant and building improvements payable	1,707	—
Prepaid rent	204	281

Total liabilities	31,082	29,408

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(843)	(819)
Limited partners, 65,819 limited partnership units outstanding as of December 31, 2009 and December 31, 2008	22,106	24,470

Total partners’ equity	21,263	23,651

Total liabilities and partners’ equity	$52,345	$53,059

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2009, 2008 and 2007

(in thousands, except per unit amounts and units outstanding)

	2009	2008	2007
Operating revenue
Rental revenue and other	$7,680	$8,490	$8,684
Tenant reimbursements	993	1,106	1,419

Total operating revenue	8,673	9,596	10,103

Operating expenses
Property operating expenses	4,240	3,689	3,789
Depreciation and amortization	4,224	3,030	2,908
Provision for impairment	—	268	—
General and administrative	890	977	956

Total operating expenses	9,354	7,964	7,653

Operating (loss) income	(681)	1,632	2,450

Interest and other income	3	26	24
Interest expense (including amortization of loan fees)	(1,710)	(1,609)	(1,004)

Net (loss) income	$(2,388)	$49	$1,470

Basic and diluted net (loss) income per limited partnership unit	$(35.92)	$(2.43)	$19.34

Weighted average number of limited partnership units outstanding	65,819	65,819	65,825

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statement of Partners’ Equity

For the years ended December 31, 2009, 2008 and 2007

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2006	$(537)	$27,025	$26,488
Redemption of limited partnership units	—	(17)	(17)
Net income	147	1,323	1,470
Distributions ($27.60 per limited partnership unit)	(202)	(1,816)	(2,018)

Balance (deficit) at December 31, 2007	(592)	26,515	25,923
Net income	5	44	49
Distributions ($31.74 per limited partnership unit)	(232)	(2,089)	(2,321)

Balance (deficit) at December 31, 2008	(819)	24,470	23,651
Net (loss)	(24)	(2,364)	(2,388)

Balance (deficit) at December 31, 2009	$(843)	$22,106	$21,263

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,388)	$49	$1,470
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,224	3,030	2,908
Amortization of loan fees, included in interest expense	290	102	87
Provision for impairment of real estate	—	268	—
Changes in certain assets and liabilities:
Accounts receivable	84	(29)	240
Deferred costs	(792)	(237)	(178)
Prepaid expenses and other assets	68	142	98
Accounts payable and other liabilities	(70)	124	52
Prepaid rent	(77)	76	94

Net cash provided by operating activities	1,339	3,525	4,771

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	—	5,075
Additions to real estate investments	(2,548)	(2,491)	(9,700)

Net cash used in investing activities	(2,548)	(2,491)	(4,625)

Cash flows from financing activities:
Draws on line of credit	1,499	8,424	2,600
Payments on line of credit	(1,000)	(5,445)	—
Note payable principal payments	(385)	(365)	(345)
Payment of deferred loan fees	(28)	(169)	(69)
Redemption of limited partnership units	—	—	(17)
Distributions to limited partners	—	(2,089)	(1,816)
Distributions to General Partner	—	(232)	(202)

Net cash provided by financing activities	86	124	151

Net (decrease) increase in cash and cash equivalents	(1,123)	1,158	297
Cash and cash equivalents at beginning of year	3,039	1,881	1,584

Cash and cash equivalents at end of year	$1,916	$3,039	$1,881

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0, $0 and $407 in 2009, 2008 and 2007 respectively)	$1,408	$1,489	$917

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$2,812	$749	$208

Write-off of fully amortized deferred costs	$997	$363	$224

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in tenant and building improvements payable	$1,707	$—	$981

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres (unaudited) known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2009, the Partnership has twelve properties which consisted of five office buildings and seven retail buildings.

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

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund IV Subsidiary LLC, a Delaware limited liability company (“RRF IV SUB”), which is wholly owned and consolidated by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by eight properties (as discussed in Note 5) which have been contributed to RRF IV SUB by the Partnership.

As of December 31, 2009, there were 65,819 Units outstanding.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in their absolute discretion that it is in the best interests of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations and improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2009 and 2008, the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2009, 2008 and 2007. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. There was no impairment of rental properties as of December 31, 2009.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement
Furniture and equipment	5 to 7 years

Construction in Progress and Land Held for Development

Construction in progress and land held for development are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. See Note 4 to the financial statements for discussion of impairment charge recorded for the year ended December 31, 2008.

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

Fair Value of Investments

The Partnership adopted policies related to the accounting for fair value measurements effective January 1, 2008. The guidance related to accounting for fair value measurements which defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation using unobservable inputs. This category generally includes long-term derivative contracts, real estate and unconsolidated joint ventures.

The Partnership adopted policies with respect to the fair value assets and liabilities on January 1, 2008. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of adoption.

Cash and Cash Equivalents

The Partnership considers money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan. Deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis during the current year. The Partnership develops a revised estimate of the amount recoverable from tenants based on updated expenses for the year and amounts to be recovered and records adjustments to income in the current year financial statement accounts. Any final changes in estimate based on lease-by-lease reconciliations and tenant negotiations and collection are recorded in the period those negotiations are settled.

Net (Loss) Income Per Limited Partnership Unit

Net (loss) income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net (loss) income.

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU for the years ended December 31, 2008 and 2007.

Net (loss) income per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2009		2008		2007
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Loss (Income) Allocation:
Distributed income	$—	$—	$232	$2,089	$202	$1,816
Allocation of excess	(24)	(2,364)	(23)	(2,249)	$(5)	$(543)
Net (loss) income	$(24)	$(2,364)	$209	$(160)	$197	$1,273
Weighted average number of limited partnership units outstanding during each year		65,819		65,819		65,825
Basic and diluted (loss) income per limited partnership unit		$(35.92)		$(2.43)		$19.34

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

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net (loss) income and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition. There was no material impact related to the Partnership’s adoption of accounting policies related to income tax uncertainties on January 1, 2007.

Concentration Risk

Three tenants (Inland Regional Center, University of Phoenix and The Art Institute of California) represented 42%, 42% and 41% in aggregate of rental revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Recently Issued Accounting Literature

In May 2009, the Financial Accounting Standards Board (the “FASB’) issued guidance related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Partnership’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of an entity’s financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Partnership adopted the Codification, which did not have any impact on the Partnership’s financial statements.

In October 2008, the FASB issued guidance related to determining the fair value of a financial asset when the market for that asset is not active. The implementation of this guidance did not have a material impact on the Partnership’s financial position, results of operations and cash flows.

In December 2007, the FASB issued guidance related to business combinations which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The adoption of this guidance by the Partnership did not have a material impact on its financial position, results of operations or cash flows, except that transaction costs will be expensed when and as incurred.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Land	$4,690	$4,471
Buildings	49,692	37,268
Building and tenant improvements	11,025	10,836

	65,407	52,575
Less: accumulated depreciation	(18,310)	(17,358)

Total rental properties, net	$47,097	$35,217

As of December 31, 2009, the Partnership’s rental properties included five office properties and seven retail properties.

During the year ended December 31, 2009, fully depreciated building and tenant improvements of $2,812,000 were removed from the balances of such accounts.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
14.7 acres of undeveloped land as of December 31, 2009 and December 31, 2008, plus a three-story multi-tenant 71,000 square-foot office building on approximately 1.6 acres of land with a cost basis of $219 as of December 31, 2008	$—	$11,388

During the third quarter of 2006, the Partnership began developing North River Place, a three-story multi-tenant 71,000 square-foot office building on an approximate 1.6 acre land parcel, plus completion of the balance of the 4.5 acre parking parcel. As a result, the land, pre-development costs and construction costs of North River Place were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008, and building improvements completed during the second and third quarters. The building was placed into service in January 2009.

As of December 31, 2009, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). During the fourth quarter of 2009 and 2008, the partnership conducted a comprehensive review of all real estate assets in accordance with the guidance related to impairment of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of the analysis performed during 2008, the Partnership concluded that this asset was impaired and accordingly the asset was written down to net realizable value and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Note 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,678	$23,063
Line of credit	6,078	5,579

Total note payable and line of credit	$28,756	$28,642

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

In the fourth quarter of 2008 the Partnership obtained a new line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The proceeds from the new line of credit were used to pay off the balance outstanding under the previous line of credit. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (2.98% at December 31, 2009). The line of credit had an original maturity date of December 19, 2009, with two one year extension options, the first of which was exercised so that the line now matures on December 19, 2010.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The annual maturities of the Partnership’s note payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$407
2011	429
2012	453
2013	479
2014	506
Thereafter	20,404

Total	$22,678

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement (the “Agreement”) with Glenborough Properties L.P. (“Glenborough”) through December 31, 2009. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC, was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. Effective March 1, 2009 the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015 or earlier, until the completion of sale of all real property assets of the Partnership. The Partnership engaged Glenborough LLC to perform services for the following fees:

	2009	2008	2007
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$228,000	$303,000	$303,000

(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	37,000	33,000	44,000

(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	258,000	300,000	300,000

(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	273,000	139,000	50,000

(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—	—

(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	100,000	54,000

(vi) a development fee equal to 5% of the hard costs of the development project which was inlcuded in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—	240,000

(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	73,000	68,000	53,000

(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	18,000	15,000	16,000

As of December 31, 2009, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,388 or 11.22% of the Units, all of which were purchased from unaffiliated third parties.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2009, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2020. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	$7,397
2011	7,037
2012	5,469
2013	4,641
2014	4,011
Thereafter	9,345

Total	$37,900

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 9. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation for the years ended December 31, 2009, 2008 and 2007 of the net income for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2009	2008	2007
Net (loss) income as reported in the accompanying consolidated financial statements	$(2,388)	$49	$1,470
Financial reporting depreciation in excess of tax reporting depreciation*	1,927	853	790
Provision for impairment not deducted for tax *	—	268	—
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	90	901	68

Net (loss) income for federal income tax purposes*	$(371)	$2,071	$2,328

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Partners’ equity as reported in the accompanying consolidated financial statements	$21,263	$23,651
Provision for impairment of investments in real estate	9,668	9,668
Syndication costs*	314	314
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction *
	9,315	7,298

Partners’ equity for federal income tax purposes*	$40,560	$40,931

*	Unaudited

Note 10. SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Partnership evaluated subsequent events occurring through March 30, 2010, the date these financial statements were issued, in accordance with the guidance relating to subsequent events and deemed that no disclosures were necessary.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 11. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
Operating Revenue
Rental revenue and other	$2,014	$1,951	$1,929	$1,786
Tenant reimbursements	306	291	292	104

Total operating revenue	2,320	2,242	2,221	1,890

Operating Expenses
Property operating	960	1,052	1,191	1,037
Depreciation and amortization	1,720	833	825	846
General and administrative	256	246	215	173

Total operating expenses	2,936	2,131	2,231	2,056

Operating (loss) income	(616)	111	(10)	(166)

Interest and other income	1	1	1	—
Interest expense	(437)	(436)	(429)	(408)

Net loss	$(1,052)	$(324)	$(438)	$(574)

Basic and diluted loss per limited partnership unit: *	$(15.82)	$(4.87)	$(6.59)	$(8.63)

Weighted average number of limited partnership units outstanding during each period	65,819	65,819	65,819	65,819

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to rounding

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

	Quarter Ended (unaudited)
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Operating Revenue
Rental revenue and other	$2,136	$2,165	$2,110	$2,079
Tenant reimbursements	384	338	300	84

Total operating revenue	2,520	2,503	2,410	2,163

Operating Expenses
Property operating	889	927	1,060	813
Depreciation and amortization	758	759	754	759
Provision for impairment of real estate	—	—	—	268
General and administrative	232	294	209	242

Total operating expenses	1,879	1,980	2,023	2,082

Operating income	641	523	387	81

Interest and other income	1	2	16	7
Interest expense	(380)	(380)	(412)	(437)

Net income (loss)	$262	$145	$(9)	$(349)

Basic and diluted income (loss) per limited partnership unit: *	$3.59	$0.59	$(0.12)	$(6.84)

Weighted average number of limited partnership units outstanding during each period	65,819	65,819	65,819	65,819

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to the different methodology used in allocating income and losses between the general partner and limited partners. The allocation is done based upon the annual net income or loss; however the calculation for each quarter is based upon that quarter’s income or loss. In addition changes in the number of outstanding partnership units and rounding will also affect the result.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2009
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Commercial Office -
One Vanderbilt	(c	)	$572	$—	$7,219	$—	$572	$7,219	$7,791	$3,654	Nov-85	11/6/84	3-40 yrs.
Carnegie Business Center I	(b	)	380	—	5,303	—	380	5,303	5,683	2,608	Jul-86	11/6/84	3-40 yrs.
Northcourt Plaza (formerly known as IRC)	—		608	—	9,635	—	946	9,297	10,243	2,603	Jan-96	6/26/87	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(1,678)	—	(196)	(1,482)	(1,678)	—
Vanderbilt Plaza	(b	)	511	—	14,892	—	511	14,892	15,403	4,212	Nov-03	11/6/84	40yrs.
North River Place			219	—	12,988	—	219	12,988	13,207	410	Oct-06	11/6/84	40yrs.

Commercial Retail -
Service Retail Center	(c	)	300	—	1,569	—	300	1,569	1,869	779	Jul-86	11/6/84	3-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail	(c	)	811	—	6,036	—	811	6,036	6,847	2,297	Feb-93	11/6/84	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)	—
TGI Friday’s	(c	)	181	1,624	79	—	181	1,703	1,884	572	N/A	2/28/97	40yrs.
Promo Retail II (formerly known as Circuit City)	(c	)	284	—	1,650	—	454	1,480	1,934	476	Jul-96	11/6/84	20-40yrs.
Mimi’s Café	(c	)	149	675	66	—	154	736	890	270	Jul-98	11/6/84	40yrs.
Palm Court Retail #1	(c	)	194	617	22	—	194	639	833	227	Jul-98	11/6/84	40yrs.
Palm Court Retail #2	(c	)	212	636	22	—	212	658	870	202	Jul-98	11/6/84	40yrs.

	28,756		4,421	3,552	57,434	—	4,690	60,717	65,407	18,310

Land held for development -
14.7 acres	—		2,750	—	4,871	—	7,407	214	7,621	—	N/A	11/6/84	N/A
Less: Provision for impairment of real estate	—		(2,750)	—	(4,871)	—	(7,407)	(214)	(7,621)	—

	—		—	—	—	—	—	—	—	—

	$28,756		$4,421	$3,552	$57,434	$—	$4,690	$60,717	$65,407	$18,310

(a)	The aggregate cost of land and buildings for federal income tax purposes is $80,567 (unaudited).
(b)	Carnegie Business Center I and Vanderbilt Plaza are collateral for the debt of line of credit in the amount of $6,078.
(c)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Promotional Retail II, Mimi Café, Palm Court Retail #1 and #2 are collateral for debt in the aggregate amount of $22,678.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Investments in real estate:
Balance at beginning of year	$63,963	$63,470	$54,787
Additions during year	4,256	1,510	8,891
Provision for impairment	—	(268)	—
Write-off of fully depreciated rental property	(2,813)	(749)	(208)

Balance at end of year	$65,407	$63,963	$63,470

Accumulated Depreciation:

Balance at beginning of year	$17,358	$15,493	$13,207
Additions charged to expense	3,765	2,614	2,494
Write-off of fully depreciated rental property	(2,813)	(749)	(208)

Balance at end of year	$18,310	$17,358	$15,493

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004), is incorporated herein by reference.

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (filed as Exhibit 10.9 to the Partnership’s annual report on Form 10-K for the year ended December 31, 2008), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.*

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.