Form 10-Q
period 2010-03-31
RANCON REALTY FUND IV
filed 2010-05-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Investments in real estate:
Rental properties	$65,556	$65,407
Accumulated depreciation	(19,050)	(18,310)

Rental properties, net	46,506	47,097

Cash and cash equivalents	1,494	1,916
Accounts receivable, net	119	4
Deferred costs, net of accumulated amortization of $1,548 and $1,419 as of March 31, 2010 and December 31, 2009, respectively	2,143	2,033
Prepaid expenses and other assets	1,658	1,295

Total assets	$51,920	$52,345

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,657	$28,756
Accounts payable and other liabilities	422	415
Tenant and building improvements payable	1,583	1,707
Prepaid rent	236	204

Total liabilities	30,898	31,082

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(845)	(843)
Limited partners, 65,819 limited partnership units outstanding as of March 31, 2010 and December 31, 2009	21,867	22,106

Total partners’ equity	21,022	21,263

Total liabilities and partners’ equity	$51,920	$52,345

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating revenue
Rental revenue and other	$1,959	$2,014
Tenant reimbursements	258	306

Total operating revenue	2,217	2,320

Operating expenses
Property operating expenses	1,003	960
Depreciation and amortization	852	1,720
General and administrative	234	256

Total operating expenses	2,089	2,936

Operating income (loss)	128	(616)

Interest and other income	—	1
Interest expense (including amortization of loan fees)	(369)	(437)

Net loss	$(241)	$(1,052)

Basic and diluted net loss per limited partnership unit	$(3.63)	$(15.82)

Weighted average number of limited partnership units outstanding	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2010

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2009	$(843)	$22,106	$21,263

Net loss	(2)	(239)	(241)

Balance (deficit) at March 31, 2010	$(845)	$21,867	$21,022

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(241)	$(1,052)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	852	1,720
Amortization of loan fees, included in interest expense	16	78
Changes in certain assets and liabilities:
Accounts receivable	(115)	70
Deferred costs	(238)	(153)
Prepaid expenses and other assets	(363)	(100)
Accounts payable and other liabilities	7	(128)
Prepaid rent	32	113

Net cash (used in) provided by operating activities	(50)	548

Cash flows from investing activities:
Additions to real estate investments	(273)	(115)

Net cash used in investing activities	(273)	(115)

Cash flows from financing activities:
Note payable principal payments	(99)	(95)
Payment of deferred loan fees	—	(3)

Net cash used in financing activities	(99)	(98)

Net (decrease) increase in cash and cash equivalents	(422)	335

Cash and cash equivalents at beginning of period	1,916	3,039

Cash and cash equivalents at end of period	$1,494	$3,374

Supplemental disclosure of cash flow information:
Cash paid for interest	$355	$359

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$—	$1,982

Write-off of fully amortized deferred costs	$—	$97

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

As of March 31, 2010, there were 65,819 Units (“Units”) outstanding.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2010 and December 31, 2009, and the consolidated results of operations of the Partnership and its subsidiaries for the three months ended March 31, 2010 and 2009 and cash flows of the Partnership for the three months ended March 31, 2010 and 2009. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2010 and December 31, 2009, and the related consolidated statements of operations for the three months ended March 31, 2010 and 2009, the consolidated statement of partners’ equity for the three months ended March 31, 2010 and the consolidated statement of cash flows for the three months ended March 31, 2010 and 2009.

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

The guidance related to accounting for fair value measurements defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2010		March 31, 2009
	General Partner	Limited Partners	General Partner	Limited Partners
Loss allocation:

Net loss	$(2)	$(239)	$(11)	$(1,041)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819

Basic and diluted loss per limited partnership unit		$(3.63)		$(15.82)

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

Concentration Risk

Two tenants (University of Phoenix and Art Institute of California) represented a combined 29% of rental revenue for the three months ended March 31, 2010. For the three months ended March 31, 2009 three tenants (Inland Counties Regional Center, University of Phoenix and Art Institute of California) represented a combined 45% of operating revenue. Inland Counties Regional Center Inc., the tenant who occupied all of Northcourt Plaza, vacated the building in September 2009, at the end of its lease.

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

Reference to 2009 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2009 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$4,690	$4,690
Buildings	49,692	49,692
Building and tenant improvements	11,174	11,025

	65,556	65,407
Less: accumulated depreciation	(19,050)	(18,310)

Total rental properties, net	$46,506	$47,097

As of March 31, 2010, the Partnership’s rental properties included five office properties and seven retail properties.

NOTE 4. LAND HELD FOR DEVELOPMENT

As of March 31, 2010, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). On an annual basis the partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to impairment of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Based on such analyses the Partnership concluded that this asset was impaired and accordingly the asset was written down to net realizable value of zero, in 2008.

NOTE 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,579	$22,678
Line of credit	6,078	6,078

Total note payable and line of credit	$28,657	$28,756

The note payable is collateralized by Promotional Retail #2, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The line of credit is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (3.00% at March 31, 2010). The line of credit had an original maturity date of December 19, 2009, with two one year extension options, the first of which was exercised so that the line now matures on December 19, 2010. As of March 31, 2010, $6,078,000 was outstanding under the line of credit.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of March 31, 2010, are as follows (in thousands).

2010	$308
2011	429
2012	453
2013	479
2014	506
Thereafter	20,404

Total	$22,579

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement (the “Agreement”) with Glenborough Properties L.P. (“Glenborough”) through December 31, 2009. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC, was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. Effective March 1, 2009 the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015, or if earlier, until the completion of sale of all real property assets of the Partnership. The Partnership engaged Glenborough LLC to perform services for the following fees:

	Three Months Ended
	March 31, 2010	March 31, 2009

(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$48,000	$69,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	9,000	17,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	62,000	71,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	18,000	49,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	20,000	18,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	6,000	4,000

As of March 31, 2010, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,388 or 11.22% of the Units, all of which were purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2010, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2009 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2010, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

Property	Type	Square Footage
One Vanderbilt	Four-story office building	73,729
Carnegie Business Center I	Two office buildings	62,538
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Northcourt Plaza	Two-story office building	77,589
(formerly known as Inland Regional Center)
TGI Friday’s	Restaurant	9,956
Promotional Retail Center #2	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,053
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,707
North River Place
(began operations January 2009)	Three-story office building	71,157

		554,764

As of March 31, 2010, the weighted average occupancy of the twelve properties was 68%.

Promotional Retail Center #2 (formerly known as Circuit City) is currently unoccupied. The former tenant, Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center #2, filed for bankruptcy in November 2008 and vacated the building in March 2009. Northcourt Plaza, which was unoccupied as a result of Inland Regional Center vacating the building at the end of its lease in September 2009, is now 46% occupied due to two new leases signed with a tenant during the first quarter of 2010. North River Place, which was placed into service in January 2009, is 44% occupied as of March 31, 2010. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of March 31, 2010, we owned approximately 14.7 acres of unimproved land.

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

The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for impairment, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where the book value exceeds the estimated fair value. As a result of the analyses performed in 2008 the Partnership concluded that this asset was impaired and accordingly, in 2008, the asset was written down to fair value and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009.

Revenue

Rental revenue and other decreased $55,000, or 3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to the impact in 2010 of the vacancy at Promotional Retail #2 and lower occupancy at Northcourt Plaza, which contributed $118,000 and $210,000 respectively, to the variance. Circuit City vacated Promotional Retail #2 in March 2009 and the building remains entirely vacant. Occupancy at Northcourt Plaza declined from 100% during the first quarter of 2009 to 46% in the first quarter of 2010. This decline is the result of the single tenant, Inland Regional Center, vacating the building at the end of its lease in September 2009. Two new leases were executed during the first quarter of 2010 such that nearly half of the building is now occupied. These decreases were partially offset by $216,000 of revenue received in the first quarter of 2010 from North River Place, which was unoccupied during the first half of 2009, and $51,000 increased revenue at One Vanderbilt, due to an increase in occupancy from 74% to 86%.

Tenant reimbursements decreased $48,000, or 16%, the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to the vacancy at Northcourt Plaza in the first quarter of 2010.

Expenses

Property operating expenses increased $43,000, or 4%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This increase was due to higher property operating costs associated with North River Place and higher property taxes, primarily at Carnegie Business Center I. North River Place’s operating expenses were higher since nearly half of the space is now occupied whereas in the first quarter of 2009 it was unoccupied. Property taxes increased at Carnegie Business Center I due to the property being reassessed by the County as a result of a deemed change of ownership. This occurred due to the creation of a new entity for financing purposes, to meet lender requirements, for the line of credit, which was obtained in December 2008.

Depreciation and amortization decreased $868,000, or 50%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease was primarily due to the fact that the first quarter of 2009 included expenses associated with fully amortizing the remaining unamortized tenant improvements and leasing commissions of $880,000, related to the early termination of the Circuit City lease in the first quarter of 2009.

General and administrative expenses decreased by $22,000, or 9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease is due to lower tax and license fee payments of $37,000, partially offset by higher investor services expenses of $17,000.

Non-operating income / expenses

Interest expense decreased $68,000, or 16%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to higher amortization of loan fees during the first quarter of 2009, associated with the new line of credit, obtained in December 2008.

Liquidity and Capital Resources

As of March 31, 2010, we have cash and cash equivalents of $1,494,000.

As of March 31, 2010, our primary liability is a note payable of approximately $22,579,000, collateralized by properties with an aggregate net carrying value of approximately $13,901,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center #2 (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (3.00% at March 31, 2010). The line of credit had an original maturity date of December 19, 2009, with two one-year extension options, the first of which was exercised such that the line now matures December 19, 2010. As of March 31, 2010,

$6,078,000 was outstanding under the line of credit. In order to extend the line of credit the Partnership must be in compliance with the covenants concerning loan constant (prescribed ratio of property results of operations to total availability on the line), minimum net worth, debt to total assets and loan to value ratio, as well as comply with notification requirements and pay an extension fee. The line of credit agreement contains a maximum availability covenant. The Partnership was in compliance with all covenants as at March 31, 2010.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2010, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the three months ended March 31, 2010, cash used in operating activities was $50,000, as compared to cash provided by operating activities of $548,000 for the same period in 2009. The change was due to changes in cash flows related to certain assets and liabilities. For the three months ended March 31, 2010, cash used in investing activities was $273,000, as compared to cash used in investing activities of $115,000 for the same period in 2009. The change was due to higher capital expenditures in the first quarter of 2010 compared to the first quarter of 2009, primarily due to building improvements at Northcourt Plaza. For the three months ended March 31, 2010, cash used in financing activities was $99,000, as compared to cash used in financing activities of $98,000 for the same period in 2009, primarily related to principal payments on the note payable.

Our expectation is that cash and cash equivalents as of March 31, 2010, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of March 31, 2010, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$308	$882	$985	$20,404	$22,579
Interest on indebtedness	919	2,387	2,285	1,101	6,692
Line of credit	6,078	—	—	—	6,078

Total	$7,305	$3,269	$3,270	$21,505	$35,349

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2010 and variable interest rate of 3.00% as of March 31, 2010.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$308	$429	$453	$479	$506	$20,404	$22,579
Line of credit	$6,078	$—	$—	$—	$—	$—	$6,078

As of March 31, 2010, we had cash and cash equivalents of $1,494,000.

Item 4.	Controls and Procedures

See items 4T.

Item 4T.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

		By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	May 14, 2010	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date:	May 14, 2010	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.