Form 10-Q
period 2010-06-30
RANCON REALTY FUND IV
filed 2010-08-13
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Investments in real estate:
Rental properties	$65,711	$65,407
Accumulated depreciation	(19,838)	(18,310)

Rental properties, net	45,873	47,097

Cash and cash equivalents	1,991	1,916
Accounts receivable, net	19	4
Deferred costs, net of accumulated amortization of $1,676 and $1,419 as of June 30, 2010 and December 31, 2009, respectively	2,042	2,033
Prepaid expenses and other assets	1,476	1,295

Total assets	$51,401	$52,345

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,556	$28,756
Accounts payable and other liabilities	295	415
Tenant and building improvements payable	1,637	1,707
Prepaid rent	198	204

Total liabilities	30,686	31,082

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(848)	(843)
Limited partners, 65,819 limited partnership units outstanding as of June 30, 2010 and December 31, 2009	21,563	22,106

Total partners’ equity	20,715	21,263

Total liabilities and partners’ equity	$51,401	$52,345

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenue
Rental revenue and other	$1,938	$1,951	$3,897	$3,965
Tenant reimbursements	248	291	506	597

Total operating revenue	2,186	2,242	4,403	4,562

Operating expenses
Property operating expenses	1,004	1,052	2,007	2,013
Depreciation and amortization	931	833	1,783	2,554
General and administrative	193	246	427	500

Total operating expenses	2,128	2,131	4,217	5,067

Operating income (loss)	58	111	186	(505)

Interest and other income	1	1	1	2
Interest expense (including amortization of loan fees)	(366)	(436)	(735)	(873)

Net loss	$(307)	$(324)	$(548)	$(1,376)

Basic and diluted net loss per limited partnership unit	$(4.62)	$(4.87)	$(8.25)	$(20.70)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2010

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2009	$(843)	$22,106	$21,263
Net loss	(5)	(543)	(548)

Balance (deficit) at June 30, 2010	$(848)	$21,563	$20,715

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(548)	$(1,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,783	2,554
Amortization of loan fees, included in interest expense	26	156
Changes in certain assets and liabilities:
Accounts receivable	(15)	24
Deferred costs	(266)	(168)
Prepaid expenses and other assets	(181)	279
Accounts payable and other liabilities	(120)	(217)
Prepaid rent	(6)	41

Net cash provided by operating activities	673	1,293

Cash flows from investing activities:
Additions to real estate investments	(398)	(555)

Net cash used in investing activities	(398)	(555)

Cash flows from financing activities:
Note payable principal payments	(200)	(190)
Payment of deferred loan fees	—	(3)

Net cash used in financing activities	(200)	(193)

Net increase in cash and cash equivalents	75	545

Cash and cash equivalents at beginning of period	1,916	3,039

Cash and cash equivalents at end of period	$1,991	$3,584

Supplemental disclosure of cash flow information:
Cash paid for interest	$710	$717

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$24	$1,983

Write-off of fully amortized deferred costs	$—	$97

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

As of June 30, 2010, there were 65,819 Units (“Units”) outstanding.

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

Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event, shall the General Partner be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unit holder’s original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 12% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the General Partner into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the General Partner. In no event shall the General Partner be allocated less than 1% of the net income other than net income from operations for any period.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2010 and December 31, 2009, and the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2010 and 2009 and cash flows of the Partnership for the six months ended June 30, 2010 and 2009. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2010 and December 31, 2009, and the related consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, the consolidated statement of partners’ equity for the six months ended June 30, 2010 and the consolidated statement of cash flows for the six months ended June 30, 2010 and 2009.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Net loss per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the six months ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Loss allocation:
Net loss	$(3)	$(304)	$(3)	$(321)	$(5)	$(543)	$(14)	$(1,362)
Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819
Basic and diluted loss per limited partnership unit		$(4.62)		$(4.87)		$(8.25)		$(20.70)

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

Concentration Risk

Two tenants (Art Institute of California and University of Phoenix) represented a combined 38% of rental revenue for the six months ended June 30, 2010. For the six months ended June 30, 2009 three tenants (Inland Counties Regional Center, University of Phoenix and Art Institute of California) represented a combined 49% of rental revenue. Inland Counties Regional Center Inc., the tenant who occupied all of Northcourt Plaza, vacated the building in September 2009, at the end of its lease.

Recently Issued Accounting Literature

In June 2009, the Financial Accounting Standards Board (“the FASB”) issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of an entity’s financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Partnership adopted the Codification, which did not have any impact on the Partnership’s financial statements.

In May 2009, the FASB issued guidance related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Partnership’s financial statements.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$4,690	$4,690
Buildings	49,719	49,692
Building and tenant improvements	11,302	11,025

	65,711	65,407
Less: accumulated depreciation	(19,838)	(18,310)

Total rental properties, net	$45,873	$47,097

As of June 30, 2010, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Management’s Discussion & Analysis of Financial Condition and Results of Operations).

NOTE 4. LAND HELD FOR DEVELOPMENT

As of June 30, 2010, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). On an annual basis the partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to impairment of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Based on such analyses the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value of zero, in 2008.

NOTE 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,478	$22,678
Line of credit	6,078	6,078

Total note payable and line of credit	$28,556	$28,756

The note payable is collateralized by Promotional Retail #2, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The line of credit is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (3.10% at June 30, 2010). The line of credit had an original maturity date of December 19, 2009, with two one-year extension options, the first of which was exercised so that the line now matures on December 19, 2010. As of June 30, 2010, $6,078,000 was outstanding under the line of credit.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of June 30, 2010, are as follows (in thousands).

2010	$207
2011	429
2012	453
2013	479
2014	506
Thereafter	20,404

Total	$22,478

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

	Six Months Ended
	June 30, 2010	June 30, 2009
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$100,000	$121,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	27,000	22,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	125,000	133,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	46,000	63,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	40,000	37,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	13,000	9,000

As of June 30, 2010, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units, all of which were purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2010, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

NOTE 8. SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Partnership evaluated subsequent events occurring through August 13, 2010, the date these financial statements were issued, in accordance with the guidance related to disclosures of subsequent events.

Financing Activity

On July 20, 2010 a further draw on the line of credit of $1,500,000 was made in order to fund tenant improvements at Northcourt Plaza, bringing the total amount outstanding under the line of credit to $7,578,000.

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

Overview

Tri-City Properties

As of June 30, 2010, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

Property	Type	Square Footage
One Vanderbilt	Four-story office building	73,730
Carnegie Business Center I	Two office buildings	62,538
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Northcourt Plaza (formerly known as Inland Regional Center)	Two-story office building	77,589
TGI Friday’s	Restaurant	9,956
Promotional Retail Center #2	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,053
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,707
North River Place (began operations January 2009)	Three-story office building	71,157

		554,765

As of June 30, 2010, the weighted average occupancy of the twelve properties was 68%.

Promotional Retail Center #2 (formerly known as Circuit City) is currently unoccupied. The former tenant, Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center #2, filed for bankruptcy in November 2008 and vacated the building in March 2009. Northcourt Plaza, which was unoccupied as a result of Inland Regional Center vacating the building at the end of its lease in September 2009, is now 46% occupied due to two new leases signed with a tenant during the first quarter of 2010. North River Place, which was placed into service in January 2009, is 44% occupied as of June 30, 2010. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of June 30, 2010, we owned approximately 14.7 acres of unimproved land.

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

Results of Operations

Comparison of the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009.

Revenue

Rental revenue and other decreased $13,000, or 1% and $68,000 or 2%, for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. While the overall changes were relatively small there were a number of significant changes which combined to produce these variances. Occupancy at Northcourt Plaza declined from 100% during the first quarter of 2009 to 46% in the first and second quarters of 2010. This decline is the result of the single tenant, Inland Regional Center, vacating the building at the end of its lease in September 2009. Lower occupancy at Northcourt Plaza reduced rental revenues by $124,000 and $334,000 for the three and six month periods, respectively. In addition the vacancy at Promotional Retail #2 reduced rental revenues by $42,000 and $160,000 for the three and six month periods respectively. Circuit City vacated Promotional Retail #2 in March 2009 and the building remains entirely vacant. A number of smaller declines in occupancy and lower rental rates across several properties further contributed to the decrease. These decreases were partially offset by $193,000 and $409,000 of revenue received in the three and six month periods of 2010, respectively from North River Place, which was unoccupied during the first half of 2009, but leased to 44% in 2010, and $53,000 and $104,000 increased revenue at One Vanderbilt, due to an increase in occupancy.

Tenant reimbursements decreased $43,000, or 15%, and $91,000 or 15% for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. This was primarily due to the vacancy at Northcourt Plaza in the first half of 2010.

Expenses

Property operating expenses decreased $48,000, or 5%, and $6,000 or less than 1% for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, respectively. The decrease for the three month period was due to lower operating expenses at Northcourt Plaza, and Promotional Retail Center #2 as a result of the occupancy declines in those properties. These decreases were partially offset by higher operating costs associated with North River Place, since nearly half of the space is now occupied whereas in the first quarter of 2009 it was unoccupied.

Depreciation and amortization increased $98,000, or 12%, and decreased $771,000 or 30% for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, respectively. The increase for the three month period was due to depreciation related to tenant improvements at North River Place and Northcourt Plaza. The decrease for the six month period was primarily due to the fact that the first quarter of 2009 included expenses associated with fully amortizing the remaining unamortized tenant improvements and leasing commissions of $880,000, related to the early termination of the Circuit City lease in the first quarter of 2009.

General and administrative expenses decreased by $53,000, or 22%, and $73,000 or 15% for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, respectively. The decrease for the three month period is due to lower audit fees and investor relations expenses of $32,000 and $16,000 respectively. The decrease for the six month period is due to lower tax and license fee payments, audit fees and asset management fees of $40,000, $26,000 and $8,000, respectively. The lower audit fees are related to the decision by the SEC to permanently exempt smaller companies from Sarbanes Oxley external auditor testing requirements.

Non-operating income / expenses

Interest expense decreased $70,000, or 16%, and $138,000 or 16% for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, respectively, due to higher amortization of loan fees during the first and second quarters of 2009, associated with the new line of credit, which was obtained in December 2008.

Liquidity and Capital Resources

As of June 30, 2010, we have cash and cash equivalents of $1,991,000.

As of June 30, 2010, our primary liability is a note payable of approximately $22,478,000, collateralized by properties with an aggregate net carrying value of approximately $13,732,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center #2 (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (3.10% at June 30, 2010). The line of credit had an original maturity date of December 19, 2009, with two one-year extension options, the first of which was exercised such that the line now matures December 19, 2010. As of June 30, 2010, $6,078,000 was outstanding under the line of credit. In order to extend the line of credit the Partnership must be in compliance with the covenants concerning loan constant (prescribed ratio of property results of operations to total availability on the line), minimum net worth, debt to total assets and loan to value ratio, as well as comply with notification requirements and pay an extension fee. The line of credit agreement contains a maximum availability covenant. The Partnership was in compliance with all covenants as of June 30, 2010. Subsequent to the end of the reporting period a further draw on the line of credit of $1,500,000 was made in order to fund tenant improvements at Northcourt Plaza, bringing the total amount outstanding under the line of credit to $7,578,000.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2010, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the six months ended June 30, 2010, cash provided by operating activities was $673,000, as compared to $1,293,000 for the same period in 2009. The change was due to changes in cash flows related to certain assets and liabilities, primarily prepaid expenses and other assets. For the six months ended June 30, 2010, cash used in investing activities was $398,000, as compared to cash used in investing activities of $555,000 for the same period in 2009. The change was due to lower capital expenditures in the first half of 2010 compared to the first half of 2009, primarily due to higher building improvements at North River Place during 2009. For the six months ended June 30, 2010, cash used in financing activities was $200,000, as compared to cash used in financing activities of $193,000 for the same period in 2009, primarily related to principal payments on the note payable.

Our expectation is that cash and cash equivalents as of June 30, 2010, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of June 30, 2010, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$207	$882	$985	$20,404	$22,478
Interest on indebtedness	611	2,387	2,285	1,101	6,384
Line of credit	6,078	—	—	—	6,078

Total	$6,896	$3,269	$3,270	$21,505	$34,940

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2010 and variable interest rate of 3.10% as of June 30, 2010.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$207	$429	$453	$479	$506	$20,404	$22,478
Line of credit	$6,078	$—	$—	$—	$—	$—	$6,078

As of June 30, 2010, we had cash and cash equivalents of $1,991,000.

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 13, 2010	By:	/S/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: August 13, 2010	By:	/S/ DANIEL L. STEPHENSON
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