Form 10-Q
period 2010-09-30
RANCON REALTY FUND IV
filed 2010-11-15
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Investments in real estate:
Rental properties	$65,135	$65,407
Accumulated depreciation	(19,812)	(18,310)

Rental properties, net	45,323	47,097

Cash and cash equivalents	2,078	1,916
Accounts receivable, net	173	4
Deferred costs, net of accumulated amortization of $1,608 and $1,419 as of September 30, 2010 and December 31, 2009, respectively	1,956	2,033
Prepaid expenses and other assets	1,654	1,295

Total assets	$51,184	$52,345

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,954	$28,756
Accounts payable and other liabilities	593	415
Tenant and building improvements payable	—	1,707
Prepaid rent	148	204

Total liabilities	30,695	31,082

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(851)	(843)
Limited partners, 65,819 limited partnership units outstanding as of September 30, 2010 and December 31, 2009	21,340	22,106

Total partners’ equity	20,489	21,263

Total liabilities and partners’ equity	$51,184	$52,345

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenue
Rental revenue and other	$2,114	$1,929	$6,011	$5,894
Tenant reimbursements	305	292	811	889

Total operating revenue	2,419	2,221	6,822	6,783

Operating expenses
Property operating expenses	1,191	1,191	3,198	3,204
Depreciation and amortization	878	825	2,661	3,379
General and administrative	192	215	619	716

Total operating expenses	2,261	2,231	6,478	7,299

Operating income (loss)	158	(10)	344	(516)

Interest and other income	—	1	1	3
Interest expense (including amortization of loan fees)	(385)	(429)	(1,119)	(1,301)

Net loss	$(227)	$(438)	$(774)	$(1,814)

Basic and diluted net loss per limited partnership unit	$(3.42)	$(6.59)	$(11.64)	$(27.29)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2010

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2009	$(843)	$22,106	$21,263

Net loss	(8)	(766)	(774)

Balance (deficit) at September 30, 2010	$(851)	$21,340	$20,489

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(774)	$(1,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,661	3,379
Amortization of loan fees, included in interest expense	46	234
Changes in certain assets and liabilities:
Accounts receivable	(169)	77
Deferred costs	(319)	(289)
Prepaid expenses and other assets	(359)	51
Accounts payable and other liabilities	178	39
Prepaid rent	(56)	31

Net cash provided by operating activities	1,208	1,708

Cash flows from investing activities:
Additions to real estate investments	(2,244)	(1,412)

Net cash used in investing activities	(2,244)	(1,412)

Cash flows from financing activities:
Note payable principal payments	(302)	(287)
Draws on line of credit	1,500	—
Repayments on line of credit	—	(1,000)
Payment of deferred loan fees	—	(3)

Net cash provided by (used in) financing activities	1,198	(1,290)

Net increase (decrease) in cash and cash equivalents	162	(994)

Cash and cash equivalents at beginning of period	1,916	3,039

Cash and cash equivalents at end of period	$2,078	$2,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,070	$1,067

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$809	$2,465

Write-off of fully amortized deferred costs	$207	$685

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

As of September 30, 2010, there were 65,819 Units (“Units”) outstanding.

The Partnership commenced on April 3, 1984 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership Agreement.

Allocation of Net Income and Net Loss

Allocation of net income and net loss is made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the General Partner. Net losses from operations are allocated 99% to the limited partners and 1% to the General Partner; however, if the limited partners or the General Partner would have, as a result of an allocation of cumulative net losses, a deficit balance in their capital accounts, then net losses shall not be allocated to the limited partners or General Partner, as the case may be, so as to create a capital account deficit, but such losses shall be allocated to the limited partners or General Partner with positive capital account balances until the positive capital account balances of such other partners are reduced to zero. However, if deficits are the result of cumulative distributions in excess of earnings, losses will continue to be allocated to the General Partner. Capital accounts shall be determined after taking into account all other allocations and distributions for the fiscal year.

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

The terms of the Partnership Agreement call for the General Partner to restore any deficit that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners, provided that in no event shall the General Partner be obligated to contribute more than the lesser of (i) the negative balance in its capital account, or (ii) 1.01 percent of the capital contributions made to the Partnership by the limited partners for their Units.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2010 and December 31, 2009, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2010 and 2009 and cash flows of the Partnership for the nine months ended September 30, 2010 and 2009. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2010 and December 31, 2009, and the related consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, the consolidated statement of partners’ equity for the nine months ended September 30, 2010 and the consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Net loss per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended						For the nine months ended
	September 30, 2010			September 30, 2009			September 30, 2010			September 30, 2009
Loss allocation:	General Partner		Limited Partners	General Partner		Limited Partners	General Partner		Limited Partners	General Partner		Limited Partners
Net loss		$(2)	$(225)		$(4)	$(434)		$(8)	$(766)		$(18)	$(1,796)
Weighted average number of limited partnership units outstanding during each period			65,819			65,819			65,819			65,819
Basic and diluted loss per limited partnership unit			$(3.42)			$(6.59)			$(11.64)			$(27.29)

The calculation of net (loss) income per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation (subject to the limitation referred to under Note 1 (“Organization – Allocation of Net Income and Net Loss”) above. The calculation of net (loss) income per Unit does not assume a liquidation in the periods presented and therefore the net (loss) income per limited partner Unit may be less than what would be realized in a liquidation due to the requirement for the General Partner to restore its capital account deficit.

Partners’ Equity

The only significant activity affecting partners’ equity for the nine months ending September 30, 2009 was the net loss as there were no contributions or distributions.

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

Concentration Risk

Two tenants (Art Institute of California and University of Phoenix) represented a combined 38% of rental revenue for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, three tenants (Inland Counties Regional Center, University of Phoenix and Art Institute of California) represented a combined 45% of rental revenue. Inland Counties Regional Center Inc., the tenant who occupied all of Northcourt Plaza, vacated the building in September 2009, at the end of its lease.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Land	$4,690	$4,690
Buildings	49,707	49,692
Building and tenant improvements	10,738	11,025

	65,135	65,407
Less: accumulated depreciation	(19,812)	(18,310)

Total rental properties, net	$45,323	$47,097

As of September 30, 2010, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

NOTE 4. LAND HELD FOR DEVELOPMENT

As of September 30, 2010, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). On an annual basis the Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to impairment of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Based on such analyses the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value of zero, in 2008.

NOTE 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,376	$22,678
Line of credit	7,578	6,078

Total note payable and line of credit	$29,954	$28,756

The note payable is collateralized by Promotional Retail #2, Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The line of credit is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (3.01% at September 30, 2010). The line of credit had an original maturity date of December 19, 2009, with two one-year extension options, the first of which was exercised so that the line now matures on December 19, 2010. As of September 30, 2010, $7,578,000 was outstanding under the line of credit and management is in discussions with the lender regarding either refinancing the line of credit to include additional term and increased availability or exercising the option to extend the line for another year.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of September 30, 2010, are as follows (in thousands).

2010	$105
2011	429
2012	453
2013	479
2014	506
Thereafter	20,404

Total	$22,376

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

	Nine Months Ended
	September 30, 2010	September 30, 2009
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$156,000	$180,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	47,000	22,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	196,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	76,000	90,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	62,000	55,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	19,000	13,000

As of September 30, 2010, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units, all of which were purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2010, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of September 30, 2010, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

Property	Type	Square Footage
One Vanderbilt	Four-story office building	73,730
Carnegie Business Center I	Two office buildings	62,538
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Northcourt Plaza	Two-story office building	77,589
TGI Friday’s	Restaurant	9,956
Promotional Retail Center #2	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail #1	Retail building	5,053
Palm Court Retail #2	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,707
North River Place	Three-story office building	71,157

		554,765

As of September 30, 2010, the weighted average occupancy of the twelve properties was 71%.

Promotional Retail Center #2 (formerly known as Circuit City) is currently unoccupied. The former tenant, Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center #2, filed for bankruptcy in November 2008 and vacated the building in March 2009. Northcourt Plaza (formerly known as Inland Regional Center), which was unoccupied as a result of Inland Regional Center vacating the building at the end of its lease in September 2009, is now 49% occupied due to two new leases signed with a tenant during the first quarter of 2010. North River Place, which was placed into service in January 2009, is 44% occupied as of September 30, 2010. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of September 30, 2010, we owned approximately 14.7 acres of unimproved land.

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

The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for impairment, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where the book value exceeds the estimated fair value. As a result of the analyses performed in 2008 the Partnership concluded that this asset was impaired and accordingly, in 2008, the asset was written down to fair value of zero and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Results of Operations

Comparison of the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009.

Revenue

Rental revenue and other increased $185,000, or 10% and $117,000 or 2%, for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. The primary reason is due to higher revenues at North River Place by $122,000 and $531,000 for the three and nine month periods, respectively. North River Place was 44% occupied throughout the first three quarters of 2010, whereas in 2009 it was unoccupied during the first half of the year, rising to 23% by the end of the third quarter. In addition revenues at One Vanderbilt increased by $63,000 and $167,000 compared to prior year for the three and nine month periods respectively, due to an increase in occupancy. Revenue also includes $111,000 for both the three and nine month periods ended September 30, 2010, related to the sale of the Partnership’s bankruptcy claim against Circuit City to a third party. Offsetting these increases was lower revenue from Northcourt Plaza where occupancy was approximately 46% for the first three quarters of 2010, compared to 100% for the first three quarters of 2009. This decline is the result of the single tenant, Inland Regional Center, vacating the building at the end of its lease in September 2009. Lower occupancy at Northcourt Plaza reduced rental revenues by $139,000 and $474,000 for the three and nine month periods, respectively. The remaining difference is due to a reduction in the rental rate at Palm Court Retail I, which reduced revenues by $19,000 and $60,000 for the three and nine month periods, respectively, combined with a number of smaller declines in occupancy and lower rental rates across several properties.

Tenant reimbursements increased $13,000, or 4%, and decreased $78,000 or 9% for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. The decrease for the nine month period was primarily due to the vacancy at Northcourt Plaza for the first three quarters of 2010, partially offset by higher reimbursements at One Vanderbilt due to higher occupancy.

Expenses

Property operating expenses were unchanged and decreased $6,000 or less than 1% for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, respectively. Higher property operating expenses at North River Place and One Vanderbilt, arising from higher occupancy, were offset by lower property operating expenses at Northcourt Plaza due to lower occupancy.

Depreciation and amortization increased $53,000, or 6%, and decreased $718,000 or 21% for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, respectively. The increase for the three month period was due to depreciation related to tenant improvements at North River Place and Northcourt Plaza. The decrease for the nine month period was primarily due to the fact that 2009 included expenses associated with fully amortizing the remaining unamortized tenant improvements and leasing commissions of $880,000, related to the early termination of the Circuit City lease in the first quarter of 2009.

General and administrative expenses decreased by $23,000, or 11%, and $97,000 or 14% for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, respectively. The decrease for the three month period was due to lower audit and legal fees of $11,000 and $28,000 respectively. The decrease for the nine month period was due to lower tax and license fee payments, audit fees and legal fees, of $39,000, $37,000 and $31,000, respectively. Tax and license fee payments and legal fees are below 2009 due to 2009 including certain one time fees, not incurred in 2010. The lower audit fees are related to the decision by the SEC to exempt smaller companies from Sarbanes Oxley external auditor testing requirements, now made permanent by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Non-operating income / expenses

Interest expense decreased $44,000, or 10%, and $182,000 or 14% for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, respectively, due to higher amortization of loan fees during the first three quarters of 2009, associated with the new line of credit, which was obtained in December 2008.

Liquidity and Capital Resources

As of September 30, 2010, we have cash and cash equivalents of $2,078,000.

As of September 30, 2010, our primary liability is a note payable of approximately $22,376,000, collateralized by properties with an aggregate net carrying value of approximately $13,621,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center #2 (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail #1 and #2, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (3.01% at September 30, 2010). The line of credit had an original maturity date of December 19, 2009, with two one-year extension options, the first of which was exercised such that the line now matures December 19, 2010. As of September 30, 2010, $7,578,000 was outstanding under the line of credit and management is in discussions with the lender regarding either refinancing the line of credit to include additional term and increased availability or exercising the option to extend the line for another year. In order to extend the line of credit the Partnership must be in compliance with the conditions precedent concerning loan constant (prescribed ratio of property results of operations to total availability on the line), minimum net worth, debt to total assets and loan to value ratio, as well as comply with notification requirements and pay an extension fee. The line of credit agreement contains a maximum availability covenant. The Partnership was in compliance with this covenant as of September 30, 2010.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2010, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the nine months ended September 30, 2010, cash provided by operating activities was $1,208,000, as compared to $1,708,000 for the same period in 2009. The change was due to changes in cash flows related to certain assets and liabilities, primarily prepaid expenses and other assets. For the nine months ended September 30, 2010, cash used in investing activities was $2,244,000, as compared to cash used in investing activities of $1,412,000 for the same period in 2009. The change was due to higher capital expenditures during the first three quarters of 2010 compared to the same period in 2009, primarily due to tenant improvements at Northcourt Plaza during 2010. For the nine months ended September 30, 2010, cash provided by financing activities was $1,198,000, as compared to cash used in financing activities of $1,290,000 for the same period in 2009, primarily due to activity on the line of credit. In 2010 a draw of $1,500,000 was made in the third quarter, whereas in 2009 a repayment of $1,000,000 was made in the third quarter.

Our expectation is that cash and cash equivalents as of September 30, 2010, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of September 30, 2010, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$105	$882	$985	$20,404	$22,376
Interest on indebtedness	305	2,387	2,285	1,101	6,078
Line of credit	7,578	—	—	—	7,578

Total	$7,988	$3,269	$3,270	$21,505	$36,032

The line of credit had an original maturity date of December 19, 2009, with two one-year extension options, the first of which was exercised such that the line now matures December 19, 2010. Management is in discussions with the lender regarding either refinancing the line of credit to include additional term and increased availability or exercising the option to extend the line for another year.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2010 and variable interest rate of 3.01% as of September 30, 2010.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$105	$429	$453	$479	$506	$20,404	$22,376
Line of credit	$7,578	$—	$—	$—	$—	$—	$7,578

The line of credit had an original maturity date of December 19, 2009, with two one-year extension options, the first of which was exercised such that the line now matures December 19, 2010.

As of September 30, 2010, we had cash and cash equivalents of $2,078,000.

Item 4.	Controls and Procedures

See items 4T.

Item 4T.	Controls and Procedures

The principal executive officer and principal financial officer of the General Partner have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15e under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive officer and principal financial officer of the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 15, 2010	By:	/S/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: November 15, 2010	By:	/S/ DANIEL L. STEPHENSON
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