Form 10-K
period 2010-12-31
RANCON REALTY FUND IV
filed 2011-03-29
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2010

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

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to third parties by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned by either the Partnership or Fund V. As of December 31, 2010, the Partnership has twelve properties consisting of five office buildings and seven retail buildings. The Partnership’s properties are more fully described in Item 2.

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

Risks of the Current Economic Environment

Financial markets have experienced unusual volatility and uncertainty over the past few years. Liquidity has tightened in all financial markets, including the debt and equity markets. The Partnership’s ability to fund normal recurring expenses and capital expenditures as well as its ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. If economic conditions persist or deteriorate, the Partnership may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions could negatively affect the Partnership’s future net income and cash flows and could adversely affect its ability to fund distributions, debt service payments and tenant improvements.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West, which in the aggregate consist of approximately 24.5 million square feet of office space. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2010 market view report from an independent broker the overall vacancy rate was 22% within the Inland Empire East market as of December 31, 2010.

As of December 31, 2010, the Partnership owned twelve rental properties and approximately 14.7 acres of unimproved land.

Properties

The Partnership’s improved properties in Tri-City are as follows:

Property	Type	Square Footage
One Vanderbilt	Four-story office building	73,730
Carnegie Business Center I	Two office buildings	62,538
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
Northcourt Plaza	Two-story office building	77,589
TGI Friday’s	Restaurant	9,956
Promotional Retail Center II	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail I	Retail building	5,053
Palm Court Retail II	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,707
North River Place	Three-story office building	71,157

		554,765

The five office properties totaling approximately 399,000 square feet are 74% occupied, and the seven retail properties totaling approximately 155,000 square feet are 54% occupied as of December 31, 2010.

As of December 31, 2010, there were two tenants occupying substantial portions of leased rental space. These two tenants, in the aggregate, occupied approximately 146,000 square feet of the 555,000 total rentable square feet and accounted for approximately 38% of the rental income generated for the Partnership in 2010.

Occupancy rates for the Partnership’s properties for each of the five years ended December 31, 2010 were as follows:

	2010	2009	2008	2007	2006
One Vanderbilt	100%	86%	74%	95%	100%
Carnegie Business Center I	100%	100%	100%	100%	100%
Service Retail Center	77%	72%	89%	89%	95%
Promotional Retail Center	63%	63%	63%	65%	100%
Northcourt Plaza	49%	0%	100%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Promotional Retail Center II	0%	0%	100%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail I	30%	70%	100%	100%	100%
Palm Court Retail II	100%	100%	100%	100%	100%
Vanderbilt Plaza	79%	90%	90%	89%	79%
North River Place (commenced operations in January 2009)	44%	44%	N/A	N/A	N/A
Weighted average occupancy	68%	62%	88%	91%	95%

Promotional Retail Center II is currently unoccupied. The former tenant, Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center II, filed for bankruptcy in November 2008 and vacated the building in March 2009. Northcourt Plaza, which was unoccupied as a result of Inland Regional Center vacating the building at the end of its lease in September 2009, is now 49% occupied due to two new leases signed with a tenant during the first quarter of 2010. North River Place, which was placed into service in January 2009, is 44% occupied as of December 31, 2010. Management is actively marketing the vacant space in all of the buildings for lease.

The annual effective rents per square foot for each of the five years ended December 31, 2010 were as follows:

	2010	2009	2008	2007	2006
One Vanderbilt	$22.26	$19.68	$22.32	$21.34	$21.99
Carnegie Business Center I	$18.50	$17.96	$17.44	$16.72	$16.07
Service Retail Center	$19.03	$17.40	$21.13	$20.31	$19.49
Promotional Retail Center	$12.24	$13.90	$13.39	$13.71	$12.39
Northcourt Plaza	$18.20	$0.00	$17.19	$17.19	$17.19
TGI Friday’s	$19.17	$19.17	$19.17	$20.34	$20.34
Promotional Retail Center II	$0.00	$0.00	$16.19	$14.72	$14.72
Mimi’s Café	$16.67	$16.67	$14.81	$14.81	$14.81
Palm Court Retail I	$22.09	$28.19	$25.50	$25.23	$24.96
Palm Court Retail II	$20.18	$20.18	$22.38	$27.81	$27.00
Vanderbilt Plaza	$24.45	$24.81	$23.89	$23.43	$22.72
North River Place (commenced operations January 2009)	$27.43	$12.42	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December monthly rental income by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2010:

Collateral	Eight properties (discussed below)	Carnegie Business Center and Vanderbilt Plaza
Form of debt	Note payable	Line of credit
Availability	—	$10,000,000
Outstanding balance	$22,272,000	$7,578,000
Interest Rate	5.46%	30-day LIBOR plus 275 bps
Monthly payment	$136,000	Interest only
Original Maturity date	1/1/2016	12/19/2010
Extended Maturity date	N/A	4/19/2011

The note payable is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

Northcourt Plaza or North River Place are currently unencumbered as of December 31, 2010.

Prior to the line of credit maturity on December 19, 2010 the Partnership was granted an extension of the maturity date until April 19, 2011 in order to finalize a loan extension and modification. The Partnership has finalized the term sheet with the lender and the parties are currently in the process of closing the modification and advance agreement. However, if lender does not agree to refinance this obligation there is sufficient collateral value in the assets underlying the obligation and sufficient cash flows from the Partnerships’ remaining properties to enable the Partnership to finance operations and debt service costs for the next twelve months.

Land

As of December 31, 2010, the Partnership owned approximately 14.7 acres of unimproved land. This land was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill. All controlled wells are in compliance with County standards. Presently, the Partnership does not have any plans to develop or sell this site. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Holders

As of December 31, 2010, there were 6,756 holders of Units.

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

There were no distributions during 2010 or 2009.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2010 (in thousands, except per unit of limited partnership interest data):

	2010	2009	2008	2007	2006
Operating revenue	$9,072	$8,673	$9,596	$10,103	$9,483
Net (loss) income	$(1,046)	$(2,388)	$49	$1,470	$1,474
Net (loss) income allocable to limited partners	$(1,036)	$(2,364)	$44	$1,323	$1,327
Net (loss) income per limited partnership unit	$(15.74)	$(35.92)	$(2.43)	$19.34	$19.64
Total assets	$50,640	$52,345	$53,059	$53,395	$52,368
Long-term obligations	$29,850	$28,756	$28,642	$26,028	$23,773
Cash distributions per limited partnership unit	$—	$—	$31.74	$27.60	$24.62

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU, in the above table, for the years ended December 31, 2008, 2007, and 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2010, the Partnership has twelve properties which consisted of five office buildings and seven retail buildings.

Overview

Leasing

During 2010, management executed four new leases totaling 14,070 square feet of space and renewed three leases totaling 31,339 square feet.

Promotional Retail Center II has been vacant since March 2009 following the move out by the single tenant, Circuit City. Circuit City had filed for bankruptcy in November 2008 and subsequently notified the Partnership that it would vacate the building in March 2009. Circuit City’s lease was scheduled to continue through January 31, 2018. Rental revenue and other for 2010 and 2009 would have been approximately $629,000 and $508,000 higher, on an annual basis, respectively, if Circuit City remained in the building. The impact on the Partnership’s future results is dependent upon the length of time it will take to lease up the building together with the rental rates achieved.

Results Of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenue

Rental revenue and other increased by $305,000, or 4%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The primary reason is higher revenues at North River Place which were above the prior year by $583,000. The property was 44% occupied throughout 2010, whereas in 2009 it was vacant during the first half of the year and did not achieve its current occupancy level until the fourth quarter. In addition, revenues at One Vanderbilt increased by $181,000 compared to the prior year due to an increase in occupancy. Revenue for 2010 also includes $111,000 related to the sale of the Partnership’s bankruptcy claim against Circuit City to a third party. Offsetting these increases was lower revenue from Northcourt Plaza where occupancy was approximately 46% from March 2010 onwards, compared to 100% for the first three quarters of 2009, before being unoccupied at the end of 2009. This decline is the result of the single tenant, Inland Regional Center, vacating the building at the end of its lease in September 2009, with only partial lease up since then. Lower occupancy at Northcourt Plaza reduced rental revenues by $266,000 compared to prior year. In addition, lower occupancy at Vanderbilt Plaza and a reduction in the rental rate at Palm Court Retail I, reduced rental revenues by $97,000 and $86,000, respectively, compared to the prior year. The remaining difference is due to a number of smaller declines in occupancy and lower rental rates across several properties.

Tenant reimbursements increased by $94,000, or 9%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was primarily due to an increase at One Vanderbilt of $192,000 due to higher occupancy partially offset by a decrease of $54,000 related to lower occupancy at Northcourt Plaza.

Expenses

Property operating expenses decreased $56,000, or 1%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. Property taxes, space planning and refurbishment costs, and janitorial costs, were below prior year amounts by $70,000, $86,000 and $59,000 respectively. The lower property tax expense was due to property tax refunds related to Carnegie Business Center I and the reversal of a property tax reserve following collection from the tenant. Space planning and refurbishment costs were higher in 2009 due to costs incurred at Promotional Retail following Circuit City vacating the building. Janitorial expenses were lower due to the new tenant at Northcourt Plaza paying directly for these costs which was not previously the case. Partially offsetting this favorable variance were higher utility, HVAC and repairs and maintenance costs of $89,000, $45,000 and $38,000 respectively. These increases were primarily associated with higher occupancy throughout 2010 compared to 2009 at North River Place and One Vanderbilt together with extended operating hours at certain properties.

Depreciation and amortization decreased $596,000, or 14%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. In 2009 the remaining unamortized tenant improvements and leasing commissions of $880,000 related to the early termination of the Circuit City lease, were fully amortized. There was no similar expense in 2010 resulting in a favorable variance, which was partially offset by depreciation related to tenant improvements at North River Place and Northcourt Plaza.

General and administrative expense decreased $81,000, or 9%, for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to decreases in tax and license fee payments, legal fees and audit fees of $40,000, $31,000 and $21,000 respectively. Tax and license fee payments and legal fees are below 2009 due to 2009 including certain one time fees, including legal costs associated with a proposed rapid transportation project, not incurred in 2010. The lower audit fees are related to the decision by the SEC to exempt smaller companies from the Sarbanes Oxley external auditor testing requirements, now made permanent by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Non-operating income / expenses

Interest expense decreased $212,000, or 12%, for the year ended December 31, 2010, compared to the year ended December 31, 2009, due to $231,000 in lower amortization of loan fees compared to prior year. Amortization for 2009 included the amortization of loan fees associated with the new line of credit obtained in December 2008. This favorable variance was partially offset by higher interest associated with the line of credit due to higher average outstanding balances during 2010.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenue

Rental revenue and other decreased $810,000, or 10%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily due to a decline in overall occupancy, with the largest declines at Promotional Retail Center II and Northcourt Plaza where the combined occupancy fell from 100% to 0% due to the single tenant at each building vacating in 2009. In addition, occupancy at One Vanderbilt fell to 78% on average for 2009 compared to 89% for 2008, due to Fidelity National Title vacating the building in September 2009. As a result, rental revenue declined by $425,000, $294,000 and $221,000 at Promotional Retail II, Northcourt Plaza and One Vanderbilt, respectively. These declines were partially offset by $280,000 in revenue derived from first year leasing activity at North River Place. Two tenants moved into the building during the year, the first in July and the second in November, bringing occupancy to 44% at December 31, 2009.

Tenant reimbursements decreased $113,000, or 10%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, which corresponds to the lower occupancies particularly at One Vanderbilt.

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

The provision for impairment of $268,000 for the year ended December 31, 2008 relates to land held for development. The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of the analysis performed during 2008, the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value of zero and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable. There were no impairment provisions recorded in 2009.

General and administrative expenses decreased by $87,000 or 9% for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to lower investor relations expenses of $61,000. Additionally, asset management fees and tax fees decreased by $42,000 and $48,000, respectively, partially offset by higher business and tax license fees, audit fees and legal fees of $38,000, $30,000 and $12,000 respectively.

Non-operating income / expenses

Interest expense increased $101,000, or 6%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to the amortization of loan fees, associated with the new line of credit obtained in December 2008, partially offset by lower LIBOR rates, which reduced interest expense on the line of credit.

Liquidity and Capital Resources

As of December 31, 2010, the Partnership had cash and cash equivalents of $2,025,000.

The Partnership’s primary liability at December 31, 2010 is a note payable of approximately $22,272,000, collateralized by properties with an aggregate net carrying value of approximately $13,746,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

The Partnership has a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (3.01% at December 31, 2010). As of December 31, 2010, $7,578,000 was outstanding under the line of credit. Prior to the line of credit maturity on December 19, 2010 the Partnership was granted an extension of the maturity date until April 19, 2011 in order to finalize a loan extension and modification. The Partnership has finalized the term sheet with the lender and the parties are currently in the process of closing the modification and advance agreement. However, if lender does not agree to refinance this obligation there is sufficient collateral value in the assets underlying the obligation and sufficient cash flows from the Partnerships’ remaining properties to enable the Partnership to finance operations and debt service costs for the next twelve months.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 as of December 31, 2010, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

At December 31, 2010, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$429	$932	$20,911	$22,272
Interest on indebtedness	1,205	2,337	2,230	5,772
Line of credit	7,578	—	—	7,578

Total	$9,212	$3,269	$23,141	$35,622

Management expects that the Partnership’s cash balance at December 31, 2010, together with cash from operations, sales and financings, will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2010, the Partnership’s cash provided by operating activities totaled $1,671,000. Net income before depreciation and amortization (including amortization of loan fees) was $2,643,000. Other significant operational cash activities included an increase in deferred costs of $384,000 during 2010 which was primarily due to lease commissions associated with leasing activity at Northcourt Plaza and Promotional Retail II, which accounted for $200,000 and $53,000 of the increase, respectively.

Investing Activities

During the year ended December 31, 2010, the Partnership’s cash used in investing activities totaled $2,656,000, which consisted entirely of additions to real estate investments for building and tenant improvements, primarily at Northcourt Plaza, One Vanderbilt and Vanderbilt Plaza, where additions totaled $1,937,000, $360,000 and $119,000 respectively.

Financing Activities

During the year ended December 31, 2010, the Partnership’s cash provided by financing activities totaled $1,094,000, which consisted of $1,500,000 of draws on the line of credit and $406,000 of principal payments on the note payable.

Cash Flows

During 2010, cash provided by operating activities was $1,671,000, as compared to cash provided by operating activities of $1,339,000 for the same period in 2009. The change was due to an increase in net income of $517,000 after adding back depreciation and amortization, amortization of loan fees, combined with changes in cash flows related to certain assets and liabilities, primarily deferred costs. During 2010, cash used in investing activities was $2,656,000, as compared to cash used in investing activities of $2,548,000 for the same period in 2009, due to higher real estate additions in 2010. During 2010, cash provided by financing activities was $1,094,000, as compared to cash provided by financing activities of $86,000 for the same period in 2009. The change was primarily due to higher net draws on the line of credit.

During 2009, cash provided by operating activities was $1,339,000, as compared to cash provided by operating activities of $3,525,000 for the same period in 2008. The change was due to a decrease in net income of $1,323,000 after adding back depreciation and amortization, amortization of loan fees and asset impairment, and a greater increase in deferred costs of $555,000. During 2009, cash used in investing activities was $2,548,000, as compared to cash used in investing activities of $2,491,000 for the same period in 2008. During 2009, cash provided by financing activities was $86,000, as compared to cash provided by financing activities of $124,000 for the same period in 2008. The change was primarily due to lower net draws on the line of credit and by the absence of distributions during 2009 compared to total distributions of $2,321,000 in 2008.

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

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of the note payable with a fixed interest rate of 5.46% and the line of credit with a variable interest rate of 30-day LIBOR plus 2.75% (3.01% at December 31, 2010.)

	Expected Maturity Date
	2011	2012	2013	2014	2015	Total
	(in thousands)
Collateralized fixed rate debt	$429	$453	$479	$506	$20,405	$22,272
Line of credit	7,578	—	—	—	—	7,578

	$8,007	$453	$479	$506	$20,405	$29,850

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $9,000, based upon the balances outstanding on variable rate instruments at December 31, 2010.

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

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 67, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2010, all such ownership reports were filed on a timely basis.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Glenborough Property Partners, LLC 400 South El Camino Real, Suite 1100 San Mateo, CA 94402	7,386 Units	11.22%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	4 Units (direct)	*

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)	*

*	Less than 1 percent

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

During the years ended December 31, 2010 and 2009, no distributions were made by the Partnership to the General Partner. In both 2010 and 2009, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 11.22% of the Units. Other than fees to Glenborough LLC, in 2010 and 2009, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2010 and 2009.

Director Independence

The Partnership has no officers or directors. Information on Mr. Stephenson, one of the general partners of the Partnership and Director, President, Chief Executive Officer and Chief Financial Officer of the other general partner of the Partnership, is provided in the first paragraph of Item 10. Mr. Stephenson is not “independent” within the meaning of relevant SEC and stock exchange definitions of the term.

The Partnership has no “parents” within the meaning of the Exchange Act and the SEC’s rules. See also Item 12 herein, “Security Ownership of Certain Beneficial Owners.”

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Partnership was billed $116,000 and $125,000 for audit services rendered by its current principal accountant during the fiscal years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current principal accountant during the fiscal years ended December 31, 2010 and 2009.

Tax Fees

The Partnership did not incur tax fees for services provided by its current principal accountant during the fiscal years ended December 31, 2010 and 2009.

All Other Fees

The Partnership did not incur any other fees for services provided by its current principal accountant during the fiscal years ended December 31, 2010 and 2009.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Partners’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2010 and Notes thereto

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

RANCON REALTY FUND IV, a California Limited Partnership

	By:	Rancon Financial Corporation a California corporation its General Partner

Date: March 29, 2011	By:	/s/ Daniel L. Stephenson Daniel L. Stephenson, President

Date: March 29, 2011	By:	/s/ Daniel L. Stephenson Daniel L. Stephenson, General Partner

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2010.

This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

March 29, 2011

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund IV, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 29, 2011

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands, except units outstanding)

	2010	2009
Assets
Investments in real estate:
Rental properties	$65,456	$65,407
Accumulated depreciation	(20,509)	(18,310)

Rental properties, net	44,947	47,097
Cash and cash equivalents	2,025	1,916
Accounts receivable, net	206	4
Deferred costs, net of accumulated amortization of $1,629 and $1,419 as of December 31, 2010 and 2009, respectively	1,842	2,033
Prepaid expenses and other assets	1,620	1,295

Total assets	$50,640	$52,345

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,850	$28,756
Accounts payable and other liabilities	381	415
Tenant and building improvements payable	15	1,707
Prepaid rent	177	204

Total liabilities	30,423	31,082

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(853)	(843)
Limited partners, 65,819 limited partnership units outstanding as of December 31, 2010 and 2009	21,070	22,106

Total partners’ equity	20,217	21,263

Total liabilities and partners’ equity	$50,640	$52,345

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2010, 2009 and 2008

(in thousands, except per unit amounts and units outstanding)

	2010	2009	2008
Operating revenue
Rental revenue and other	$7,985	$7,680	$8,490
Tenant reimbursements	1,087	993	1,106

Total operating revenue	9,072	8,673	9,596

Operating expenses
Property operating expenses	4,184	4,240	3,689
Depreciation and amortization	3,628	4,224	3,030
Provision for impairment	—	—	268
General and administrative	809	890	977

Total operating expenses	8,621	9,354	7,964

Operating income (loss)	451	(681)	1,632

Interest and other income	1	3	26
Interest expense (including amortization of loan fees)	(1,498)	(1,710)	(1,609)

Net (loss) income	$(1,046)	$(2,388)	$49

Basic and diluted net loss per limited partnership unit	$(15.74)	$(35.92)	$(2.43)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2010, 2009 and 2008

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2007	$(592)	$26,515	$25,923
Net income	5	44	49
Distributions ($31.74 per limited partnership unit)	(232)	(2,089)	(2,321)

Balance (deficit) at December 31, 2008	(819)	24,470	23,651
Net loss	(24)	(2,364)	(2,388)

Balance (deficit) at December 31, 2009	(843)	22,106	21,263
Net loss	(10)	(1,036)	(1,046)

Balance (deficit) at December 31, 2010	$(853)	$21,070	$20,217

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,046)	$(2,388)	$49
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,628	4,224	3,030
Amortization of loan fees, included in interest expense	61	290	102
Provision for impairment of real estate	—	—	268
Changes in certain assets and liabilities:
Accounts receivable	(202)	84	(29)
Deferred costs	(384)	(792)	(237)
Prepaid expenses and other assets	(325)	68	142
Accounts payable and other liabilities	(34)	(70)	124
Prepaid rent	(27)	(77)	76

Net cash provided by operating activities	1,671	1,339	3,525

Cash flows from investing activities:
Additions to real estate investments	(2,656)	(2,548)	(2,491)

Net cash used in investing activities	(2,656)	(2,548)	(2,491)

Cash flows from financing activities:
Draws on line of credit	1,500	1,499	8,424
Payments on line of credit	—	(1,000)	(5,445)
Note payable principal payments	(406)	(385)	(365)
Payment of deferred loan fees	—	(28)	(169)
Distributions to limited partners	—	—	(2,089)
Distributions to General Partner	—	—	(232)

Net cash provided by financing activities	1,094	86	124

Net increase (decrease) in cash and cash equivalents	109	(1,123)	1,158
Cash and cash equivalents at beginning of year	1,916	3,039	1,881

Cash and cash equivalents at end of year	$2,025	$1,916	$3,039

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,434	$1,408	$1,489

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$915	$2,812	$749

Write-off of fully amortized deferred costs	$365	$997	$363

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in tenant and building improvements payable	$15	$1,707	$—

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres (unaudited) known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned either by the Partnership or Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2010, the Partnership has twelve properties which consisted of five office buildings, five retail buildings and two restaurants.

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

As of December 31, 2010, there were 65,819 Units outstanding.

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

December 31, 2010, 2009 and 2008

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

Note 2.         SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2010 and 2009, and the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2010, 2009 and 2008. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age,

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. There was no impairment of rental properties for the years ended December 31, 2010, 2009 and 2008.

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement
Furniture and equipment	5 to 7 years

Construction in Progress and Land Held for Development

Construction in progress and land held for development are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. The Partnership recorded an impairment charge related to land held for development of $268,000 for the year ended December 31, 2008.

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

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Cash and Cash Equivalents

The Partnership considers short-term investments with an original maturity of three months or less at the time of investment to be cash and cash equivalents.

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

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU for the year ended December 31, 2008.

Net (loss) income per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2010		2009		2008
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Loss (Income) Allocation:
Distributed income	$—	$—	$—	$—	$232	$2,089

Allocation of excess	(10)	(1,036)	(24)	(2,364)	$(23)	$(2,249)

Net (loss) income	$(10)	$(1,036)	$(24)	$(2,364)	$209	$(160)

Weighted average number of limited partnership units outstanding during each year		65,819		65,819		65,819

Basic and diluted loss per limited partnership unit		$(15.74)		$(35.92)		$(2.43)

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

December 31, 2010, 2009 and 2008

(deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition.

Concentration Risk

Two tenants (both educational institutions) represented 38% in aggregate of rental revenue for the year ended December 31, 2010. Three tenants (two educational institutions and one a private non profit organization which provides services to residents on San Bernardino and Riverside Counties) represented 42% and 41% in aggregate of rental revenue for the years ended December 31, 2009 and 2008, respectively. Each of these tenants is based in San Bernardino County.

Note 3.         INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Land	$4,690	$4,690
Buildings	49,707	49,692
Building and tenant improvements	11,059	11,025

	65,456	65,407
Less: accumulated depreciation	(20,509)	(18,310)

Total rental properties, net	$44,947	$47,097

As of December 31, 2010, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

During the year ended December 31, 2010, fully depreciated building and tenant improvements of $915,000 were removed from the balances of such accounts.

Note 4.         LAND HELD FOR DEVELOPMENT

As of December 31, 2010, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). Annually the partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to impairment of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where the book value exceeds the estimated fair value. As a result of the analysis performed during 2008, the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value of zero and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Note 5.         NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,272	$22,678
Line of credit	7,578	6,078

Total note payable and line of credit	$29,850	$28,756

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

The Partnership has a line of credit, which is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (3.01% at December 31, 2010). As of December 31, 2010, $7,578,000 was outstanding under the line of credit. Prior to the line of credit maturity on December 19, 2010 the Partnership was granted an extension of the maturity date until April 19, 2011 in order to finalize a loan extension and modification. The Partnership has finalized the term sheet with the lender and the parties are currently in the process of closing the modification and advance agreement. However, if lender does not agree to refinance this obligation there is sufficient collateral value in the assets underlying the obligation and sufficient cash flows from the Partnerships remaining properties to enable the Partnership to finance operations and debt service costs for the next twelve months.

The annual maturities of the Partnership’s note payable subsequent to December 31, 2010 are as follows (in thousands):

2011	$429
2012	453
2013	479
2014	506
2015	20,405

Total	$22,272

Note 6.        RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement (the “Agreement”) with Glenborough Properties L.P. (“Glenborough”) through December 31, 2010. Effective March 1, 2009 the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015 or earlier, until the completion of sale of all real property assets of the Partnership. On October 1, 2010, Glenborough Holdings, LLC, the parent company of Glenborough LLC, sold its ownership in Glenborough LLC to Glenborough Service, LP, together with ownership of the partnership, as described below. The terms and conditions of the Agreement remained unchanged. The Partnership continued to engage Glenborough LLC to perform services for the following fees:

	2010	2009	2008
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$211,000	$228,000	$303,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	72,000	37,000	33,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	250,000	258,000	300,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	97,000	273,000	139,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—	100,000
(vii) a development fee equal to 5% of the hard costs of the development project which was inlcuded in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	85,000	73,000	68,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	26,000	18,000	15,000

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

As of December 31, 2009, Glenborough Fund XV LLC (“Fund XV”), an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units, all of which were purchased from unaffiliated third parties. As noted above, on October 1, 2010 Glenborough Holdings, the parent company of Fund XV, transferred all of its interest in the partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2010, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2010, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 8.        LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2020. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$7,430
2012	5,992
2013	5,297
2014	4,698
2015	3,459
Thereafter	6,582

Total	$33,458

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

The following is a reconciliation for the years ended December 31, 2010, 2009 and 2008 of the net (loss) income for financial reporting purposes to the estimated taxable (loss) income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2010	2009	2008
Net (loss) income as reported in the accompanying consolidated financial statements	$(1,046)	$(2,388)	$49
Financial reporting depreciation in excess of tax reporting depreciation*	1,175	1,927	853
Provision for impairment not deducted for tax *	—	—	268
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	(417)	90	901

Net (loss) income for federal income tax purposes*	$(288)	$(371)	$2,071

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Partners’ equity as reported in the accompanying consolidated financial statements	$20,217	$21,263
Provision for impairment of investments in real estate	9,668	9,668
Syndication costs*	314	314
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction *	10,072	9,315

Partners’ equity for federal income tax purposes*	$40,271	$40,560

*	Unaudited

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 10.        UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
Operating Revenue
Rental revenue and other	$1,959	$1,938	$2,114	$1,974
Tenant reimbursements	258	248	305	276

Total operating revenue	2,217	2,186	2,419	2,250

Operating Expenses
Property operating	1,003	1,004	1,191	986
Depreciation and amortization	852	931	878	967
General and administrative	234	193	192	190

Total operating expenses	2,089	2,128	2,261	2,143

Operating income	128	58	158	107
Interest and other income	—	1	—	—
Interest expense	(369)	(366)	(385)	(378)

Net loss	$(241)	$(307)	$(227)	$(271)

Basic and diluted loss per limited partnership unit: *	$(3.63)	$(4.62)	$(3.42)	$(4.07)

Weighted average number of limited partnership units outstanding during each period	65,819	65,819	65,819	65,819

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to rounding.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

	Quarter Ended (unaudited)
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
Operating Revenue
Rental revenue and other	$2,014	$1,951	$1,929	$1,786
Tenant reimbursements	306	291	292	104

Total operating revenue	2,320	2,242	2,221	1,890

Operating Expenses
Property operating	960	1,052	1,191	1,037
Depreciation and amortization	1,720	833	825	846
General and administrative	256	246	215	173

Total operating expenses	2,936	2,131	2,231	2,056

Operating (loss) income	(616)	111	(10)	(166)
Interest and other income	1	1	1	—
Interest expense	(437)	(436)	(429)	(408)

Net loss	$(1,052)	$(324)	$(438)	$(574)

Basic and diluted income (loss) per limited partnership unit: *	$(15.82)	$(4.87)	$(6.59)	$(8.63)

Weighted average number of limited partnership units outstanding during each period	65,819	65,819	65,819	65,819

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to rounding.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to		Cost Capitalized Subsequent		Gross Amount Carried
			Partnership		to Acquisition		at December 31, 2010
				Buildings				Buildings			Date		Life
				and		Carrying		and	(a)	Accumulated	Construction	Date	Depreciated
Description	Encumbrances		Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Began	Acquired	Over
Rental Properties:
Commercial Office -
One Vanderbilt	(c	)	$572	$—	$7,519	$—	$572	$7,519	$8,091	$4,038	Nov-85	11/6/84	3-40 yrs.
Carnegie Business Center I	(b	)	380	—	5,298	—	380	5,298	5,678	2,987	Jul-86	11/6/84	3-40 yrs.
Northcourt Plaza (formerly known as IRC)	—		608	—	9,920	—	946	9,582	10,528	3,007	Jan-96	6/26/87	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(1,678)	—	(196)	(1,482)	(1,678)	—
Vanderbilt Plaza	(b	)	511	—	14,206	—	511	14,206	14,717	4,360	Nov-03	11/6/84	40yrs.
North River Place			219	—	13,004	—	219	13,004	13,223	913	Oct-06	11/6/84	40yrs.
Commercial Retail -
Service Retail Center	(c	)	300	—	1,613	—	300	1,613	1,913	828	Jul-86	11/6/84	3-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail	(c	)	811	—	6,096	—	811	6,096	6,907	2,494	Feb-93	11/6/84	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)	—
TGI Friday’s	(c	)	181	1,624	79	—	181	1,703	1,884	628	N/A	2/28/97	40yrs.
Promo Retail II (formerly known as Circuit City)	(c	)	284	—	1,703	—	454	1,533	1,987	517	Jul-96	11/6/84	20-40yrs.
Mimi’s Café	(c	)	149	675	66	—	154	736	890	295	Jul-98	11/6/84	40yrs.
Palm Court Retail I	(c	)	194	617	4	—	194	621	815	216	Jul-98	11/6/84	40yrs.
Palm Court Retail II	(c	)	212	636	22	—	212	658	870	226	Jul-98	11/6/84	40yrs.

	29,850		4,421	3,552	57,483	—	4,690	60,766	65,456	20,509

Land held for development -
14.7 acres	—		2,750	—	4,925	—	7,407	268	7,675	—	N/A	11/6/84	N/A
Less: Provision for impairment of real estate	—		(2,750)	—	(4,925)	—	(7,407)	(268)	(7,675)	—

	—		—	—	—	—	—	—	—	—

	$29,850		$4,421	$3,552	$57,483	$—	$4,690	$60,766	$65,456	$20,509

(a)	The aggregate cost of land and buildings for federal income tax purposes is $83,287 (unaudited).
(b)	Carnegie Business Center I and Vanderbilt Plaza are collateral for the debt of line of credit in the amount of $7,578.
(c)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Promotional Retail II, Mimi Café, Palm Court Retail I and II are collateral for debt in the aggregate amount of $22,272.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Investments in real estate:
Balance at beginning of year	$65,407	$63,963	$63,470
Additions during year	964	4,256	1,510
Provision for impairment	—	—	(268)
Write-off of fully depreciated rental property	(915)	(2,812)	(749)

Balance at end of year	$65,456	$65,407	$63,963

Accumulated Depreciation:

Balance at beginning of year	$18,310	$17,358	$15,493
Additions charged to expense	3,114	3,764	2,614
Write-off of fully depreciated rental property	(915)	(2,812)	(749)

Balance at end of year	$20,509	$18,310	$17,358

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

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