Form 10-Q
period 2011-03-31
RANCON REALTY FUND IV
filed 2011-05-13
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Investments in real estate:
Rental properties	$65,108	$65,456
Accumulated depreciation	(20,948)	(20,509)

Rental properties, net	44,160	44,947

Cash and cash equivalents	2,189	2,025
Accounts receivable, net	56	206
Deferred costs, net of accumulated amortization of $1,645 and $1,629 as of March 31, 2011 and December 31, 2010, respectively	1,917	1,842
Prepaid expenses and other assets	1,891	1,620

Total assets	$50,213	$50,640

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,745	$29,850
Accounts payable and other liabilities	295	396
Prepaid rent	185	177

Total liabilities	30,225	30,423

Commitments and contingent liabilities (Note 6)

Partners’ Equity (Deficit):
General Partner	(855)	(853)
Limited partners, 65,819 limited partnership units outstanding as of March 31, 2011 and December 31, 2010	20,843	21,070

Total partners’ equity	19,988	20,217

Total liabilities and partners’ equity	$50,213	$50,640

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenue
Rental revenue and other	$1,975	$1,959
Tenant reimbursements	236	258

Total operating revenue	2,211	2,217

Operating expenses
Property operating expenses	958	1,003
Depreciation and amortization	887	852
General and administrative	222	234

Total operating expenses	2,067	2,089

Operating income	144	128

Interest expense (including amortization of loan fees)	(373)	(369)

Net loss	$(229)	$(241)

Basic and diluted net loss per limited partnership unit	$(3.45)	$(3.63)

Weighted average number of limited partnership units outstanding	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2011

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2010	$(853)	$21,070	$20,217
Net loss	(2)	(227)	(229)

Balance (deficit) at March 31, 2011	$(855)	$20,843	$19,988

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(229)	$(241)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	887	852
Amortization of loan fees, included in interest expense	9	16
Changes in certain assets and liabilities:
Accounts receivable	150	(115)
Deferred costs	(194)	(238)
Prepaid expenses and other assets	(271)	(363)
Accounts payable and other liabilities	(86)	7
Prepaid rent	8	32

Net cash provided by (used in) operating activities	274	(50)

Cash flows from investing activities:
Additions to real estate investments	(5)	(273)

Net cash used in investing activities	(5)	(273)

Cash flows from financing activities:
Note payable principal payments	(105)	(99)

Net cash used in financing activities	(105)	(99)

Net increase (decrease) in cash and cash equivalents	164	(422)

Cash and cash equivalents at beginning of period	2,025	1,916

Cash and cash equivalents at end of period	$2,189	$1,494

Supplemental disclosure of cash flow information:
Cash paid for interest	$365	$355

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$338	$—

Write-off of fully amortized deferred costs	$103	$—

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

As of March 31, 2011, there were 65,819 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2011 and December 31, 2010, and the consolidated results of operations of the Partnership and its subsidiaries for the three months ended March 31, 2011 and 2010 and cash flows of the Partnership for the three months ended March 31, 2011 and 2010. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2011 and December 31, 2010, and the related consolidated statements of operations for the three months ended March 31, 2011 and 2010, the consolidated statement of partners’ equity for the three months ended March 31, 2011 and the consolidated statement of cash flows for the three months ended March 31, 2011 and 2010.

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

Fair Value of Investments

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2011		March 31, 2010
	General Partner	Limited Partners	General Partner	Limited Partners
Loss allocation:
Net loss	$(2)	$(227)	$(2)	$(239)
Weighted average number of limited partnership units outstanding during each period		65,819		65,819
Basic and diluted loss per limited partnership unit		$(3.45)		$(3.63)

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation, with no material effect to on consolidated results of operations.

Concentration Risk

Two tenants (both educational institutions) represented a combined 38% and 29% of rental revenue for the three months ended March 31, 2011 and 2010 respectively.

Reference to 2010 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2010 audited consolidated financial statements on Form 10-K.

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Land	$4,690	$4,690
Buildings	49,707	49,707
Building and tenant improvements	10,711	11,059

	65,108	65,456
Less: accumulated depreciation	(20,948)	(20,509)

Total rental properties, net	$44,160	$44,947

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2011, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

NOTE 4.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,166	$22,271
Line of credit	7,579	7,579

Total note payable and line of credit	$29,745	$29,850

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

The line of credit is collateralized by Carnegie Business Center and Vanderbilt Plaza and has a total availability of $10,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 2.75% (2.99% at March 31, 2011). As of March 31, 2011, $7,579,000 was outstanding under the line of credit. Prior to the line of credit maturity on December 19, 2010, the Partnership was granted an extension of the maturity date until April 19, 2011 in order to finalize a loan extension and modification. Subsequent to the end of the reporting period, on April 14, 2011, the Partnership modified the line of credit agreement to extend the maturity date to December 19, 2013 with two one year extension options. Under the terms of the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3.00% and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of March 31, 2011, are as follows (in thousands).

2011	$324
2012	453
2013	479
2014	506
2015	20,404

Total	$22,166

NOTE 5.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of sale of all real property assets of the Partnership. On October 1, 2010, Glenborough Holdings, LLC (“Glenborough Holdings”), the parent company of Glenborough LLC,

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

sold its ownership in Glenborough LLC to Glenborough Service, LP, together with its ownership interest in the Partnership, as described below. The terms and conditions of the Agreement remain unchanged. The Partnership continues to engage Glenborough LLC to perform services for the following fees:

	Three Months Ended
	March 31, 2011	March 31, 2010
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$58,000	$48,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	14,000	9,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	63,000	62,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	69,000	18,000
(v) a sales fee of 1% for all properties	—	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	23,000	20,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	7,000	6,000

As noted above, on October 1, 2010, Glenborough Holdings transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of March 31, 2011, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2011, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

NOTE 7.	SUBSEQUENT EVENTS

On April 14, 2011, the Partnership modified the line of credit agreement to extend the maturity date to December 19, 2013 with two one year extension options. Under the terms of the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3.00% and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2010 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2011, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

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

		554,765

As of March 31, 2011, the weighted average occupancy of the twelve properties was 67%.

Promotional Retail Center II (formerly known as Circuit City) is currently unoccupied. The former tenant, Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center II, filed for bankruptcy in November 2008 and vacated the building in March 2009. Northcourt Plaza, which was unoccupied as a result of Inland Regional Center vacating the building at the end of its lease in September 2009, is now 49% occupied due to two new leases signed with a tenant during the first quarter of 2010. North River Place, which was placed into service in January 2009, is 44% occupied as of March 31, 2011. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of March 31, 2011, we owned approximately 14.7 acres of unimproved land.

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

Results of Operations

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010.

Revenue

Rental revenue and other decreased $16,000, or 1%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to a slight decrease in the overall average occupancy, with the largest changes at Vanderbilt Plaza and One Vanderbilt. Revenues from Vanderbilt Plaza declined by $101,000 due to a decline in occupancy from 90% to 72%, while revenues from Northcourt Plaza increased by $91,000 due to an increase in occupancy from 31% to 49%.

Tenant reimbursements decreased $22,000, or 9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease is primarily due to lower reimbursements for taxes at Promotional Retail and TGI Fridays, which were partially offset by higher reimbursements related to HVAC at One Vanderbilt, compared to the three months ended March 31, 2010.

Expenses

Property operating expenses decreased $45,000, or 4%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This decrease was due to decreases in repairs and maintenance and insurance expense, which contributed $40,000 and $22,000 to the variance, respectively. Repairs and maintenance expense decreased due to lower maintenance association dues, while the decrease in insurance was due to lower earthquake insurance premiums.

Depreciation and amortization increased $35,000, or 4%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase was primarily due to the depreciation associated with assets placed into service during 2010, most notably at Northcourt Plaza and One Vanderbilt.

General and administrative expenses decreased by $12,000, or 5%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease is due to a decrease in investor relations expenses of $15,000.

Liquidity and Capital Resources

As of March 31, 2011, we have cash and cash equivalents of $2,189,000.

As of March 31, 2011, our primary liability is a note payable of approximately $22,166,000, collateralized by properties with an aggregate net carrying value of approximately $14,160,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II (formerly known as Circuit City), Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which as of March 31, 2011 was collateralized by Carnegie Business Center and Vanderbilt Plaza and had a total availability of $10,000,000. The line of credit required monthly interest-only payments and bore variable interest at the 30-day LIBOR plus 2.75% (2.99% at March 31, 2011). As of March 31, 2011, $7,579,000 was outstanding under the line of credit. Prior to the line of credit maturity on December 19, 2010 we were granted an extension of the maturity date until April 19, 2011 in order to finalize a loan extension and modification. Subsequent to the end of the reporting period, on April 14, 2011, the Partnership modified the line of credit agreement to extend the maturity date to December 19, 2013 with two one year extension options. Under the terms of the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3.00% and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, we must meet several conditions precedent, including a specified loan to value ratio.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2011, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the three months ended March 31, 2011, cash provided by operating activities was $274,000, as compared to cash used in operating activities of $50,000 for the same period in 2010. The change was due to changes in cash flows related to certain assets and liabilities, primarily accounts receivable. For the three months ended March 31, 2011, cash used in investing activities was $5,000, as compared to cash used in investing activities of $273,000 for the same period in 2010. The change was due to lower capital expenditures in the first quarter of 2011 compared to the first quarter of 2010. For the three months ended March 31, 2011, cash used in financing activities was $105,000, as compared to cash used in financing activities of $99,000 for the same period in 2010, representing principal payments on the note payable.

Our expectation is that cash and cash equivalents as of March 31, 2011, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit and property sales. Cash generated from property sales is generally added to our cash reserves, pending use in leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of March 31, 2011, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$324	$932	$20,910	$22,166
Interest on indebtedness	902	2,337	2,230	5,469
Line of credit	7,579	—	—	7,579

Total	$8,805	$3,269	$23,140	$35,214

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of April 19, 2011 and variable interest rate of 2.99% as of March 31, 2011. Subsequent to the end of the reporting period, on April 14, 2011, the Partnership modified the line of credit agreement to extend the maturity date to December 19, 2013 with two one year extension options. Under the terms of the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3.00% and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Total
	(in thousands)
Collateralized fixed rate debt	$324	$453	$479	$506	$20,404	$22,166
Line of credit	$7,579	$—	$—	$—	$—	$7,579

As of March 31, 2011, we had cash and cash equivalents of $2,189,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation a California corporation, its General Partner

Date: May 13, 2011	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 13, 2011	By:	/s/ Daniel L. Stephenson
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