Form 10-Q
period 2011-06-30
RANCON REALTY FUND IV
filed 2011-08-15
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Investments in real estate:
Rental properties	$65,416	$65,456
Accumulated depreciation	(21,525)	(20,509)

Rental properties, net	43,891	44,947

Cash and cash equivalents	2,243	2,025
Accounts receivable, net	45	206
Deferred costs, net of accumulated amortization of $1,731 and $1,629 as of June 30, 2011 and December 31, 2010, respectively	2,225	1,842
Prepaid expenses and other assets	1,627	1,620

Total assets	$50,031	$50,640

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,808	$29,850
Accounts payable and other liabilities	323	396
Prepaid rent	170	177

Total liabilities	30,301	30,423

Commitments and contingent liabilities (Note 6)

Partners’ Equity (Deficit):
General Partner	(858)	(853)
Limited partners, 65,819 limited partnership units outstanding as of June 30, 2011 and December 31, 2010	20,588	21,070

Total partners’ equity	19,730	20,217

Total liabilities and partners’ equity	$50,031	$50,640

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenue
Rental revenue and other	$1,980	$1,938	$3,954	$3,897
Tenant reimbursements	265	248	501	506

Total operating revenue	2,245	2,186	4,455	4,403

Operating expenses
Property operating expenses	986	1,004	1,944	2,007
Depreciation and amortization	882	931	1,768	1,783
General and administrative	235	193	457	427

Total operating expenses	2,103	2,128	4,169	4,217

Operating income	142	58	286	186

Interest and other income	—	1	—	1
Interest expense (including amortization of loan fees)	(400)	(366)	(773)	(735)

Net loss	$(258)	$(307)	$(487)	$(548)

Basic and diluted net loss per limited partnership unit	$(3.87)	$(4.62)	$(7.32)	$(8.25)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2011

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2010	$(853)	$21,070	$20,217

Net loss	(5)	(482)	(487)

Balance (deficit) at June 30, 2011	$(858)	$20,588	$19,730

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(487)	$(548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,768	1,783
Amortization of loan fees, included in interest expense	45	26
Changes in certain assets and liabilities:
Accounts receivable	161	(15)
Deferred costs	(305)	(266)
Prepaid expenses and other assets	(7)	(181)
Accounts payable and other liabilities	(57)	(120)
Prepaid rent	(7)	(6)

Net cash provided by operating activities	1,111	673

Cash flows from investing activities:
Additions to real estate investments	(510)	(398)

Net cash used in investing activities	(510)	(398)

Cash flows from financing activities:
Note payable principal payments	(212)	(200)
Draws on line of credit	170	—
Payment of deferred loan fees	(341)	—

Net cash used in financing activities	(383)	(200)

Net increase in cash and cash equivalents	218	75

Cash and cash equivalents at beginning of period	2,025	1,916

Cash and cash equivalents at end of period	$2,243	$1,991

Supplemental disclosure of cash flow information:

Cash paid for interest	$728	$710

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$535	$24

Write-off of fully amortized deferred costs	$161	$—

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

As of June 30, 2011, there were 65,819 Units (“Units”) outstanding.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2011 and December 31, 2010, and the consolidated results of operations of the Partnership and its subsidiaries for the six months ended June 30, 2011 and 2010 and cash flows of the Partnership for the six months ended June 30, 2011 and 2010. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2011 and December 31, 2010, and the related consolidated statements of operations for the six months ended June 30, 2011 and 2010, the consolidated statement of partners’ equity for the six months ended June 30, 2011 and the consolidated statement of cash flows for the six months ended June 30, 2011 and 2010.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the six months ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Loss allocation:

Net loss	$(3)	$(255)	$(3)	$(304)	$(5)	$(482)	$(5)	$(543)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819

Basic and diluted loss per limited partnership unit		$(3.87)		$(4.62)		$(7.32)		$(8.25)

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

Concentration Risk

Two tenants (both educational institutions) represented a combined 39% and 38% of rental revenue for the six months ended June 30, 2011 and 2010 respectively.

Reference to 2010 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2010 audited consolidated financial statements on Form 10-K.

NOTE 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Land	$4,690	$4,690
Buildings	49,707	49,707
Building and tenant improvements	11,019	11,059

	65,416	65,456
Less: accumulated depreciation	(21,525)	(20,509)

Total rental properties, net	$43,891	$44,947

As of June 30, 2011, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$22,059	$22,271
Line of credit	7,749	7,579

Total note payable and line of credit	$29,808	$29,850

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

On April 14, 2011, the line of credit agreement was modified to extend the maturity date to December 19, 2013 with two one year extension options. Under the terms of the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3.00% and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. As of June 30, 2011, $7,749,000 was outstanding under the line of credit.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of June 30, 2011, are as follows (in thousands).

2011	$181
2012	451
2013	477
2014	503
2015	532
Therafter	19,915

Total	$22,059

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of sale of all real property assets of the Partnership. On October 1, 2010, Glenborough Holdings, LLC (“Glenborough Holdings”), the parent company of Glenborough LLC, sold its ownership in Glenborough LLC to Glenborough Service, LP, together with its ownership interest in the Partnership, as described below. The terms and conditions of the Agreement remain unchanged. The Partnership continues to engage Glenborough LLC to perform services for the following fees:

	Six Months Ended
	June 30, 2011	June 30, 2010
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$110,000	$100,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	14,000	27,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	125,000	125,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	121,000	46,000
(v) a sales fee of 1% for all properties	—	—
(vi) a financing services fee of 1% of the gross loan amount which is included in the deferred costs on the accompanying consolidated balance sheets	150,000	—
(vii) a development fee equal to 5% of the hard costs of the development project which would be included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	47,000	40,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	14,000	13,000

As noted above, on October 1, 2010, Glenborough Holdings transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of June 30, 2011, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2011, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2011, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

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

		554,764

As of June 30, 2011, the weighted average occupancy of the twelve properties was 71%.

Promotional Retail Center II is currently unoccupied. The former tenant, Circuit City, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center II, filed for bankruptcy in November 2008 and vacated the building in March 2009. Northcourt Plaza, which was unoccupied as a result of Inland Regional Center vacating the building at the end of its lease in September 2009, is now 49% occupied, while North River Place, which was placed into service in January 2009, is 44% occupied as of June 30, 2011. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of June 30, 2011, we owned approximately 14.7 acres of unimproved land.

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

Results of Operations

Comparison of the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010.

Revenue

Rental revenue and other increased $42,000, or 2%, and $57,000 or 1% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. These relatively small increases were due to an increase in overall average occupancy from 68% at June 30, 2010 to 71% at June 30, 2011. The largest occupancy increase was at One Vanderbilt, where occupancy was 100% throughout the first half of 2011 compared to 85% for the first half of 2010, resulting in an increase in revenue of $47,000 and $95,000 for the three and six month periods, respectively.

Tenant reimbursements increased $17,000, or 7%, and decreased $5,000 or 1% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase for the three month period is primarily due to higher reimbursements associated with Northcourt Plaza which were billed during the second quarter. The current tenant took occupancy of the building during 2010 which was therefore established as the base year resulting in no operating expense reimbursements in 2010. For the six month period these higher reimbursements were more than offset by lower reimbursements at Vanderbilt Plaza. These lower reimbursements were due to adjusting the reimbursement amount to reflect the latest estimate of operating expenses.

Expenses

Property operating expenses decreased $18,000, or 2%, and $63,000 or 3% for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010. These relatively small decreases were the result of lower repairs and maintenance expense and insurance, partially offset by higher utilities and bad debt expense. Repairs and maintenance expense decreased due to lower maintenance association dues, while the decrease in insurance was due to lower earthquake insurance premiums. The increase in bad debt expense reflects the fact that prior year included the reversal of prior year bad debt reserves following collection of these doubtful accounts; there was no bad debt expense recorded in 2011. The increase in utility costs was primarily due to weather related usage.

Depreciation and amortization decreased $49,000, or 5%, and $15,000 or 1% for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, respectively. The decrease was primarily due to several assets being fully depreciated as at December 31, 2010, most notably at Vanderbilt Plaza. This decrease was partially offset by higher depreciation associated with assets placed into service during 2010, most notably at Northcourt Plaza.

General and administrative expenses increased $42,000, or 22%, and $30,000 or 7% for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, respectively. The increase for both periods is due to legal expenses associated with the SBX light rail project. These expenses are partially offset by lower investor relations expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Interest expense increased $34,000 or 9%, and $38,000 or 5% for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, respectively, due to higher borrowings under the line of credit and higher amortization of loan fees. The average balance outstanding on the line of credit for the six months ended June 30, 2011 was $7,621,000, compared to $6,078,000 for the six months ended June 30, 2010. The higher amortization reflects the amortization of the loan fees related to modifying and extending the line of credit in April 2011.

Liquidity and Capital Resources

As of June 30, 2011, we have cash and cash equivalents of $2,243,000.

As of June 30, 2011, our primary liability is a note payable of approximately $22,059,000, collateralized by properties with an aggregate net carrying value of approximately $13,968,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

On April 14, 2011, we modified the line of credit agreement to extend the maturity date to December 19, 2013 with two one year extension options. Under the terms of the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3.00% and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. As of June 30, 2011, $7,749,000 was outstanding under the line of credit.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2011, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the six months ended June 30, 2011, cash provided by operating activities was $1,111,000, as compared to cash provided by operating activities of $673,000 for the same period in 2010. The change was due to changes in cash flows related to certain assets and liabilities, primarily accounts receivable and prepaid expenses. For the six months ended June 30, 2011, cash used in investing activities was $510,000, as compared to cash used in investing activities of $398,000 for the same period in 2010. The change was due to higher capital expenditures in the first half of 2011 compared to the first half of 2010. For the six months ended June 30, 2011, cash used in financing activities was $383,000, as compared to cash used in financing activities of $200,000 for the same period in 2010, primarily due to the payment of deferred loan fees associated with the modification and extension of the line of credit in April 2011.

Our expectation is that cash and cash equivalents as of June 30, 2011, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit and property sales. Cash generated from property sales is generally added to our cash reserves, pending use in leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of June 30, 2011, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$181	$928	$1,035	$19,915	$22,059
Interest on indebtedness	500	2,341	2,235	91	5,167
Line of credit	—	7,749	—	—	7,749

Total	$681	$11,018	$3,270	$20,006	$34,975

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2013 and variable interest rate of 3.19% as of June 30, 2011.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$181	$451	$477	$503	$532	$19,915	$22,059
Line of credit	$—	$—	$7,749	$—	$—	$—	$7,749

As of June 30, 2011, we had cash and cash equivalents of $2,243,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 15, 2011	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 15, 2011	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document