Form 10-K
period 2011-12-31
RANCON REALTY FUND IV
filed 2012-03-30
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2011

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

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to third parties by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned by either the Partnership or Fund V. As of December 31, 2011, the Partnership has twelve properties consisting of five office buildings and seven retail buildings. The Partnership’s properties are more fully described in Item 2.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West, which in the aggregate consist of approximately 24.5 million square feet of office space. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2011 market view report from an independent broker the overall vacancy rate was 23% within the Inland Empire East market as of December 31, 2011.

As of December 31, 2011, the Partnership owned twelve rental properties and approximately 14.7 acres of unimproved land.

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

		554,765

The five office properties totaling approximately 399,000 square feet are 79% occupied, and the seven retail properties totaling approximately 155,000 square feet are 51% occupied as of December 31, 2011.

As of December 31, 2011, there were two tenants occupying substantial portions of leased rental space. These two tenants, in the aggregate, occupied approximately 149,000 square feet of the 555,000 total rentable square feet and accounted for approximately 38% of the rental income generated for the Partnership in 2011.

Occupancy rates for the Partnership’s properties for each of the five years ended December 31, 2011 were as follows:

	2011	2010	2009	2008	2007

One Vanderbilt	100%	100%	86%	74%	95%
Carnegie Business Center I	100%	100%	100%	100%	100%
Service Retail Center	54%	77%	72%	89%	89%
Promotional Retail Center	63%	63%	63%	63%	65%
Northcourt Plaza	53%	49%	0%	100%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Promotional Retail Center II	0%	0%	0%	100%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail I	30%	30%	70%	100%	100%
Palm Court Retail II	100%	100%	100%	100%	100%
Vanderbilt Plaza	92%	79%	90%	90%	89%
North River Place (commenced operations in January 2009)	44%	44%	44%	N/A	N/A

Weighted average occupancy	71%	68%	62%	88%	91%

Promotional Retail Center II is currently unoccupied. The former tenant, which occupied 100% of the 39,123 square feet, filed for bankruptcy in November 2008 and vacated the building in March 2009. Northcourt Plaza, which was unoccupied as a result of the former tenant vacating the building at the end of its lease in September 2009, is now 53% occupied with one tenant leasing all of the occupied space. North River Place, which was placed into service in January 2009, is 44% occupied as of December 31, 2011. Management is actively marketing the vacant space in all of the buildings for lease.

The annual effective rents per square foot for each of the five years ended December 31, 2011 were as follows:

	2011	2010	2009	2008	2007

One Vanderbilt	$18.96	$22.26	$19.68	$22.32	$21.34
Carnegie Business Center I	$18.95	$18.50	$17.96	$17.44	$16.72
Service Retail Center	$16.78	$19.03	$17.40	$21.13	$20.31
Promotional Retail Center	$13.26	$12.24	$13.90	$13.39	$13.71
Northcourt Plaza	$15.89	$18.20	$0.00	$17.19	$17.19
TGI Friday’s	$21.57	$19.17	$19.17	$19.17	$20.34
Promotional Retail Center II	$0.00	$0.00	$0.00	$16.19	$14.72
Mimi’s Café	$16.67	$16.67	$16.67	$14.81	$14.81
Palm Court Retail I	$22.09	$22.09	$28.19	$25.50	$25.23
Palm Court Retail II	$20.18	$20.18	$20.18	$22.38	$27.81
Vanderbilt Plaza	$23.97	$24.45	$24.81	$23.89	$23.43
North River Place (commenced operations January 2009)	$28.45	$27.43	$12.42	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December monthly rental income by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2011:

Collateral	Eight properties (discussed below)	Carnegie Business Center, Vanderbilt Plaza, Northcourt, and North River

Form of debt	Note payable	Line of credit
Availability	––	$15,000,000
Outstanding balance	$21,842,000	$7,748,864
Interest Rate	5.46%	N/A
Monthly payment	$136,000	Interest only
Original Maturity date	1/1/2016	12/19/2010
Extended Maturity date	N/A	12/19/2013

The note payable is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

On April 14, 2011, we modified the line of credit agreement to extend the maturity date to December 19, 2013 with two one year extension options. Under the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3%, and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio.

Land

As of December 31, 2011, the Partnership owned approximately 14.7 acres of unimproved land. This land was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill. All controlled wells are in compliance with County standards. Presently, the Partnership does not have any plans to develop or sell this site. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

Item 3.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not in the future have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4.	Mine Safety Disclosures

Not Applicable.

Part II

Item 5.	Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2011, there were 6,756 holders of Units.

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

There were no distributions during 2011 or 2010.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2011 (in thousands, except per unit of limited partnership interest data):

	2011	2010	2009	2008	2007

Operating revenue	$9,099	$9,072	$8,673	$9,596	$10,103
Net (loss) income	$(1,103)	$(1,046)	$(2,388)	$49	$1,470
Net (loss) income allocable to limited partners	$(1,092)	$(1,036)	$(2,364)	$44	$1,323
Net (loss) income per limited partnership unit	$(16.59)	$(15.74)	$(35.92)	$(2.43)	$19.34
Total assets	$49,570	$50,640	$52,345	$53,059	$53,395
Long-term obligations	$29,591	$29,850	$28,756	$28,642	$26,028
Cash distributions per limited partnership unit	$—	$—	$—	$31.74	$27.60

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU, in the above table, for the years ended December 31, 2008, and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2011, the Partnership has twelve properties which consisted of five office buildings and seven retail buildings.

Overview

Leasing

During 2011, management executed two new leases totaling 23,040 square feet of space and renewed seven leases totaling 39,930 square feet.

Promotional Retail Center II is currently unoccupied. The former tenant, which occupied 100% of the 39,123 square feet, filed for bankruptcy in November 2008 and vacated the building in March 2009. Northcourt Plaza, which was unoccupied as a result of the former tenant vacating the building at the end of its lease in September 2009, is now 53% occupied with one tenant leasing all of the occupied space. North River Place, which was placed into service in January 2009, is 44% occupied as of December 31, 2011. Management is actively marketing the vacant space in all of the buildings for lease.

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenue

Both rental revenue and other and tenant reimbursements revenue varied only slightly when comparing results for the year ended December 31, 2011 to the year ended December 31, 2010. Rental revenue and other increased by $42,000, or 1% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Tenant reimbursements decreased by $15,000 or 1% for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Expenses

Property operating costs and depreciation and amortization both decreased slightly by $23,000 or 1% and $56,000 or 2%, respectively, for the year ended December 31, 2011 compared to the year ended December 31, 2010.

General and administrative expense increased $65,000, or 8%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to increases in legal fees associated with the SBX light rail project. These expenses are partially offset by lower investor relations expenses for the year.

Non-operating income / expenses

Interest expense increased $98,000 or 7% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to higher borrowings under the line of credit and increased amortization of loan fees due to costs incurred with the 2011 modification and extension of the line of credit.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenue

Rental revenue and other increased by $305,000, or 4%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The primary reason is higher revenues at North River Place which were above the prior year by $583,000. The property was 44% occupied throughout 2010, whereas in 2009 it was vacant during the first half of the year and did not achieve its current occupancy level until the fourth quarter. In addition, revenues at One Vanderbilt increased by $181,000 compared to the prior year due to an increase in occupancy. Revenue for 2010 also includes $111,000 related to the sale of the Partnership’s bankruptcy claim against a former tenant to a third party. Offsetting these increases was lower revenue from Northcourt Plaza where occupancy was approximately 46% from March 2010 onwards, compared to 100% for the first three quarters of 2009, before being unoccupied at the end of 2009. This decline is the result of the single tenant vacating the building at the end of its lease in September 2009, with only partial lease up since then. Lower occupancy at Northcourt Plaza reduced rental revenues by $266,000 compared to prior year. In addition, lower occupancy at Vanderbilt Plaza and a reduction in the rental rate at Palm Court Retail I, reduced rental revenues by $97,000 and $86,000, respectively, compared to the prior year. The remaining difference is due to a number of smaller declines in occupancy and lower rental rates across several properties.

Tenant reimbursements increased by $94,000, or 9%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was primarily due to an increase at One Vanderbilt of $192,000 due to higher occupancy partially offset by a decrease of $54,000 related to lower occupancy at Northcourt Plaza.

Expenses

Property operating expenses decreased $56,000, or 1%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. Property taxes, space planning and refurbishment costs, and janitorial costs, were below prior year amounts by $70,000, $86,000 and $59,000 respectively. The lower property tax expense was due to property tax refunds related to Carnegie Business Center I and the reversal of a property tax reserve following collection from the tenant. Space planning and refurbishment costs were higher in 2009 due to costs incurred at Promotional Retail II following the former tenant vacating the building. Janitorial expenses were lower due to the new tenant at Northcourt Plaza paying directly for these costs which was not previously the case. Partially offsetting this favorable variance were higher utility, HVAC and repairs and maintenance costs of $89,000, $45,000 and $38,000 respectively. These increases were primarily associated with higher occupancy throughout 2010 compared to 2009 at North River Place and One Vanderbilt together with extended operating hours at certain properties.

Depreciation and amortization decreased $596,000, or 14%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. In 2009 the remaining unamortized tenant improvements and leasing commissions of $880,000 related to the early termination of the single-tenant lease at Promotional Retail II, were fully amortized. There was no similar expense in 2010 resulting in a favorable variance, which was partially offset by depreciation related to tenant improvements at North River Place and Northcourt Plaza.

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

Liquidity and Capital Resources

As of December 31, 2011, the Partnership had cash and cash equivalents of $2,624,000.

The Partnership’s primary liability at December 31, 2011 is a note payable of approximately $21,842,000, collateralized by properties with an aggregate net carrying value of approximately $13,110,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

On April 14, 2011, we modified the line of credit agreement to extend the maturity date to December 19, 2013 with two one year extension options. Under the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3%, and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. As of December 31, 2011, $7,749,000 was outstanding on the line of credit and accrued interest of $28,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 as of December 31, 2011, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

At December 31, 2011, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$415	$980	$20,447	$21,842
Interest on indebtedness	1,181	2,285	1,101	4,567
Line of credit	—	7,749	—	7,749

Total	$1,596	$11,014	$21,548	$34,158

Management expects that the Partnership’s cash balance at December 31, 2011, together with cash from operations, sales and financings, will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2011, the Partnership’s cash provided by operating activities totaled $2,123,000. Net income before depreciation and amortization (including amortization of loan fees) was $2,595,000. Other significant operational cash activities included an increase in deferred costs of $478,000 during 2011 which was primarily due to leasing commissions.

Investing Activities

During the year ended December 31, 2011, the Partnership’s cash used in investing activities totaled $924,000, which consisted entirely of additions to real estate investments for building and tenant improvements.

Financing Activities

During the year ended December 31, 2011, the Partnership’s cash used in financing activities totaled $600,000, which consisted of $170,000 in draws on the line of credit, $429,000 of principal payments on the note payable and $341,000 in deferred loan fees.

Cash Flows

During 2011, cash provided by operating activities was $2,123,000, as compared to cash provided by operating activities of $1,671,000 for the same period in 2010. The change was primarily due to a decrease in accounts receivable. During 2011, cash used in investing activities was $924,000, as compared to cash used in investing activities of $2,656,000 for the same period in 2010, due to higher real estate additions in 2010. During 2011, cash used in financing activities was $600,000, as compared to cash provided by financing activities of $1,094,000 for the same period in 2010. The change was primarily due to lower net draws on the line of credit and payment of deferred loan fees.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of the note payable with a fixed interest rate of 5.46% and the line of credit with a variable interest rate of 30-day LIBOR plus 3.00% (3.32% at December 31, 2011.)

	Expected Maturity Date
	2012	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$415	$477	$503	$532	$19,915	$21,842
Line of credit	—	7,749	—	—	—	7,749

	$415	$8,226	$503	$532	$19,915	$29,591

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $9,600, based upon the balances outstanding on variable rate instruments at December 31, 2011.

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

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Annual Report on Internal Control Over Financial Reporting” (“Management’s Report”), included in the financial statements included as an exhibit to this report.

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 68, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2011, all such ownership reports were filed on a timely basis.

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

During the years ended December 31, 2011 and 2010, no distributions were made by the Partnership to the General Partner. In both 2011 and 2010, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 11.22% of the Units. Other than fees to Glenborough LLC, in 2011 and 2010, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2011 and 2010.

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

Audit Fees

The Partnership was billed $116,000 for audit services rendered by its current principal accountant during both fiscal years ended December 31, 2011 and 2010.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current principal accountant during the fiscal years ended December 31, 2011 and 2010.

Tax Fees

The Partnership did not incur tax fees for services provided by its current principal accountant during the fiscal years ended December 31, 2011 and 2010.

All Other Fees

The Partnership did not incur any other fees for services provided by its current principal accountant during the fiscal years ended December 31, 2011 and 2010.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Partners’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011 and Notes thereto

(3)	Exhibits:

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004), is incorporated herein by reference.

(10.5)	First Amendment to the Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.6)	Second Amendment to the Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.7)	Third Amendment to the Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2010 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (filed as Exhibit 10.9 to the Partnership’s annual report on Form 10-K for the year ended December 31, 2009), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California Limited Partnership

	By:	Rancon Financial Corporation
a California corporation
its General Partner

Date: March 30, 2012	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 30, 2012	By:	/s/ Daniel L. Stephenson
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2011.

March 30, 2012

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund IV, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 30, 2012

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands, except units outstanding)

	2011	2010
Assets
Investments in real estate:
Rental properties	$65,714	$65,456
Accumulated depreciation	(22,757)	(20,509)

Rental properties, net	42,957	44,947

Cash and cash equivalents	2,624	2,025
Accounts receivable, net	130	206
Deferred costs, net of accumulated amortization of $1,917 and $1,629 as of December 31, 2011 and 2010, respectively	2,075	1,842
Prepaid expenses and other assets	1,784	1,620

Total assets	$49,570	$50,640

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,591	$29,850
Accounts payable and other liabilities	418	381
Tenant and building improvements payable	213	15
Prepaid rent	234	177

Total liabilities	30,456	30,423

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(864)	(853)
Limited partners, 65,819 limited partnership units outstanding as of December 31, 2011 and 2010	19,978	21,070

Total partners’ equity	19,114	20,217

Total liabilities and partners’ equity	$49,570	$50,640

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

(in thousands, except per unit amounts and units outstanding)

	2011	2010	2009

Operating revenue
Rental revenue and other	$8,027	$7,985	$7,680
Tenant reimbursements	1,072	1,087	993

Total operating revenue	9,099	9,072	8,673

Operating expenses
Property operating expenses	4,161	4,184	4,240
Depreciation and amortization	3,572	3,628	4,224
General and administrative	874	809	890

Total operating expenses	8,607	8,621	9,354

Operating income (loss)	492	451	(681)

Interest and other income	1	1	3
Interest expense (including amortization of loan fees)	(1,596)	(1,498)	(1,710)

Net loss	$(1,103)	$(1,046)	$(2,388)

Basic and diluted net loss per limited partnership unit	$(16.59)	$(15.74)	$(35.92)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2011, 2010 and 2009

(in thousands)

	General Partner	Limited Partners	Total

Balance (deficit) at December 31, 2008	$(819)	$24,470	$23,651

Net loss	(24)	(2,364)	(2,388)

Balance (deficit) at December 31, 2009	(843)	22,106	21,263

Net loss	(10)	(1,036)	(1,046)

Balance (deficit) at December 31, 2010	(853)	21,070	20,217

Net loss	(11)	(1,092)	(1,103)

Balance (deficit) at December 31, 2011	$(864)	$19,978	$19,114

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(1,103)	$(1,046)	$(2,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,572	3,628	4,224
Amortization of loan fees, included in interest expense	126	61	290
Changes in certain assets and liabilities:
Accounts receivable	76	(202)	84
Deferred costs	(478)	(384)	(792)
Prepaid expenses and other assets	(164)	(325)	68
Accounts payable and other liabilities	37	(34)	(70)
Prepaid rent	57	(27)	(77)

Net cash provided by operating activities	2,123	1,671	1,339

Cash flows from investing activities:
Additions to real estate investments	(924)	(2,656)	(2,548)

Net cash used in investing activities	(924)	(2,656)	(2,548)

Cash flows from financing activities:
Draws on line of credit	170	1,500	1,499
Payments on line of credit	—	—	(1,000)
Note payable principal payments	(429)	(406)	(385)
Payment of deferred loan fees	(341)	—	(28)

Net cash (used in) / provided by financing activities	(600)	1,094	86

Net increase (decrease) in cash and cash equivalents	599	109	(1,123)

Cash and cash equivalents at beginning of year	2,025	1,916	3,039

Cash and cash equivalents at end of year	$2,624	$2,025	$1,916

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,463	$1,434	$1,408

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$864	$915	$2,812

Write-off of fully amortized deferred costs	$298	$365	$997

Supplemental disclosure of non-cash investing activities:

Additions to real estate investments included in tenant and building improvements payable	$213	$15	$1,707

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres (unaudited) known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned either by the Partnership or Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2011, the Partnership has twelve properties which consisted of five office buildings, five retail buildings and two restaurants.

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

As of December 31, 2011, there were 65,819 Units outstanding.

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

December 31, 2011, 2010 and 2009

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

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2011 and 2010, and the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2011, 2010 and 2009. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. There was no impairment of rental properties for the years ended December 31, 2011, 2010 and 2009.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Fair Value of Investments

The Partnership has adopted policies related to the accounting for fair value measurements. The guidance related to accounting for fair value measurements defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

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

December 31, 2011, 2010 and 2009

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

Net Loss Per Limited Partnership Unit

Net loss per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net loss.

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method.

Net loss per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2011		2010		2009
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Loss (Income) Allocation:

Distributed income	$—	$—	$—	$—	$—	$—
Allocation of excess	(11)	(1,092)	(10)	(1,036)	(24)	(2,364)

Net loss	$(11)	$(1,092)	$(10)	$(1,036)	$(24)	$(2,364)

Weighted average number of limited partnership units outstanding during each year		65,819		65,819		65,819

Basic and diluted loss per limited partnership unit		$(16.59)		$(15.74)		$(35.92)

The calculation of net loss per Unit assumes that the loss otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation. The calculation of net loss per unit does not assume a liquidation in the periods presented and therefore the net loss per limited partner Unit may be less than what would be realized in a liquidation due to the requirement for the General Partner to restore deficits.

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net loss and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Concentration Risk

Two tenants (both educational institutions) represented 38% in aggregate of rental revenue for the years ended December 31, 2011 and 2010 and three tenants (private non-profits) represented 42% in aggregate of rental revenue for the year ended December 31, 2009. Each of these tenants is based in San Bernardino County.

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Land	$4,690	$4,690
Buildings	49,704	49,707
Building and tenant improvements	11,320	11,059

	65,714	65,456
Less: accumulated depreciation	(22,757)	(20,509)

Total rental properties, net	$42,957	$44,947

As of December 31, 2011, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

During the year ended December 31, 2011, fully depreciated building and tenant improvements of $864,000 were removed from the balances of such accounts.

Note 4.	LAND HELD FOR DEVELOPMENT

As of December 31, 2011, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). Annually the partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to impairment of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where the book value exceeds the estimated fair value. As a result of the analysis performed during 2008, the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value of zero and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Note 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Note payable collateralized by first deeds of trust on eight properties
(discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$21,842	$22,272
Line of credit	7,749	7,578

Total note payable and line of credit	$29,591	$29,850

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

On April 14, 2011, the line of credit agreement was modified to extend the maturity date to December 19, 2013 with two one year extension options. Under the terms of the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3.00% and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. As of December 31, 2011, $7,749,000 was outstanding under the line of credit. The note payable contains a debt service coverage ratio covenant.

The annual maturities of the Partnership’s note payable subsequent to December 31, 2011 are as follows (in thousands):

2012	$415
2013	477
2014	503
2015	532
2016	19,915

Total	$21,842

Note 6.	RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement (the “Agreement”) with Glenborough Properties L.P. (“Glenborough”) through December 31, 2011. Effective March 1, 2009 the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015 or earlier, until the completion of sale of all real property assets of the Partnership. On October 1, 2010, Glenborough Holdings, LLC, the parent company of Glenborough LLC, sold its ownership in Glenborough LLC to Glenborough Service, LP, together with ownership of the partnership, as described below. The terms and conditions of the Agreement remained unchanged. The Partnership continued to engage Glenborough LLC to perform services for the following fees:

	2011	2010	2009

(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$226,922	$211,000	$228,000

(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	37,058	72,000	37,000

(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	250,000	250,000	258,000

(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	172,531	97,000	273,000

(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—	—

(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	150,000	—	—

(vi) a development fee equal to 5% of the hard costs of the development project which was inlcuded in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5% in the aggregate, of the hard costs of the development fee project	—	—	—

(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	93,324	85,000	73,000

(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	27,960	26,000	18,000

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

As of December 31, 2009, Glenborough Fund XV LLC (“Fund XV”), an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units, all of which were purchased from unaffiliated third parties. As noted above, on October 1, 2010 Glenborough Holdings, the parent company of Fund XV, transferred all of its interest in the partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2011, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2011, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 8.	LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2020. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$7,152
2013	6,331
2014	5,430
2015	4,139
2016	2,512
Thereafter	5,235

Total	$30,799

Note 9.	TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation for the years ended December 31, 2011, 2010 and 2009 of the net loss income for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2011	2010	2009
Net loss as reported in the accompanying consolidated financial statements	$(1,103)	$(1,046)	$(2,388)
Financial reporting depreciation in excess of tax reporting depreciation*	1,137	1,175	1,927
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	87	(417)	90

Net income (loss) for federal income tax purposes*	$121	$(288)	$(371)

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Partners’ equity as reported in the accompanying consolidated financial statements	$19,114	$20,217
Provision for impairment of investments in real estate	9,668	9,668
Syndication costs*	314	314
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction *	11,296	10,072

Partners’ equity for federal income tax purposes*	$40,392	$40,271

*	Unaudited

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 10.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011

Operating Revenue
Rental revenue and other	$1,975	$1,980	$2,035	$2,037
Tenant reimbursements	236	265	297	274

Total operating revenue	2,211	2,245	2,332	2,311

Operating Expenses
Property operating	958	986	1,206	1,011
Depreciation and amortization	887	882	902	901
General and administrative	222	235	216	201

Total operating expenses	2,067	2,103	2,324	2,113

Operating income	144	142	8	198

Interest and other income	—	—	—	1
Interest expense	(373)	(400)	(415)	(408)

Net loss	$(229)	$(258)	$(407)	$(209)

Basic and diluted loss per limited partnership unit: *	$(3.45)	$(3.87)	$(6.12)	$(3.14)

Weighted average number of limited partnership units outstanding during each period	65,819	65,819	65,819	65,819

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to rounding.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over

Rental Properties:
Commercial Office - One Vanderbilt	(b	)	$572	$—	$7,452	$—	$572	$7,452	$8,024	$4,302	Nov-85	11/6/84	3-40 yrs.
Carnegie Business Center I	(a	)	380	—	5,249	—	380	5,249	5,629	3,316	Jul-86	11/6/84	3-40 yrs.
Northcourt Plaza (formerly known as IRC)	(a	)	608	—	10,086	—	946	9,748	10,694	3,416	Jan-96	6/26/87	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(1,678)	—	(196)	(1,482)	(1,678)	—
Vanderbilt Plaza	(a	)	511	—	14,376	—	511	14,376	14,887	4,755	Nov-03	11/6/84	40yrs.
North River Place	(a	)	219	—	13,015	—	219	13,015	13,234	1,432	Oct-06	11/6/84	40yrs.

Commercial Retail - Service Retail Center	(b	)	300	—	1,619	—	300	1,619	1,919	868	Jul-86	11/6/84	3-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail	(b	)	811	—	6,105	—	811	6,105	6,916	2,688	Feb-93	11/6/84	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)	—
TGI Friday’s	(b	)	181	1,624	14	—	181	1,638	1,819	610	N/A	2/28/97	40yrs.
Promo Retail II (formerly known as Circuit City)	(b	)	284	—	1,716	—	454	1,546	2,000	569	Jul-96	11/6/84	20-40yrs.
Mimi’s Café	(b	)	149	675	66	—	154	736	890	319	Jul-98	11/6/84	40yrs.
Palm Court Retail I	(b	)	194	617	66	—	194	683	877	232	Jul-98	11/6/84	40yrs.
Palm Court Retail II	(b	)	212	636	24	—	212	660	872	250	Jul-98	11/6/84	40yrs.

	29,591		4,421	3,552	57,741	—	4,690	61,024	65,714	22,757

Construction in progress - 1.6 acres	—		—	—	—	—	—	—	—	—

	—		—	—	—	—	—	—	—	—

Land held for development - 14.7 acres	—		2,750	—	4,925	—	7,407	268	7,675	—	N/A	11/6/84	N/A
Less: Provision for impairment of real estate	—		(2,750)	—	(4,925)	—	(7,407)	(268)	(7,675)	—

	—		—	—	—	—	—	—	—	—

	$29,591		$4,421	$3,552	$57,741	$—	$4,690	$61,024	$65,714	$22,757

The aggregate cost of land and buildings for federal income tax purposes is $84,615 (unaudited).

(a)	Carnegie Business Center I, Vanderbilt Plaza, Northcourt Plaza and North River Place are collateral for the debt of line of credit in the amount of $7,749.
(b)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Promotional Retail II, Mimi Café, Palm Court Retail I and II are collateral for debt in the aggregate amount of $21,842.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Investments in real estate:
Balance at beginning of year	$65,456	$65,407	$63,963
Additions during year	1,122	964	4,256
Write-off of fully depreciated rental property	(864)	(915)	(2,812)

Balance at end of year	$65,714	$65,456	$65,407

Accumulated Depreciation:

Balance at beginning of year	$20,509	$18,310	$17,358
Additions charged to expense	3,112	3,114	3,764
Write-off of fully depreciated rental property	(864)	(915)	(2,812)

Balance at end of year	$22,757	$20,509	$18,310

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004), is incorporated herein by reference.

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2010 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (filed as Exhibit 10.9 to the Partnership’s annual report on Form 10- K for the year ended December 31, 2009), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.