Form 10-Q
period 2012-03-31
RANCON REALTY FUND IV
filed 2012-05-15
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Investments in real estate:
Rental properties	$65,813	$65,714
Accumulated depreciation	(23,529)	(22,757)

Rental properties, net	42,284	42,957
Cash and cash equivalents	2,610	2,624
Accounts receivable, net	99	130
Deferred costs, net of accumulated amortization of $2,064 and $1,917 as of March 31, 2012 and December 31, 2011, respectively	2,216	2,075
Prepaid expenses and other assets	2,046	1,784

Total assets	$49,255	$49,570

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,480	$29,591
Accounts payable and other liabilities	368	418
Tenant and building improvements payable	224	213
Prepaid rent	255	234

Total liabilities	30,327	30,456

Commitments and contingent liabilities (Note 6)
Partners’ Equity (Deficit):
General Partner	(866)	(864)
Limited partners, 65,819 limited partnership units outstanding as of March 31, 2012 and December 31, 2011	19,794	19,978

Total partners’ equity	18,928	19,114

Total liabilities and partners’ equity	$49,255	$49,570

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenue
Rental revenue and other	$2,055	$1,975
Tenant reimbursements	278	236

Total operating revenue	2,333	2,211

Operating expenses
Property operating expenses	969	958
Depreciation and amortization	921	887
General and administrative	222	222

Total operating expenses	2,112	2,067

Operating income	221	144
Interest expense (including amortization of loan fees)	(407)	(373)

Net loss	$(186)	$(229)

Basic and diluted net loss per limited partnership unit	$(2.80)	$(3.45)

Weighted average number of limited partnership units outstanding	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2012

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2011	$(864)	$19,978	$19,114
Net loss	(2)	(184)	(186)

Balance (deficit) at March 31, 2012	$(866)	$19,794	$18,928

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(186)	$(229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	921	887
Amortization of loan fees, included in interest expense	41	9
Changes in certain assets and liabilities:
Accounts receivable	31	150
Deferred costs	(299)	(194)
Prepaid expenses and other assets	(262)	(271)
Accounts payable and other liabilities	(49)	(86)
Prepaid rent	21	8

Net cash provided by operating activities	218	274

Cash flows from investing activities:
Additions to real estate investments	(121)	(5)

Net cash used in investing activities	(121)	(5)

Cash flows from financing activities:
Note payable principal payments	(111)	(105)

Net cash used in financing activities	(111)	(105)

Net (decrease) increase in cash and cash equivalents	(14)	164
Cash and cash equivalents at beginning of period	2,624	2,025

Cash and cash equivalents at end of period	$2,610	$2,189

Supplemental disclosure of cash flow information:
Cash paid for interest	$367	$365

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$32	$338

Write-off of fully amortized deferred costs	$11	$103

Additions to Real Estate	$11	$—

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

As of March 31, 2012, there were 65,819 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2012 and December 31, 2011, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2012 and 2011. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2012 and December 31, 2011, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011, and the consolidated statement of partners’ equity for the three months ended March 31, 2012.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value to the extent the carrying value is greater than the undiscounted future cash flows excluding interest. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually.

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

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2012		March 31, 2011
	General Partner	Limited Partners	General Partner	Limited Partners
Loss allocation:
Net loss	$(2)	$(184)	$(2)	$(227)
Weighted average number of limited partnership units outstanding during each period		65,819		65,819

Basic and diluted loss per limited partnership unit		$(2.80)		$(3.45)

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

Concentration Risk

Two tenants (both educational institutions) represented a combined 38% of rental revenue for both the three months ended March 31, 2012 and 2011.

Reference to 2011 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2011 audited consolidated financial statements on Form 10-K.

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Land	$4,690	$4,690
Buildings	49,704	49,704
Building and tenant improvements	11,419	11,320

	65,813	65,714
Less: accumulated depreciation	(23,529)	(22,757)

Total rental properties, net	$42,284	$42,957

As of March 31, 2012, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$21,731	$21,842
Line of credit	7,749	7,749

Total note payable and line of credit	$29,480	$29,591

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets. The note payable contains a debt service coverage ratio covenant.

The line of credit is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and has a total availability of $15,000,000 and an interest rate of 30-day LIBOR plus 3.00%. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The partnership is in compliance with the debt covenants.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of March 31, 2012, are as follows (in thousands).

2012	$304
2013	477
2014	503
2015	532
2016	19,915

Total	$21,731

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

	Three Months Ended
	March 31, 2012	March 31, 2011
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$56,000	$58,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	8,000	14,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	63,000	63,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	96,000	69,000
(v) a sales fee of 1% for all properties	—	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	—	—
(viii) a development fee equal to 5% of the hard costs of the development project, excluding the cost of the land, which would be included in construction in progress and/or rental properties on the accompanying consolidated balance sheets, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	24,000	23,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	7,000	7,000

As noted above, on October 1, 2010, Glenborough Holdings transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity through its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of March 31, 2012, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2012, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2011 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2012, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

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

		554,764

As of March 31, 2012, the weighted average occupancy of the twelve properties was 71%.

Promotional Retail Center II is currently unoccupied. The former tenant that occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center II, filed for bankruptcy in November 2008 and vacated the building in March 2009. North River Place, which was placed into service in January 2009, is 44% occupied as of March 31, 2012. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of March 31, 2012, we owned approximately 14.7 acres of unimproved land.

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

Results of Operations

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011.

Revenue

Rental revenue and other increased $80,000, or 4% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due primarily to increased occupancy at Vanderbilt Plaza and Northcourt Plaza. Vanderbilt Plaza had a $75,000 increase in rental revenue primarily due to an increase in occupancy from 72% to 92%. Northcourt Plaza had a $34,000 increase in rental revenue due to an increase in occupancy from 49% to 53%. These increases were partially offset by lower revenue at Service Retail which declined by $29,000 due to a decrease in occupancy from 77% to 54%.

Tenant reimbursements increased by $42,000 or 18% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due primarily to higher reimbursements for taxes at Promotional Retail and TGI Fridays.

Expenses

Property operating expenses increased minimally by $11,000, or 1%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This increase was primarily due to higher earthquake insurance premiums across all properties which in aggregate were $10,000 higher for the three months ended March 31, 2012 than the three months ended March 31, 2011.

Depreciation and amortization increased $34,000 or 4% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This increase was primarily due to the depreciation and amortization associated with assets placed into service at Vanderbilt Plaza and One Vanderbilt during 2011.

General and administrative expenses were flat for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest expense increased $34,000, or 9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase is due to higher borrowings under the line of credit and higher amortization of loan fees. The average balance on the line of credit for the three months ended March 31, 2012 was $7,749,000 compared to $7,579,000 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we have cash and cash equivalents of $2,610,000.

As of March 31, 2012, our primary liability is a note payable of approximately $21,731,000, collateralized by properties with an aggregate net carrying value of approximately $13,640,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which as of March 31, 2012 is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000. The line of credit required monthly interest-only payments and bore variable interest at the 30-day LIBOR plus 3.00% (3.25% at March 31, 2012). As of March 31, 2012, $7,749,000 was outstanding under the line of credit. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, we must meet several conditions precedent, including a specified loan to value ratio.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2012, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the three months ended March 31, 2012, cash provided by operating activities was $217,000, as compared to $274,000 for the same period in 2011. The change was primarily due to changes in cash flows related to certain assets and liabilities, primarily accounts receivable and deferred costs, partially offset by prepaid rents and accounts payable. For the three months ended March 31, 2012, cash used in investing activities was $120,000, as compared to $5,000 for the same period in 2011. The change was due to higher capital expenditures in the first quarter of 2012 as compared to the first quarter of 2011. For the three months ended March 31, 2012, cash used in financing activities was $111,000 as compared to $105,000 for the same period in 2011, representing principal payments on the note payable.

Our expectation is that cash and cash equivalents as of March 31, 2012, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of March 31, 2012, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$460	$998	$20,273	$21,731
Interest on indebtedness	1,175	2,272	823	4,270
Line of credit	—	7,749	—	7,749

Total	$1,635	$11,019	$21,096	$33,750

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2013 and variable interest rate of 3.25% as of March 31, 2012. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$304	$477	$503	$532	$19,915	$21,731
Line of credit	$—	$7,749	$—	$—	$—	$7,749

As of March 31, 2012, we had cash and cash equivalents of $2,610,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV, a California limited partnership

By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: May 15, 2012	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 15, 2012	By:	/s/ Daniel L. Stephenson
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