Form 10-Q
period 2012-06-30
RANCON REALTY FUND IV
filed 2012-08-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Investments in real estate:
Rental properties	$63,889	$65,714
Accumulated depreciation	(22,260)	(22,757)

Rental properties, net	41,629	42,957

Cash and cash equivalents	2,851	2,624
Accounts receivable, net	168	130
Deferred costs, net of accumulated amortization of $2,047 and $1,917 as of June 30, 2012 and December 31, 2011, respectively	2,336	2,075
Prepaid expenses and other assets	1,796	1,784

Total assets	$48,780	$49,570

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,367	$29,591
Accounts payable and other liabilities	336	418
Tenant and building improvements payable	—	213
Prepaid rent	390	234

Total liabilities	30,093	30,456

Commitments and contingent liabilities (Note 6)

Partners’ Equity (Deficit):
General Partner	(868)	(864)
Limited partners, 65,819 limited partnership units outstanding as of June 30, 2012 and December 31, 2011	19,555	19,978

Total partners’ equity	18,687	19,114

Total liabilities and partners’ equity	$48,780	$49,570

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue
Rental revenue and other	$2,010	$1,980	$4,065	$3,954
Tenant reimbursements	209	265	487	501

Total operating revenue	2,219	2,245	4,552	4,455

Operating expenses
Property operating expenses	936	986	1,905	1,944
Depreciation and amortization	889	882	1,810	1,768
General and administrative	230	235	452	457

Total operating expenses	2,055	2,103	4,167	4,169

Operating income	164	142	385	286
Interest expense (including amortization of loan fees)	(405)	(400)	(812)	(773)

Net loss	$(241)	$(258)	$(427)	$(487)

Basic and diluted net loss per limited partnership unit	$(3.62)	$(3.87)	$(6.42)	$(7.32)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2012

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2011	$(864)	$19,978	$19,114
Net loss	(4)	(423)	(427)

Balance (deficit) at June 30, 2012	$(868)	$19,555	$18,687

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(427)	$(487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,810	1,768
Amortization of loan fees, included in interest expense	81	45
Changes in certain assets and liabilities:
Accounts receivable	(38)	161
Deferred costs	(582)	(305)
Prepaid expenses and other assets	(12)	(7)
Accounts payable and other liabilities	(82)	(57)
Prepaid rent	156	(7)

Net cash provided by operating activities	906	1,111

Cash flows from investing activities:
Additions to real estate investments	(455)	(510)

Net cash used in investing activities	(455)	(510)

Cash flows from financing activities:
Note payable principal payments	(224)	(212)
Draws on line of credit	—	170
Payment of deferred loan fees	—	(341)

Net cash used in financing activities	(224)	(383)

Net increase in cash and cash equivalents	227	218
Cash and cash equivalents at beginning of period	2,624	2,025

Cash and cash equivalents at end of period	$2,851	$2,243

Supplemental disclosure of cash flow information:
Cash paid for interest	$733	$728

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$2,067	$535

Write-off of fully amortized deferred costs	$191	$161

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

As of June 30, 2012, there were 65,819 Units (“Units”) outstanding.

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

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2012 and December 31, 2011, and the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2012 and 2011, the consolidated statement of partners’ equity for the six months ended June 30, 2012, and cash flows of the Partnership for the six months ended June 30, 2012 and 2011. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2012 and December 31, 2011, and the related consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the consolidated statements of partners’ equity for the six months ended June 30, 2012, and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the six months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Loss allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Net loss	$(2)	$(239)	$(3)	$(255)	$(4)	$(423)	$(5)	$(482)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819

Basic and diluted loss per limited partnership unit		$(3.62)		$(3.87)		$(6.42)		$(7.32)

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

Concentration Risk

One tenant (an educational institution) represented 22% of rental revenue for the six months ended June 30, 2012. Two tenants (both educational institutions) represented a combined 37% of rental revenue for the six months ended June 30, 2011.

Reference to 2011 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2011 audited consolidated financial statements on Form 10-K.

NOTE 3.    INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$4,690	$4,690
Buildings	49,704	49,704
Building and tenant improvements	9,495	11,320

	63,889	65,714
Less: accumulated depreciation	(22,260)	(22,757)

Total rental properties, net	$41,629	$42,957

As of June 30, 2012, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4.     NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$21,618	$21,842
Line of credit	7,749	7,749

Total note payable and line of credit	$29,367	$29,591

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets. The note payable contains a debt service coverage ratio covenant.

The line of credit is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and has a total availability of $15,000,000 and an interest rate of 30-day LIBOR plus 3.00%. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. The line of credit has a maturity date of December 19, 2013 with two one year extension options. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants.

The required principal payments on the Partnership’s note payable for the next five years, as of June 30, 2012, are as follows (in thousands).

2012	$191
2013	477
2014	503
2015	532
2016	19,915

Total	$21,618

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

	Six Months Ended
	June 30, 2012	June 30, 2011
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$112,000	$110,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	29,000	14,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	125,000	125,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	186,000	121,000
(v) a sales fee of 1% for all properties	—	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	—	150,000
(viii) a development fee equal to 5% of the hard costs of the development project, excluding the cost of the land, which would be included in construction in progress and/or rental properties on the accompanying consolidated balance sheets, the development fee and the	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	49,000	47,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	14,000	14,000

As noted above, on October 1, 2010, Glenborough Holdings transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of June 30, 2012, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2012, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2012, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

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

		554,764

For the six months ended June 30, 2012, the weighted average occupancy of the twelve properties was 71%.

Promotional Retail Center II is currently unoccupied. The former tenant, which occupied 100% of the Partnership’s 39,123 square foot Promotional Retail Center II, filed for bankruptcy in November 2008 and vacated the building in March 2009. North River Place, which was placed into service in January 2009, is 44% occupied as of June 30, 2012. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of June 30, 2012, we owned approximately 14.7 acres of unimproved land.

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

Results of Operations

Comparison of the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011.

Revenue

Rental revenue and other increased $30,000, or 2%, and $111,000 or 3%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. These relatively small increases were due to lease renewals and expansions. Vanderbilt Plaza had 92% occupancy for the first half of 2012 compared to 82% occupancy for the first half of 2011. That increase in occupancy lead to a rental revenue increase of $65,000, or 12%, and $141,000, or 14%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. An occupancy increase at Northcourt Plaza to 54% throughout the first half of 2012 from 49% for the first half of 2011 resulted in an increase in rental revenue of $20,000 and $54,000 for the three and six month periods, respectively. These increases were offset by occupancy reductions in other buildings, primarily One Vanderbilt which was 79% occupied at the end of the first half of 2012 compared to 100% occupied at the end of the first half of 2011, resulting in a reduction of $56,000, or 14%, and $71,000, or 9%, for the three and six month periods, respectively.

Tenant reimbursements decreased $56,000, or 21%, and $14,000, or 3%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. The lower reimbursements were due to adjusting the reimbursement amounts to reflect the latest estimate of operating expenses (see further discussion below) and the lower occupancy at One Vanderbilt.

Expenses

Property operating expenses decreased $50,000, or 5%, and $39,000, or 2%, for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. These decreases were the result of lower repairs and maintenance costs, lower utility costs, and prior year property tax refunds resulting from tax appeals which were received in the second quarter of 2012. These were partially offset by increases in association dues and earthquake insurance costs.

Depreciation and amortization increased $7,000, or 1%, and $42,000, or 2%, for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, respectively. These small increases were the result of new assets being placed into service.

General and administrative expenses decreased $5,000, or 2%, and $5,000, or 1%, for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, respectively. The decrease for both periods is due to lower legal expenses associated with the SBX light rail project which were partially offset by increased investor relations expense.

Interest expense increased $5,000 or 1%, and $39,000, or 5%, for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, respectively, due to higher borrowings under the Line of Credit.

Liquidity and Capital Resources

As of June 30, 2012, we have cash and cash equivalents of $2,851,000.

As of June 30, 2012, our primary liability is a note payable of approximately $21,618,000, collateralized by properties with an aggregate net carrying value of approximately $13,607,575. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which as of June 30, 2012 is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 3.00% (3.25% at June 30, 2012). As of June 30, 2012, $7,749,000 was outstanding under the line of credit. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, we must meet several conditions precedent, including a specified loan to value ratio.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2012, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the six months ended June 30, 2012, cash provided by operating activities was $906,000, as compared to cash provided by operating activities of $1,111,000 for the same period in 2011. The change was due to changes in cash flows related to certain assets and liabilities, primarily deferred costs, accounts receivable and prepaid rents. For the six months ended June 30, 2012, cash used in investing activities was $455,000, as compared to cash used in investing activities of $510,000 for the same period in 2011. The change was due to lower capital expenditures. For the six months ended June 30, 2012, cash used in financing activities was $224,000, as compared to cash used in financing activities of $383,000 for the same period in 2011 due to the payment of loan fees, net of a draw on the line of credit.

Our expectation is that cash and cash equivalents as of June 30, 2012, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of June 30, 2012, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$466	$1,012	$20,140	$21,618
Interest on indebtedness	1,169	2,258	547	3,974
Line of credit	—	7,749	—	7,749

Total	$1,635	$11,019	$20,687	$33,341

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2013 and variable interest rate of 3.25% as of June 30, 2012. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$191	$477	$503	$532	$19,915	$21,618
Line of credit	$—	$7,749	$—	$—	$—	$7,749

As of June 30, 2012, we had cash and cash equivalents of $2,851,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 14, 2012	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 14, 2012	By:	/s/ Daniel L. Stephenson
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