Form 10-Q
period 2012-09-30
RANCON REALTY FUND IV
filed 2012-11-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Investments in real estate:
Rental properties	$64,086	$65,714
Accumulated depreciation	(22,965)	(22,757)

Rental properties, net	41,121	42,957

Cash and cash equivalents	2,800	2,624
Accounts receivable, net	250	130
Deferred costs, net of accumulated amortization of $1,751 and $1,918 as of September 30, 2012 and December 31, 2011, respectively	2,183	2,075
Prepaid expenses and other assets	2,361	1,784

Total assets	$48,715	$49,570

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,253	$29,591
Accounts payable and other liabilities	677	418
Tenant and building improvements payable	—	213
Prepaid rent	227	234

Total liabilities	30,157	30,456

Commitments and contingent liabilities (Note 6)

Partners’ Equity (Deficit):
General Partner	(862)	(864)
Limited partners, 65,819 limited partnership units outstanding as of September 30, 2012 and December 31, 2011	19,420	19,978

Total partners’ equity	18,558	19,114

Total liabilities and partners’ equity	$48,715	$49,570

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue
Rental revenue and other	$1,988	$2,035	$6,053	$5,989
Tenant reimbursements	341	297	828	799

Total operating revenue	2,329	2,332	6,881	6,788

Operating expenses
Property operating expenses	1,225	1,206	3,130	3,150
Depreciation and amortization	847	902	2,657	2,671
General and administrative	196	216	648	674

Total operating expenses	2,268	2,324	6,435	6,495

Operating income	61	8	446	293
Interest and other income	12	—	12	1
Interest expense (including amortization of loan fees)	(404)	(415)	(1,216)	(1,188)

Loss before gain on sale of property	(331)	(407)	(758)	(894)

Gain on sale of property	202	—	202	—

Net Loss	$(129)	$(407)	$(556)	$(894)

Basic and diluted net loss per limited partnership unit	$(2.07)	$(6.12)	$(8.48)	$(13.45)

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2012

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2011	$(864)	$19,978	$19,114
Net income (loss)	2	(558)	(556)

Balance (deficit) at September 30, 2012	$(862)	$19,420	$18,558

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(556)	$(894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	(202)	—
Depreciation and amortization	2,657	2,671
Amortization of loan fees, included in interest expense	123	86
Changes in certain assets and liabilities:
Accounts receivable	(120)	8
Deferred costs	(591)	(342)
Prepaid expenses and other assets	(577)	(333)
Accounts payable and other liabilities	259	199
Prepaid rent	(7)	(86)

Net cash provided by operating activities	986	1,309

Cash flows from investing activities:
Additions to real estate investments	(714)	(617)
Proceeds from sale of land	242	—

Net cash used in investing activities	(472)	(617)

Cash flows from financing activities:
Note payable principal payments	(338)	(320)
Draws on line of credit	—	170
Payment of deferred loan fees	—	(342)

Net cash used in financing activities	(338)	(492)

Net increase in cash and cash equivalents	176	200
Cash and cash equivalents at beginning of period	2,624	2,025

Cash and cash equivalents at end of period	$2,800	$2,225

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,098	$1,097

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$2,089	$826

Write-off of fully amortized deferred costs	$649	$295

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

As of September 30, 2012, there were 65,819 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2012 and December 31, 2011, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2012 and 2011, the consolidated statement of partners’ equity for the nine months ended September 30, 2012, and cash flows of the Partnership for the nine months ended September 30, 2012 and 2011. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2012 and December 31, 2011, and the related consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the consolidated statement of partners’ equity for the nine months ended September 30, 2012 and the consolidated statement of cash flows for the nine months ended September 30, 2012 and 2011.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended					For the nine months ended
	September 30, 2012		September 30, 2011			September 30, 2012		September 30, 2011
	General Partner	Limited Partners	General Partner		Limited Partners	General Partner	Limited Partners	General Partner		Limited Partners
Loss allocation:
Net income (loss)	$7	$(136)		$(4)	$(403)	$2	$(558)		$(9)	$(885)
Weighted average number of limited partnership units outstanding during each period		65,819			65,819		65,819			65,819
Basic and diluted loss per limited partnership unit		$(2.07)			$(6.12)		$(8.48)			$(13.45)

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

Concentration Risk

Two tenants (both educational institutions) represented a combined 23% and 32% of rental revenue for the nine months ended September 30, 2012 and 2011 respectively.

Reference to 2011 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2011 annual report on Form 10-K.

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$4,650	$4,690
Buildings	49,704	49,704
Building and tenant improvements	9,732	11,320

	64,086	65,714
Less: accumulated depreciation	(22,965)	(22,757)

Total rental properties, net	$41,121	$42,957

As of September 30, 2012, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

In September 2012, the Partnership sold, in an all cash transaction, approximately 11,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-city project. Land with a basis of $40,000 was sold for total consideration of $246,000. Costs related to the sale included $4,000 in sale fees. A gain on the sale of property of

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

$202,000 was allocated to the affected properties on a prorata basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 13,000 square feet of land for six months starting in August 2012 to be used for construction staging with consideration of $2,000 per month.

NOTE 4.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$21,504	$21,842
Line of credit	7,749	7,749

Total note payable and line of credit	$29,253	$29,591

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets. The note payable contains a debt service coverage ratio covenant.

The line of credit is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and has a total availability of $15,000,000 and an interest rate of 30-day LIBOR plus 3.00%, 3.25% at September 30, 2012. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. The line of credit has a maturity date of December 19, 2013 with two one-year extension options. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of September 30, 2012, are as follows (in thousands).

2012	$77
2013	477
2014	503
2015	532
2016	19,915

Total	$21,504

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Nine Months Ended
	September 30, 2012	September 30, 2011
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$159,000	$169,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	29,000	14,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	187,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	195,000	131,000
(v) a sales fee of 1% for all properties, which were included in net gain on sale of property	3,000	—
(vi) a financing services fee of 1% of the gross loan amount which is included in deferred costs on the accompanying consolidated balance sheets	—	150,000
(viii) a development fee equal to 5% of the hard costs of the development project, excluding the cost of the land, which would be included in construction in progress and/or rental properties on the accompanying consolidated balance sheets, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	73,000	70,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	21,000	21,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of September 30, 2012, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2012, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of September 30, 2012, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

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

		554,764

As of September 30, 2012, the weighted average occupancy of the twelve properties was 71%.

Land

As of September 30, 2012, we owned approximately 14.7 acres of unimproved land.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011.

Revenue

Rental revenue and other decreased $47,000, or 2%, and increased $64,000, or 1%, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively. The decrease in rental revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is related to slightly reduced renewal rental rates. The slight increase in rental revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is related to increased occupancy. Occupancy increased from 69% for the first nine months of 2011 to 71% for the first nine months of 2012.

Tenant reimbursements increased $44,000, or 15%, and $29,000, or 4%, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively. These increases are due primarily to increased after-hours HVAC requests from tenants.

In September 2012, the Partnership sold, in an all cash transaction, approximately 11,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-city project. Total consideration for the land was $246,000. Costs related to the sale included $4,000 in sale fees. A gain on the sale of property of $202,000 was allocated to the affected properties on a prorata basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 13,000 square feet of land for six months for $2,000 per month starting in August 2012 to be used for construction staging.

Other income was $12,000 in the three and nine months ended September 30, 2012 compared to no other income for the same periods ended September, 30 2011. This other income was comprised of $12,000 cost reimbursements to offset some of the fund’s expenses associated with the SBX transaction.

Expenses

Property operating expenses increased $19,000, or 2%, for the three months ended September 30, 2012 and decreased $20,000 or 1% for the nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, respectively. The relatively small current quarter increase was primarily the result of increased earthquake insurance premiums and utility expense. The year-to-date decrease was primarily the result of prior year tax refunds which were received in the second quarter of 2012.

Depreciation and amortization decreased $55,000, or 6%, and $14,000, or 1% for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, respectively. These relatively small decreases were primarily due to the disposal of fully depreciated assets.

General and administrative expenses decreased $20,000, or 9%, and $26,000 or 4% for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, respectively. The decrease is primarily due to lower legal expenses associated with the SBX bus project.

Interest expense decreased $11,000 or 3%, and increased $28,000 or 2% for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, respectively. The decrease in interest expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to a lower principle balance on the note payable. The increase in interest expense was due to a higher balance on the line of credit as the average balance outstanding on the line of credit for the nine months ended September 30, 2012 was $7,749,000, compared to $7,673,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we have cash and cash equivalents of $2,800,000.

As of September 30, 2012, our primary liability is a note payable of approximately $21,504,000, collateralized by properties with an aggregate net carrying value of approximately $13,461,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

We have a line of credit, which as of September 30, 2012 is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000. The line of credit requires monthly interest only payments and bears variable interest at the 30-day LIBOR plus 3.00% (3.25% at September 30, 2012). As of September 30, 2012, $7,749,000 was outstanding under the line of credit. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, we must meet several conditions precedent, including a specified loan to value ratio.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2012, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the nine months ended September 30, 2012, cash provided by operating activities was $986,000, as compared to cash provided by operating activities of $1,309,000 for the same period in 2011. This change was due to changes in cash flows related to certain assets and liabilities, primarily deferred costs, and prepaid expenses, and was partially offset by changes in accounts payable and prepaid rents. For the nine months ended September 30, 2012, cash used in investing activities was $472,000, as compared to cash used in investing activities of $617,000 for the same period in 2011. The change was due to proceeds from the sale of land to SANBAG for the SBX bus line. For the nine months ended September 30, 2012, cash used in financing activities was $338,000, as compared to cash used in financing activities of $492,000 for the same period in 2011 due to the payment of loan fees, net of a draw on the line of credit in 2011.

Our expectation is that cash and cash equivalents as of September 30, 2012, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. In September 2012, the Partnership sold approximately 11,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-city project. Net cash provided to the Partnership from this transaction was $242,000, including a gain on the sale of the land of $202,000. Other sources of funds may include permanent financing, draws on the line of credit and property sales. Cash generated from property sales is generally added to our cash reserves, pending use in leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of September 30, 2012, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$472	$1,026	$20,006	$21,504
Interest on indebtedness	1,162	2,244	273	3,679
Line of credit	—	7,749	—	7,749

Total	$1,634	$11,019	$20,279	$32,932

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2013 and variable interest rate of 3.25% as of September 30, 2012.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$77	$477	$503	$532	$19,915	$21,504
Line of credit	$—	$7,749	$—	$—	$—	$7,749

As of September 30, 2012, we had cash and cash equivalents of $2,800,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV, a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 14, 2012	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 14, 2012	By:	/s/ Daniel L. Stephenson
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