Form 10-K
period 2012-12-31
RANCON REALTY FUND IV
filed 2013-03-29
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2012

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

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to third parties by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned by either the Partnership or Fund V. As of December 31, 2012, the Partnership has twelve properties consisting of five office buildings and seven retail buildings. The Partnership’s properties are more fully described in Item 2.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance policies insuring the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West, which in the aggregate consist of approximately 24.5 million square feet of office space. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2012 market view report from an independent broker the overall vacancy rate was 21% within the Inland Empire East market as of December 31, 2012.

As of December 31, 2012, the Partnership owned twelve rental properties and approximately 14.7 acres of unimproved land.

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

		554,765

The five office properties totaling approximately 399,000 square feet are 79% occupied, and the seven retail properties totaling approximately 155,000 square feet are 54% occupied as of December 31, 2012.

As of December 31, 2012, one tenant, an educational institution, occupying approximately 94,000 square feet of the 555,000 total rentable square feet accounted for approximately 23% of rental revenue generated in 2012.

Occupancy rates for the Partnership’s properties for each of the five years ended December 31, 2012 were as follows:

	2012	2011	2010	2009	2008
One Vanderbilt	94%	100%	100%	86%	74%
Carnegie Business Center I	100%	100%	100%	100%	100%
Service Retail Center	56%	54%	77%	72%	89%
Promotional Retail Center	63%	63%	63%	63%	63%
Northcourt Plaza	53%	53%	49%	0%	100%
TGI Friday’s	100%	100%	100%	100%	100%
Promotional Retail Center II	17%	0%	0%	0%	100%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail I	82%	30%	30%	70%	100%
Palm Court Retail II	100%	100%	100%	100%	100%
Vanderbilt Plaza	92%	92%	79%	90%	90%
North River Place (commenced operations in January 2009)	44%	44%	44%	44%	N/A
Weighted average occupancy	72%	71%	68%	62%	88%

Management is actively marketing the vacant space in all of the buildings for lease.

The annual effective rents per square foot for each of the five years ended December 31, 2012 were as follows:

	2012	2011	2010	2009	2008
One Vanderbilt	$17.74	$18.96	$22.26	$19.68	$22.32
Carnegie Business Center I	$19.50	$18.95	$18.50	$17.96	$17.44
Service Retail Center	$18.87	$16.78	$19.03	$17.40	$21.13
Promotional Retail Center	$13.45	$13.26	$12.24	$13.90	$13.39
Northcourt Plaza	$19.59	$15.89	$18.20	$0.00	$17.19
TGI Friday’s	$21.57	$21.57	$19.17	$19.17	$19.17
Promotional Retail Center II	$0.00	$0.00	$0.00	$0.00	$16.19
Mimi’s Café	$16.67	$16.67	$16.67	$16.67	$14.81
Palm Court Retail I	$24.94	$22.09	$22.09	$28.19	$25.50
Palm Court Retail II	$20.18	$20.18	$20.18	$20.18	$22.38
Vanderbilt Plaza	$21.11	$23.97	$24.45	$24.81	$23.89
North River Place (commenced operations January 2009)	$29.44	$28.45	$27.43	$12.42	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December monthly rental income by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2012:

Collateral	Eight properties (discussed below)	Carnegie Business Center, Vanderbilt Plaza, Northcourt, and North River
Form of debt	Note payable	Line of credit
Availability	—	$15,000,000
Outstanding balance	$21,388,000	$7,749,000
Interest Rate	5.46%	variable
Monthly payment	$136,000	Interest only
Original Maturity date	1/1/2016	12/19/2010
Extended Maturity date	N/A	12/19/2013

On April 14, 2011, we modified the line of credit agreement to extend the maturity date to December 19, 2013 with two one year extension options. Under the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3%, and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. Management is in compliance as of 2012 to support a one year extension and anticipates that such extension will be sought in late 2013.

Land

As of December 31, 2012, the Partnership owned approximately 14.7 acres of unimproved land. This land was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board (“SARWQCB”), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City’s installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill. All controlled wells are in compliance with County standards. Presently, the Partnership does not have any plans to develop or sell this site. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Holders

As of December 31, 2012, there were 6,449 holders of Units.

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

Cash From Sales or Refinancing is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after redemption of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. Distributions of Cash From Sales or Refinancing are generally allocated as follows: (i) first, 1% to the General Partner and 99% to the limited partners until the limited partners have received an amount equal to their capital contributions, plus a 12% return on their unreturned capital contributions (less prior distributions of Cash from Operations); (ii) second, to limited partners who purchased their Units of limited partnership interest prior to April 1, 1985, to the extent they receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 9%, 6% or 3% (calculated through October 31, 1985); and (iii) third, 20% to the General Partner and 80% to the limited partners. A more detailed statement of these distribution policies is set forth in the Partnership Agreement.

There were no distributions during 2012 or 2011.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2012 (in thousands, except per unit of limited partnership interest data):

	2012	2011	2010	2009	2008
Operating revenue	$9,068	$9,099	$9,072	$8,673	$9,596
Gain on sale of land	$202	$—	$—	$—	$—
Net (loss) income	$(920)	$(1,103)	$(1,046)	$(2,388)	$49
Net (loss) income allocable to limited partners	$(919)	$(1,092)	$(1,036)	$(2,364)	$44
Net loss per limited partnership unit	$(13.96)	$(16.59)	$(15.74)	$(35.92)	$(2.43)
Total assets	$47,962	$49,570	$50,640	$52,345	$53,059
Long-term obligations	$29,137	$29,591	$29,850	$28,756	$28,642
Cash distributions per limited partnership unit	$—	$—	$—	$—	$31.74

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU, in the above table, for the year ended December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Overview

Leasing

During 2012, management executed six new leases totaling 53,866 square feet of space and renewed and/or expanded seven leases totaling 66,881 square feet.

Promotional Retail Center II was temporarily leased during 2012 but is currently unoccupied. The former tenant, which occupied 100% of the 39,123 square feet, filed for bankruptcy in November 2008 and vacated the building in March 2009. Management is actively marketing the vacant space in all of the buildings for lease.

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenue

Both rental revenue and other tenant reimbursements revenue varied only slightly when comparing results for the year ended December 31, 2012 to the year ended December 31, 2011. Rental revenue and other increased by $37,000, or less than 1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Tenant reimbursements decreased by $68,000, or 6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to lower tenant reimbursement of operating expenses.

In September 2012, the Partnership sold, in an all cash transaction, approximately 11,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Total consideration for the land was $246,000. Costs related to the sale included $4,000 in sale fees. A gain on the sale of property of $202,000 was allocated to the affected properties on a pro rata basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 13,000 square feet of land to be used for construction staging for six months for $2,000 per month starting in August.

Interest and other income was $12,000 for the year ended December 31, 2012 compared to $1,000 for the year ended December 31, 2011. The 2012 other income was comprised of cost reimbursements to offset some of the Partnership’s expenses associated with the SBX transaction.

Expenses

Property operating costs increased slightly by $34,000, or 1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Depreciation and amortization decreased slightly by $45,000, or 1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.

General and administrative expense decreased $13,000, or 1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to decreases in legal fees associated with the SBX light rail project. These decreases were partially offset by costs associated with complying with SEC filing requirements.

Non-operating income / expenses

Interest expense increased by $23,000, or 1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase is due to increased average balances on the line of credit and increased amortization of loan fees due to the costs incurred with the 2011 modification and extension of the line of credit.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenue

Both rental revenue and other and tenant reimbursements revenue varied only slightly when comparing results for the year ended December 31, 2011 to the year ended December 31, 2010. Rental revenue and other increased by $42,000, or 1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Tenant reimbursements decreased by $15,000, or 1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

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

Non-operating income / expenses

Interest expense increased $98,000, or 7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to higher borrowings under the line of credit and increased amortization of loan fees due to costs incurred with the 2011 modification and extension of the line of credit.

Liquidity and Capital Resources

As of December 31, 2012, the Partnership had cash and cash equivalents of $2,856,000.

The Partnership’s primary liability at December 31, 2012 is a note payable of approximately $21,388,000, collateralized by properties with an aggregate net carrying value of approximately $12,590,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

On April 14, 2011, we modified the line of credit agreement to extend the maturity date to December 19, 2013 with two one year extension options. Under the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3%, and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. As of December 31, 2012, $7,749,000 was outstanding on the line of credit and accrued interest of $26,000. Management is in compliance as of 2012 to support a one year extension and anticipates that such extension will be sought in late 2013.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 as of December 31, 2012, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

At December 31, 2012, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$438	$1,035	$19,915	$21,388
Interest on indebtedness	1,181	2,285	1,101	4,567
Line of credit	7,749	—	—	7,749

Total	$9,368	$3,320	$21,016	$33,704

Management expects that the Partnership’s cash balance at December 31, 2012, together with cash from operations, sales and financings, will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Cash Flows

During 2012, cash provided by operating activities was $1,446,000, as compared to cash provided by operating activities of $2,123,000 for the same period in 2011. The change was primarily due to increases in prepaid expenses and deferred costs. During 2012, cash used in investing activities was $760,000 as compared to cash used in investing activities of $924,000 for the same period in 2011, primarily due to the 2012 proceeds from the sale of land of $242,000. For the year ended December 31, 2012, cash used in financing activities was $454,000 compared to cash used in financing activities of $600,000 for the same period in 2011, primarily due to payment of loan fees in 2011 for the line of credit.

Operationally, our primary source of funds consists of cash provided by rental activities. In September 2012, the Partnership sold approximately 11,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Net cash provided to the Partnership from this transaction was $242,000, resulting in a gain on the sale of land of $202,000, and was added to our cash reserves, pending use for leasing costs at the properties. During 2011, cash provided by operating activities was $2,123,000, as compared to cash provided by operating activities of $1,671,000 for the same period in 2010. The change was primarily due to a decrease in accounts receivable. During 2011, cash used in investing activities was $924,000, as compared to cash used in investing activities of $2,656,000 for the same period in 2010, due to higher real estate additions in 2010. During 2011, cash used in financing activities was $600,000, as compared to cash provided by financing activities of $1,094,000 for the same period in 2010. The change was primarily due to lower net draws on the line of credit and payment of deferred loan fees.

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

Carrying value of rental properties

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

The actual value of the Partnership’s portfolio of properties could be different from their carrying amounts.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of the note payable with a fixed interest rate of 5.46% and the line of credit with a variable interest rate of 30-day LIBOR plus 3.00% (3.25% at December 31, 2012.)

	Expected Maturity Date
	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$438	$503	$532	$19,915	$21,388
Line of credit	7,749	—	—	—	7,749

	$8,187	$503	$532	$19,915	$29,137

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $9,600, based upon the balances outstanding on variable rate instruments at December 31, 2012.

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

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 69, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2012, all such ownership reports were filed on a timely basis.

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

Changes in Control

The limited partners have no right, power or authority to act for or bind the Partnership. However, the limited partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of limited partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner upon the removal, redemption, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; and (vi) extension of the term of the Partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the years ended December 31, 2012 and 2011, no distributions were made by the Partnership to the General Partner. In both 2012 and 2011, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 11.22% of the Units. Other than fees to Glenborough LLC, in 2012 and 2011, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2012, 2011, and 2010.

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

Audit Fees

The Partnership was billed $133,000 and $117,000 for audit services rendered by its registered public accounting firm during fiscal years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its registered public accounting firm during the fiscal years ended December 31, 2012 and 2011.

Tax Fees

The Partnership did not incur tax fees for services provided by its registered public accounting firm during the fiscal years ended December 31, 2012 and 2011.

All Other Fees

The Partnership did not incur any other fees for services provided by its registered public accounting firm during the fiscal years ended December 31, 2012 and 2011.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Partners’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2012 and Notes thereto

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

RANCON REALTY FUND IV, a California Limited Partnership

	By:	Rancon Financial Corporation a California corporation its General Partner

Date: March 29, 2013	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 29, 2013	By:	/s/ Daniel L. Stephenson
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2012.

March 29, 2013

Report of Independent Registered Public Accounting Firm

To The General Partner of

Rancon Realty Fund IV, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 29, 2013

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

(in thousands, except units outstanding)

	2012	2011
Assets
Investments in real estate:
Rental properties	$64,177	$65,714
Accumulated depreciation	(23,518)	(22,757)

Rental properties, net	40,659	42,957
Cash and cash equivalents	2,856	2,624
Accounts receivable, net	215	130
Deferred costs, net of accumulated amortization of $1,889 and $1,917 as of December 31, 2012 and 2011, respectively	2,033	2,075
Prepaid expenses and other assets	2,199	1,784

Total assets	$47,962	$49,570

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,137	$29,591
Accounts payable and other liabilities	491	418
Tenant and building improvements payable	—	213
Prepaid rent	140	234

Total liabilities	29,768	30,456

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(865)	(864)
Limited partners, 65,819 limited partnership units outstanding as of December 31, 2012 and 2011	19,059	19,978

Total partners’ equity	18,194	19,114

Total liabilities and partners’ equity	$47,962	$49,570

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

(in thousands, except per unit amounts and units outstanding)

	2012	2011	2010
Operating revenue
Rental revenue and other	$8,064	$8,027	$7,985
Tenant reimbursements	1,004	1,072	1,087

Total operating revenue	9,068	9,099	9,072

Operating expenses
Property operating expenses	4,195	4,161	4,184
Depreciation and amortization	3,527	3,572	3,628
General and administrative	861	874	809

Total operating expenses	8,583	8,607	8,621

Operating income (loss)	485	492	451
Interest and other income	12	1	1
Interest expense (including amortization of loan fees)	(1,619)	(1,596)	(1,498)
Loss before gain on sale of property	(1,122)	(1,103)	(1,046)

Gain on sale of property	202	—	—

Net Loss	$(920)	$(1,103)	$(1,046)

Basic and diluted net loss per limited partnership unit	$(13.96)	$(16.59)	$(15.74)

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2009	$(843)	$22,106	$21,263
Net loss	(10)	(1,036)	(1,046)

Distributions ($0 per limited partnership unit)	—	—	—

Balance (deficit) at December 31, 2010	(853)	21,070	20,217
Net loss	(11)	(1,092)	(1,103)
Distributions ($0 per limited partnership unit)	—	—	—

Balance (deficit) at December 31, 2011	(864)	19,978	19,114
Net loss	(1)	(919)	(920)
Distributions ($0 per limited partnership unit)	—	—	—

Balance (deficit) at December 31, 2012	$(865)	$19,059	$18,194

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(920)	$(1,103)	$(1,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	(202)	—	—
Depreciation and amortization	3,527	3,572	3,628
Amortization of loan fees, included in interest expense	164	126	61
Changes in certain assets and liabilities:
Accounts receivable	(85)	76	(202)
Deferred costs	(602)	(478)	(384)
Prepaid expenses and other assets	(415)	(164)	(325)
Accounts payable and other liabilities	73	37	(34)
Prepaid rent	(94)	57	(27)

Net cash provided by operating activities	1,446	2,123	1,671

Cash flows from investing activities:
Proceeds from sale of land	242	—	—
Additions to real estate investments	(1,002)	(924)	(2,656)

Net cash used in investing activities	(760)	(924)	(2,656)

Cash flows from financing activities:
Draws on line of credit	—	170	1,500
Payments on line of credit	—	—	—
Note payable principal payments	(454)	(429)	(406)
Payment of deferred loan fees	—	(341)	—

Net cash (used in) / provided by financing activities	(454)	(600)	1,094

Net increase in cash and cash equivalents	232	599	109
Cash and cash equivalents at beginning of year	2,624	2,025	1,916

Cash and cash equivalents at end of year	$2,856	$2,624	$2,025

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,459	$1,463	$1,434

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$2,286	$864	$915

Write-off of fully amortized deferred costs	$672	$298	$365

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in tenant and building improvements payable	$—	$213	$15

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres (unaudited) known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned either by the Partnership or Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2012, the Partnership has twelve properties which consisted of five office buildings, five retail buildings and two restaurants.

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

As of December 31, 2012, there were 65,819 Units outstanding.

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

December 31, 2012, 2011 and 2010

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

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2012 and 2011, and the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2012, 2011 and 2010. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. There was no impairment of rental properties for the years ended December 31, 2012, 2011 and 2010.

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

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

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

Net loss per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2012		2011		2010
Loss (Income) Allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Gain on sale of property	$10	$192	$—	$—	$—	$—
Allocation of loss	(11)	(1,111)	(11)	(1,092)	(10)	(1,036)
Net loss	$(1)	$(919)	$(11)	$(1,092)	$(10)	$(1,036)
Weighted average number of limited partnership units outstanding during each year		65,819		65,819		65,819
Basic and diluted loss per limited partnership unit		$(13.96)		$(16.59)		$(15.74)

The calculation of net loss per Unit assumes that the loss otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual Partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of December 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2009, 2010, and 2011.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Concentration Risk

As of December 31, 2012, one tenant, an educational institution, occupying approximately 94,000 square feet of the 555,000 total rentable square feet accounted for approximately 23% of rental revenue generated in 2012. Two tenants, both educational institutions, represented 38% in aggregate of rental revenue for the years ended December 31, 2011 and 2010.

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Land	$4,650	$4,690
Buildings	49,704	49,704
Building and tenant improvements	9,823	11,320

	64,177	65,714
Less: accumulated depreciation	(23,518)	(22,757)

Total rental properties, net	$40,659	$42,957

As of December 31, 2012, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

In September 2012, the Partnership sold, in an all cash transaction, approximately 11,000 square feet of land adjacent to Hospitality Lane to the San Bernardino county Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Land with a basis of $40,000 was sold for total consideration of $246,000. Costs related to the sale included $4,000 in sale fees. A gain on the sale of property of $202,000 was allocated to the affected properties on a pro rata basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 13,000 square feet of land for six months starting in August 2012 to be used for construction staging with consideration of $2,000 per month.

Note 4.	LAND HELD FOR DEVELOPMENT

As of December 31, 2012, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). Annually the partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to impairment of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where the book value exceeds the estimated fair value. As a result of the analysis performed during 2008, the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value of zero and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Note 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$21,388	$21,842
Line of credit	7,749	7,749

Total note payable and line of credit	$29,137	$29,591

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provision for individual assets.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

On April 14, 2011, the line of credit agreement was modified to extend the maturity date to December 19, 2013 with two one year extension options. Under the terms of the modification, the total availability was increased to $15,000,000, the interest rate increased to 30-day LIBOR plus 3.00% and two additional properties were added as collateral such that the line is now collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. As of December 31, 2012, $7,749,000 was outstanding under the line of credit. The note payable contains a debt service coverage ratio covenant. Management intends and has the ability to exercise the one year extension option in late 2013.

The annual maturities of the Partnership’s note payable subsequent to December 31, 2012 are as follows (in thousands):

2013	$438
2014	503
2015	532
2016	19,915

Total	$21,388

Note 6.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	2012	2011	2010
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$216,000	$227,000	$211,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	29,000	37,000	72,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	250,000	250,000	250,000
(iv) leasing services fees which were included in the deferred costs on the accompanying consolidated balance sheets	203,000	173,000	97,000
(v) a sales fee of 1% for all properties, which were included in net gain on sale of property	3,000	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	150,000	—
(vii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	98,000	93,000	85,000
(viii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	29,000	28,000	26,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2012, Glenborough Property Partners, LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

December 31, 2012, 2011 and 2010

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2012, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8.	LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through January 2020. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$7,730
2014	$7,099
2015	$5,850
2016	$3,704
2017	$2,838
There after	$5,009

Total	$32,230

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note 9.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Operating Revenue
Rental revenue and other	$2,055	$2,010	$1,988	$2,011
Tenant reimbursements	278	209	341	176

Total operating revenue	2,333	2,219	2,329	2,187

Operating Expenses
Property operating	969	936	1,225	1,065
Depreciation and amortization	922	888	847	870
General and administrative	222	230	196	213

Total operating expenses	2,113	2,054	2,268	2,148

Operating income	220	165	61	39
Interest and other income	—	—	12	—
Interest expense	(407)	(405)	(404)	(403)

Loss before gain on sale of property	(187)	(240)	(331)	(364)

Gain on sale of property	—	—	202	—

Net Loss	$(187)	$(240)	$(129)	$(364)

Basic and diluted loss per limited partnership unit: *	$(2.80)	$(3.62)	$(2.07)	$(5.47)

Weighted average number of limited partnership units outstanding during each period	65,819	65,819	65,819	65,819

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to rounding.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Commercial Office -
One Vanderbilt	(b	)	$572	$—	$7,676	$—	$570	$7,678	$8,248	$4,736	Nov-85	11/6/84	3-40 yrs.
Carnegie Business Center I	(a	)	380	—	4,710	—	380	4,710	5,090	3,037	Jul-86	11/6/84	3-40 yrs.
Northcourt Plaza (formerly known as IRC)	(a	)	608	—	10,058	—	947	9,719	10,666	3,828	Jan-96	6/26/87	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(1,678)	—	(196)	(1,482)	(1,678)	—
Vanderbilt Plaza	(a	)	511	—	13,115	—	509	13,117	13,626	4,057	Nov-03	11/6/84	40yrs.
North River Place	(a	)	219	—	13,018	—	219	13,018	13,237	1,950	Oct-06	11/6/84	40yrs.
Commercial Retail -
Service Retail Center	(b	)	300	—	1,611	—	300	1,611	1,911	913	Jul-86	11/6/84	3-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(250)	—	(41)	(209)	(250)	—
Promo Retail	(b	)	811	—	6,076	—	801	6,086	6,887	2,853	Feb-93	11/6/84	10-40 yrs.
Less: Provision for impairment of real estate	—		—	—	(119)	—	(7)	(112)	(119)	—
TGI Friday’s	(b	)	181	1,624	16	—	181	1,640	1,821	654	N/A	2/28/97	40yrs.
Promo Retail II (formerly known as Circuit City)	(b	)	284	—	1,709	—	450	1,543	1,993	607	Jul-96	11/6/84	20-40yrs.
Mimi’s Café	(b	)	149	675	65	—	150	739	889	344	Jul-98	11/6/84	40yrs.
Palm Court Retail I	(b	)	194	617	192	—	183	820	1,003	278	Jul-98	11/6/84	40yrs.
Palm Court Retail II	(b	)	212	636	5	—	204	649	853	261	Jul-98	11/6/84	40yrs.

	29,137		4,421	3,552	56,204	—	4,650	59,527	64,177	23,518

Construction in progress -
1.6 acres	—		—	—	—	—	—	—	—	—

	—		—	—	—	—	—	—	—	—

Land held for development -
14.7 acres	—		2,750	—	4,925	—	7,407	268	7,675	—	N/A	11/6/84	N/A
Less: Provision for impairment of real estate	—		(2,750)	—	(4,925)	—	(7,407)	(268)	(7,675)	—

	—		—	—	—	—	—	—	—	—

	$29,137		$4,421	$3,552	$56,204	$—	$4,650	$59,527	$64,177	$23,518

The aggregate cost of land and buildings for federal income tax purposes is $85,436 (unaudited).

(a)	Carnegie Business Center I, Vanderbilt Plaza, Northcourt Plaza and North River Place are collateral for the of line of credit in the amount of $7,749.
(b)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Promotional Retail II, Mimi Café, Palm Court Retail I and II are collateral for debt in the aggregate amount of $21,388.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Investments in real estate:
Balance at beginning of year	$65,714	$65,456	$65,407
Additions during year	789	1,122	964
Provision for impairment	—	—	—
Write-off of fully depreciated rental property	(2,286)	(864)	(915)
Sales of real estate	(40)	—	—

Balance at end of year	$64,177	$65,714	$65,456

Accumulated Depreciation:
Balance at beginning of year	$22,757	$20,509	$18,310
Additions charged to expense	3,047	3,112	3,114
Write-off of fully depreciated rental property	(2,286)	(864)	(915)

Balance at end of year	$23,518	$22,757	$20,509

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004), is incorporated herein by reference.

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2010 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (filed as Exhibit 10.9 to the Partnership’s annual report on Form 10-K for the year ended December 31, 2009), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.