Form 10-Q
period 2013-03-31
RANCON REALTY FUND IV
filed 2013-05-15
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Investments in real estate:
Rental properties	$64,136	$64,177
Accumulated depreciation	(24,174)	(23,518)

Rental properties, net	39,962	40,659
Cash and cash equivalents	3,263	2,856
Accounts receivable, net	67	215
Deferred costs, net of accumulated amortization of $2,040 and $1,889 as of March 31, 2013 and December 31, 2012, respectively	1,882	2,033
Prepaid expenses and other assets	2,479	2,199

Total assets	$47,653	$47,962

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$29,020	$29,137
Accounts payable and other liabilities	465	491
Prepaid rent	177	140

Total liabilities	29,662	29,768

Commitments and contingent liabilities (Note 6)
Partners’ Equity (Deficit):
General Partner	(867)	(865)
Limited partners, 65,819 limited partnership units outstanding as of March 31, 2013 and December 31, 2012	18,858	19,059

Total partners’ equity	17,991	18,194

Total liabilities and partners’ equity	$47,653	$47,962

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenue
Rental revenue and other	$2,036	$2,055
Tenant reimbursements	212	278

Total operating revenue	2,248	2,333

Operating expenses
Property operating expenses	970	969
Depreciation and amortization	867	921
General and administrative	215	222

Total operating expenses	2,052	2,112

Operating income	196	221
Interest expense	(399)	(407)

Net loss	$(203)	$(186)

Basic and diluted net loss per limited partnership unit	$(3.05)	$(2.80)

Weighted average number of limited partnership units outstanding	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2013

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2012	$(865)	$19,059	$18,194
Net loss	(2)	(201)	(203)

Balance (deficit) at March 31, 2013	$(867)	$18,858	$17,991

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(203)	$(186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	867	921
Amortization of loan fees, included in interest expense	41	41
Changes in certain assets and liabilities:
Accounts receivable	148	31
Deferred costs	(11)	(299)
Prepaid expenses and other assets	(280)	(262)
Accounts payable and other liabilities	(26)	(49)
Prepaid rent	37	21

Net cash provided by operating activities	573	218

Cash flows from investing activities:
Additions to real estate investments	(49)	(121)

Net cash used in investing activities	(49)	(121)

Cash flows from financing activities:
Note payable principal payments	(117)	(111)

Net cash used in financing activities	(117)	(111)

Net increase (decrease) in cash and cash equivalents	407	(14)
Cash and cash equivalents at beginning of period	2,856	2,624

Cash and cash equivalents at end of period	$3,263	$2,610

Supplemental disclosure of cash flow information:
Cash paid for interest	$358	$367

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$90	$32

Write-off of fully amortized deferred costs	$11	$11

Supplemental disclosure of non-cash investing activities:
Additions to real estate included in construction costs payable	$—	$11

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

As of March 31, 2013, there were 65,819 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2013 and December 31, 2012, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2013 and 2012, the consolidated statement of partners’ equity for the three months ended March 31, 2013. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2013 and December 31, 2012, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2013 and 2012, and the consolidated statement of partners’ equity for the three months ended March 31, 2013.

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

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2013		March 31, 2012
	General Partner	Limited Partners	General Partner	Limited Partners
Loss allocation:
Net loss	$(2)	$(201)	$(2)	$(184)
Weighted average number of limited partnership units outstanding during each period		65,819		65,819
Basic and diluted loss per limited partnership unit		$(3.05)		$(2.80)

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

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined it has not incurred any liability for unrecognized tax benefits as of March 31, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of March 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011 and 2012.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Concentration Risk

One tenant, an educational institution, represented 23% of rental revenue for the three months ended March 31, 2013 compared to two tenants, both educational institutions, which represented 21% and 17% of rental revenue for the three months ended March 31, 2012.

Reference to 2012 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2012 audited consolidated financial statements on Form 10-K.

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$4,650	$4,650
Buildings	49,704	49,704
Building and tenant improvements	9,782	9,823

	64,136	64,177
Less: accumulated depreciation	(24,174)	(23,518)

Total rental properties, net	$39,962	$40,659

As of March 31, 2013, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$21,271	$21,388
Line of credit	7,749	7,749

Total note payable and line of credit	$29,020	$29,137

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets. The loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of March 31, 2013, the Partnership has not been notified by the lender that a triggering event has occurred.

The line of credit is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and has a total availability of $15,000,000, an interest rate of 30-day LIBOR plus 3.00% and a maturity date of December 19, 2013. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of March 31, 2013, are as follows (in thousands).

2013	$321
2014	503
2015	532
2016	19,915

Total	$21,271

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

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Three Months Ended
	March 31, 2013	March 31, 2012
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$55,000	$56,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	27,000	8,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	63,000	63,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	11,000	96,000
(v) a sales fee of 1% for all properties	—	—
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	24,000	24,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	7,000	7,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2013, Glenborough Property Partners, LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2013, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

RANCON REALTY FUND IV,

A California Limited Partnership

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2012 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2013, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

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

		554,764

As of March 31, 2013, the weighted average occupancy of the twelve properties was 72%.

Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of March 31, 2013, we owned approximately 14.7 acres of unimproved land.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012.

Revenue

Rental revenue and other decreased slightly by $19,000, or 1% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due primarily to current rental rates for new and renewing tenants being slightly lower than the rates on expiring leases.

Tenant reimbursements decreased by $66,000 or 24% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due primarily to lower requests for overtime HVAC and lower budgeted reimbursable expenses as compared to higher base costs.

Expenses

Property operating expenses were flat for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Depreciation and amortization decreased $54,000, or 6%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was primarily due to certain assets being fully depreciated in 2012.

General and administrative expenses decreased $7,000, or 3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was primarily due to reductions in investor relations expense.

Interest expense decreased $8,000, or 2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to principal amortization.

Liquidity and Capital Resources

As of March 31, 2013, we have cash and cash equivalents of $3,263,000.

As of March 31, 2013, our primary liability is a note payable of approximately $21,271,000, collateralized by properties with an aggregate net carrying value of approximately $13,176,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets and provides that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify us that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of March 31, 2013, we have not been notified by the lender that a triggering event has occurred.

We have a line of credit, which as of March 31, 2013 is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000. The line of credit requires a monthly interest-only payments, bears variable interest at the 30-day LIBOR plus 3.00% (3.25% at March 31, 2013), and has a maturity date of December 19, 2013. As of March 31, 2013, $7,749,000 was outstanding under the line of credit. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, we must meet several conditions precedent, including a specified loan to value ratio. Management is in compliance as of March 31, 2013 to support a one year extension and anticipates that such extension will be sought in late 2013.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2013, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

RANCON REALTY FUND IV,

A California Limited Partnership

Cash Flows

For the three months ended March 31, 2013, cash provided by operating activities was $573,000, as compared to $218,000 for the same period in 2012. The change was primarily due to changes in cash flows related to deferred costs and accounts receivable. For the three months ended March 31, 2013, cash used in investing activities was $49,000, as compared to $121,000 for the same period in 2012. The change was due to lower capital expenditures in the first quarter of 2013 as compared to the first quarter of 2012. For the three months ended March 31, 2013, cash used in financing activities was $117,000 as compared to $111,000 for the same period in 2012, representing principal payments on the note payable.

Our expectation is that cash and cash equivalents as of March 31, 2013, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of March 31, 2013, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	Total
Collateralized mortgage loans	$485	$20,786	$21,271
Interest on indebtedness	1,149	1,945	3,094
Line of credit	7,749	—	7,749

Total	$9,383	$22,731	$32,114

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RANCON REALTY FUND IV,

A California Limited Partnership

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. We assume no obligation to update or supplement any forward looking-statement.

RANCON REALTY FUND IV,

A California Limited Partnership

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2013 and variable interest rate of 3.25% as of March 31, 2013. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. Management is in compliance as of March 31, 2013 to support a one year extension and anticipates that such extension will be sought in late 2013.

	Expected Maturity Date
	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$321	$503	$532	$19,915	$21,271
Line of credit	$7,749	$—	$—	$—	$7,749

As of March 31, 2013, we had cash and cash equivalents of $3,263,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

RANCON REALTY FUND IV,

A California Limited Partnership

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

RANCON REALTY FUND IV,
a California limited partnership

By:	Rancon Financial Corporation
a California corporation, its General Partner

Date: May 15, 2013	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 15, 2013	By:	/s/ Daniel L. Stephenson
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