Form 10-Q
period 2013-06-30
RANCON REALTY FUND IV
filed 2013-08-14
CIK 743870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Investments in real estate:
Rental properties	$63,963	$64,177
Accumulated depreciation	(24,737)	(23,518)

Rental properties, net	39,226	40,659
Cash and cash equivalents	3,815	2,856
Accounts receivable, net	189	215
Deferred costs, net of accumulated amortization of $2,207 and $1,889 as of June 30, 2013 and December 31, 2012, respectively	1,780	2,033
Prepaid expenses and other assets	2,181	2,199

Total assets	$47,191	$47,962

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,901	$29,137
Accounts payable and other liabilities	371	491
Prepaid rent	148	140

Total liabilities	29,420	29,768

Commitments and contingent liabilities (Note 6)
Partners’ Equity (Deficit):
General Partner	(869)	(865)
Limited partners, 65,819 limited partnership units outstanding as of June 30, 2013 and December 31, 2012	18,640	19,059

Total partners’ equity	17,771	18,194

Total liabilities and partners’ equity	$47,191	$47,962

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenue
Rental revenue and other	$2,049	$2,010	$4,085	$4,065
Tenant reimbursements	216	209	428	487

Total operating revenue	2,265	2,219	4,513	4,552

Operating expenses
Property operating expenses	1,007	936	1,977	1,905
Depreciation and amortization	890	889	1,757	1,810
General and administrative	204	230	419	452

Total operating expenses	2,101	2,055	4,153	4,167

Operating income	164	164	360	385
Interest and other income	15	—	15	—
Interest expense (including amortization of loan fees)	(399)	(405)	(798)	(812)

Net loss	$(220)	$(241)	$(423)	$(427)

Basic and diluted net loss per limited partnership unit	$(3.31)	$(3.62)	$(6.37)	$(6.42)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2013

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total
Balance (deficit) at December 31, 2012	$(865)	$19,059	$18,194
Net loss	(4)	(419)	(423)

Balance (deficit) at June 30, 2013	$(869)	$18,640	$17,771

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(423)	$(427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,757	1,810
Amortization of loan fees, included in interest expense	82	81
Changes in certain assets and liabilities:
Accounts receivable	26	(38)
Deferred costs	(77)	(582)
Prepaid expenses and other assets	18	(12)
Accounts payable and other liabilities	(120)	(82)
Prepaid rent	8	156

Net cash provided by operating activities	1,271	906

Cash flows from investing activities:
Additions to real estate investments	(76)	(455)

Net cash used in investing activities	(76)	(455)

Cash flows from financing activities:
Note payable principal payments	(236)	(224)

Net cash used in financing activities	(236)	(224)

Net increase in cash and cash equivalents	959	227
Cash and cash equivalents at beginning of period	2,856	2,624

Cash and cash equivalents at end of period	$3,815	$2,851

Supplemental disclosure of cash flow information:
Cash paid for interest	$718	$733

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$290	$2,067

Write-off of fully amortized deferred costs	$12	$191

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

As of June 30, 2013, there were 65,819 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2013 and December 31, 2012, and the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2013 and 2012, the consolidated statement of partners’ equity for the six months ended June 30, 2013 and cash flows of the Partnership for the six months ended June 30, 2013 and 2012. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2013 and December 31, 2012, and the related consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the consolidated statement of partners’ equity for the six months ended June 30, 2013, and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012.

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

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

Loss allocation:
Net loss	$(2)	$(218)	$(2)	$(239)	$(4)	$(419)	$(4)	$(423)
Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819
Basic and diluted loss per limited partnership unit		$(3.31)		$(3.62)		$(6.37)		$(6.42)

The calculation of net (loss) income per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined it has not incurred any liability for unrecognized tax benefits as of June 30, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of June 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011 and 2012.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Concentration Risk

One tenant (an educational institution) represented 23% of rental revenue for the six months ended June 30, 2013 and 22% of rental revenue for the six months ended June 30, 2012.

Reference to 2012 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Partnership’s December 31, 2012 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Land	$4,650	$4,650
Buildings	49,704	$49,704
Building and tenant improvements	9,609	$9,823

	63,963	64,177
Less: accumulated depreciation	(24,737)	$(23,518)

Total rental properties, net	$39,226	$40,659

As of June 30, 2013, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

NOTE 4.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$21,152	$21,388
Line of credit	7,749	7,749

Total note payable and line of credit	$28,901	$29,137

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets. The loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of June 30, 2013, the Partnership has not been notified by the lender that a triggering event has occurred.

The line of credit is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and has a total availability of $15,000,000 and an interest rate of 30-day LIBOR plus 3.00%. The line of credit has a maturity date of December 19, 2013. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants.

The required principal payments on the Partnership’s note payable for the next five years, as of June 30, 2013, are as follows (in thousands).

2013	$7,951
2014	503
2015	532
2016	19,915

Total	$28,901

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

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Six Months Ended
	June 30,	June 30,
	2013	2012
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$109,000	$112,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	44,000	29,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	125,000	125,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	43,000	186,000
(v) a sales fee of 1% for all properties	—	—
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	49,000	49,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	14,000	14,000

On October 1, 2010, Glenborough Holdings, LLC (“Glenborough Holdings”) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of June 30, 2013, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2013, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2013, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

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

		554,764

For the six months ended June 30, 2013, the weighted average occupancy of the twelve properties was 72%.

Land

As of June 30, 2013, we owned approximately 14.7 acres of unimproved land.

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

Results of Operations

Comparison of the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

Revenue

Rental revenue and other increased $39,000, or 2%, and $20,000 or less than 1%, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively. These relatively small increases were due to increased occupancy. Occupancy increased from 70% at June 30, 2012 to 72% at June 30, 2013.

Tenant reimbursements increased $7,000, or 3%, and decreased $59,000, or 12%, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively. The six month reduction is primarily due to lower overtime HVAC requests and lower budgeted reimbursable expenses as compared to higher base costs.

Expenses

Property operating expenses increased $71,000, or 8%, and $72,000, or 4%, for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012. This increase was the result of increased utility, insurance and tax costs.

Depreciation and amortization increased $1,000, or less than 1%, and decreased $53,000, or 3%, for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, respectively. The decrease for the six months is primarily due to certain assets being fully depreciated in 2012.

General and administrative expenses decreased $26,000, or 11%, and $33,000, or 7%, for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, respectively. The decrease is primarily the result of lower investor relations expenses.

Interest expense decreased $6,000 or 1%, and $14,000, or 2%, for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, respectively, due to principal amortization.

Liquidity and Capital Resources

As of June 30, 2013, we have cash and cash equivalents of $3,815,000.

As of June 30, 2013, our primary liability is a note payable of approximately $21,152,000, collateralized by properties with an aggregate net carrying value of approximately $12,854,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets and provides that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify us that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of June 30, 2013, we have not been notified by the lender that a triggering event has occurred.

We have a line of credit, which as of June 30, 2013 is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 3.00% (3.25% at June 30, 2013) and has a maturity date of December 19, 2013. As of June 30, 2013, $7,749,000 was outstanding under the line of credit. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, we must meet several conditions precedent, including a specified loan to value ratio. Management is in compliance as of June 30, 2013 to support a one year extension and anticipates that such extension will be sought in late 2013.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2013, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the six months ended June 30, 2013, cash provided by operating activities was $1,271,000, as compared to cash provided by operating activities of $906,000 for the same period in 2012. The change was due to changes in cash flows related to certain assets and liabilities, primarily deferred costs. For the six months ended June 30, 2013, cash used in investing activities was $76,000, as compared to cash used in investing activities of $455,000 for the same period in 2012. The change was due to lower capital expenditures in 2013. For the six months ended June 30, 2013, cash used in financing activities was $236,000, as compared to cash used in financing activities of $224,000 for the same period in 2012 representing principal payments on the note payable.

Our expectation is that cash and cash equivalents as of June 30, 2013, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of June 30, 2013, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	Total

Collateralized mortgage loans	$492	$20,660	$21,152
Interest on indebtedness	1,143	1,662	2,805
Line of credit	7,749	—	7,749

Total	$9,384	$22,322	$31,706

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2013 and variable interest rate of 3.25% as of June 30, 2013. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. Management is in compliance as of June 30, 2013 to support a one year extension and anticipates that such extension will be sought in late 2013.

	Expected Maturity Date
	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$7,951	$503	$532	$19,915	$28,901
Line of credit	$7,749	$—	$—	$—	$7,749

As of June 30, 2013, we had cash and cash equivalents of $3,815,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation, its General Partner

Date: August 14, 2013	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 14, 2013	By:	/s/ Daniel L. Stephenson
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