Form 10-Q
period 2013-09-30
RANCON REALTY FUND IV
filed 2013-11-14
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except units outstanding)
(Unaudited)
	September 30,	December 31,
	2013	2012
Assets
Investments in real estate:
Rental properties	$64,798	$64,177
Accumulated depreciation	(25,336)	(23,518)
Rental properties, net	39,462	40,659

Cash and cash equivalents	3,622	2,856
Accounts receivable, net	192	215
Deferred costs, net of accumulated amortization of $2,267 and $1,889 as of September 30, 2013 and December 31, 2012, respectively	2,057	2,033
Prepaid expenses and other assets	2,620	2,199

Total assets	$47,953	$47,962

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,780	$29,137
Accounts payable and other liabilities	1,748	491
Prepaid rent	180	140

Total liabilities	30,708	29,768

Commitments and contingent liabilities (Note 6)

Partners’ Equity (Deficit):
General Partner	(874)	(865)
Limited partners, 65,819 limited partnership units outstanding as of September 30, 2013 and December 31, 2012	18,119	19,059

Total partners’ equity	17,245	18,194

Total liabilities and partners’ equity	$47,953	$47,962

The accompanying notes are an integral part of these consolidated financial statements.

  RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating revenue
Rental revenue and other	$2,059	$1,988	$6,144	$6,053
Tenant reimbursements	205	341	633	828
Total operating revenue	2,264	2,329	6,777	6,881

Operating expenses
Property operating expenses	1,244	1,225	3,221	3,130
Depreciation and amortization	938	847	2,695	2,657
General and administrative	211	196	630	648
Total operating expenses	2,393	2,268	6,546	6,435

Operating income (loss)	(129)	61	231	446

Interest and other income	-	12	15	12
Interest expense (including amortization of loan fees)	(397)	(404)	(1,195)	(1,216)

Loss before gain on sale of property	(526)	(331)	(949)	(758)

Gain on sale of property	-	202	-	202

Net Loss	$(526)	$(129)	$(949)	$(556)

Basic and diluted net loss per limited partnership unit	$(7.91)	$(2.07)	$(14.27)	$(8.48)

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the nine months ended September 30, 2013
(in thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2012	$(865)	$19,059	$18,194

Net loss	(9)	(940)	(949)

Balance (deficit) at September 30, 2013	$(874)	$18,119	$17,245

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(949)	$(556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	-	(202)
Depreciation and amortization	2,695	2,657
Amortization of loan fees, included in interest expense	122	123
Changes in certain assets and liabilities:
Accounts receivable	23	(120)
Deferred costs	(531)	(591)
Prepaid expenses and other assets	(421)	(577)
Accounts payable and other liabilities	242	259
Prepaid rent	40	(7)

Net cash provided by operating activities	1,221	986

Cash flows from investing activities:
Additions to real estate investments	(98)	(714)
Proceeds from sale of land	-	242
Net cash used in investing activities	(98)	(472)

Cash flows from financing activities:
Note payable principal payments	(357)	(338)

Net cash used in financing activities	(357)	(338)

Net increase in cash and cash equivalents	766	176

Cash and cash equivalents at beginning of period	2,856	2,800

Cash and cash equivalents at end of period	$3,622	$2,976

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,073	$1,098

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$492	$2,089

Write-off of fully amortized deferred costs	$129	$649

Supplemental disclosure of non-cash investing activities:

Amounts included in accounts payable and accrued liabilities related to investments in real estate and capital expenditures	$1,015	$-

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

As of September 30, 2013, there were 65,819 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2013 and December 31, 2012, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2013 and 2012, the consolidated statement of partners’ equity for the nine months ended September 30, 2013, and cash flows of the Partnership for the nine months ended September 30, 2013 and 2012. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2013 and December 31, 2012, and the related consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the consolidated statement of partners’ equity for the nine months ended September 30, 2013 and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.

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

RANCON REALTY FUND IV,
A California Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the nine months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
Loss allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

Net income (loss)	$(5)	$(521)	$7	$(136)	$(9)	$(940)	$2	$(558)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819

Basic and diluted loss per limited partnership unit		$(7.91)		$(2.07)		$(14.28)		$(8.48)

The calculation of net (loss) income per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner.  As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners.  Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements.  The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital.  Based on its analysis, the Partnership has determined it has not incurred any liability for unrecognized tax benefits as of September 30, 2013.  However the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof.  As of September 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011 and 2012.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Concentration Risk

One tenant (an educational institution) represented 24% of rental revenue for the nine months ended September 30, 2013 and 23% of rental revenue for the nine months ended September 30, 2012.

Reference to 2012 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Partnership’s December 31, 2012 audited consolidated financial statements on Form 10-K.

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):
	September 30,	December 31,
	2013	2012
Land	$4,650	$4,650
Buildings	49,704	49,704
Building and tenant improvements	10,444	9,823
	64,798	64,177
Less: accumulated depreciation	(25,336)	(23,518)
Total rental properties, net	$39,462	$40,659

RANCON REALTY FUND IV,
A California Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2013, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

NOTE 4.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$21,031	$21,388
Line of credit	7,749	7,749

Total note payable and line of credit	$28,780	$29,137

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.  The loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred.  If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership.  As of September 30, 2013, the Partnership has not been notified by the lender that a triggering event has occurred.

The line of credit is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and has a total availability of $15,000,000 and an interest rate of 30-day LIBOR plus 3.00%.  As of September 30, 2013, the line of credit had  a maturity date of December 19, 2013.  Subsequent to the end of the reporting period, on November 12, 2013, the Partnership modified the line of credit agreement to extend the maturity date to December 19, 2014.  The line of credit contains a minimum net worth covenant and a debt to total assets covenant.  In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio.  The Partnership is in compliance with the debt covenants.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of September 30, 2013, are as follows (in thousands).

2013	$7,830
2014	503
2015	532
2016	19,915

Total	$28,780

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

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”).  The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership.    The terms and conditions of the Agreement are to perform services for the following fees:

	Nine Months Ended
	September 30,	September 30,
	2013	2012
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$158,000	$159,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	45,000	29,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	187,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	173,000	195,000
(v) a sales fee of 1% for all properties	-	3,000
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	73,000	73,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	21,000	21,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”).  As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners.  As of September 30, 2013, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960.  This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill.  Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill.  It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System).  Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City.  The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system.  The system is now operational and working properly to eliminate methane from the landfill. All controlled wells are in compliance with County standards.  Presently, the Partnership does not have any plans to develop or sell this site.  No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2013, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

NOTE 7.                 SUBSEQUENT EVENTS

On November 12, 2013, the Partnership modified the line of credit agreement to extend the maturity date to December 19, 2014.  The terms of the line of credit remain the same and a one year extension is available to the Partnership upon maturity.

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

Overview

Tri-City Properties
As of September 30, 2013, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

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
		554,764

As of September 30, 2013, the weighted average occupancy of the twelve properties was 76%.

Land

As of September 30, 2013, we owned approximately 14.7 acres of unimproved land.

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960.  This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill.  Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill.  It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System).  Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City.  The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system.  The system is now operational and working properly to eliminate methane from the landfill. All controlled wells are in compliance with County standards.  Presently, the Partnership does not have any plans to develop or sell this site.  No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

Results of Operations

Comparison of the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

Revenue

Rental revenue and other increased by $71,000, or 4%, and $91,000, or 2% for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively.  The increase is primarily related to lease cancellation fees from a tenant at One Vanderbilt who is vacating in the fourth quarter of 2013.

Tenant reimbursements decreased $136,000, or 40%, and $195,000, or 24%, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively.  These decreases are due to much less usage of after hours HVAC by tenants, resulting in lower charges for the same and lower budgeted reimbursable expenses as compared to higher base costs.

Expenses

Property operating expenses increased $19,000, or 2%, and $91,000, or 3%, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively.  These increases are primarily the result of increased earthquake insurance premiums and utility expenses, net of a reduction in utility costs due to less usage of after hours HVAC by tenants.

Depreciation and amortization increased $91,000, or 11%, and $38,000, or 1%, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.  These increases are the result of additional tenant improvements being depreciated as well as accelerated depreciation related to the lease cancellation mentioned above.

General and administrative costs increased $15,000, or 8%, and decreased $18,000, or 3%, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively.  The increase in the 2013 quarter as compared to the same quarter in 2012 is primarily related to the timing of investor relations related expenses (printing, mailing, processing costs), while the decrease year-to-date 2013 over 2012 is primarily due to reduced legal and professional fees following the completion of the SBX project in 2012.

Interest expense decreased $7,000 or 2%, and $21,000 or 2%, for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, respectively.  The decrease in interest expense in the periods ended September 30, 2013 compared to the same periods in 2012 was due to normal principal amortization on the note payable.

Liquidity and Capital Resources

As of September 30, 2013, we have cash and cash equivalents of $3,622,000.

As of September 30, 2013, our primary liability is a note payable of approximately $21,031,000, collateralized by properties with an aggregate net carrying value of approximately $12,507,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets and provides that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify us that a triggering event has occurred.  If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership.  As of September 30, 2013, we have not been notified by the lender that a triggering event has occurred.

We have a line of credit, which as of September 30, 2013 is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000.  The line of credit requires monthly interest only payments and bears variable interest at the 30-day LIBOR plus 3.00% (3.19% at September 30, 2013).  As of September 30, 2013, $7,749,000 was outstanding under the line of credit. Subsequent to the end of the reporting period, on November 12, 2013, the Partnership modified the line of credit agreement to extend the maturity date to December 19, 2014.  The line of credit contains a minimum net worth covenant and a debt to total assets covenant.  In order to extend the maturity date of the line of credit in the future, we must meet several conditions precedent, including a specified loan to value ratio.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2013, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash Flows

For the nine months ended September 30, 2013, cash provided by operating activities was $1,221,000, as compared to cash provided by operating activities of $986,000 for the same period in 2012.  This change was due to changes in cash flows related to certain assets and liabilities, primarily accounts receivable  and prepaid expenses.  For the nine months ended September 30, 2013, cash used in investing activities was $98,000, as compared to cash used in investing activities of $472,000 for the same period in 2012. The change was due to investments in tenant improvements.  For the nine months ended September 30, 2013, cash used in financing activities was $357,000, as compared to cash used in financing activities of $338,000 for the same period in 2012 due to loan payments.

Our expectation is that cash and cash equivalents as of September 30, 2013, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future.  There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities.  Other sources of funds may include permanent financing, draws on the line of credit and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of September 30, 2013, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	Total
Collateralized mortgage loans	$499	$20,532	$21,031
Interest on indebtedness	1,136	1,380	2,516
Line of credit	7,749	-	7,749
Total	$9,384	$21,912	$31,296

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

▪	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

▪	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

▪
Our belief that certain claims and lawsuits which have arisen against us in the normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

▪	Our belief that properties are competitive within our market;

▪	Our expectation to achieve certain occupancy levels;

▪	Our estimation of market strength;

▪	Our knowledge of any material environmental matters or issues relating to the landfill property; and

▪
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

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements.  Those important factors include:

▪	market fluctuations in rental rates and occupancy;

▪	reduced demand for rental space;

▪	availability and creditworthiness of prospective tenants;

▪	defaults or non-renewal of leases by customers;

▪	differing interpretations of lease provisions regarding recovery of expenses;

▪	increased operating costs;

▪	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

▪	our failure to obtain necessary outside financing;

▪
risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

▪	the unpredictability of both the frequency and final outcome of litigation; and

▪	the inability to develop all or any portion of the former landfill site, due to environmental, legal or economic impediments.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2013 and variable interest rate of 3.19% as of September 30, 2013.  Subsequent to the end of the reporting period, on November 12, 2013, the Partnership modified the line of credit agreement to extend the maturity date to December 19, 2014.  The line of credit contains a minimum net worth covenant and a debt to total assets covenant.  In order to extend the maturity date of the line of credit, the Partnership must meet several conditions precedent, including a specified loan to value ratio.

	Expected Maturity Date
	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$81	$503	$532	$19,915	$21,031
Line of credit	$7,749	$-	$-	$-	$7,749

As of September 30, 2013, we had cash and cash equivalents of $3,622,000.

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 14, 2013	By:	/s/ Daniel L. Stephenson

Daniel L. Stephenson, President

Date: November 14, 2013	By:	/s/ Daniel L. Stephenson
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

