Form 10-K
period 2013-12-31
RANCON REALTY FUND IV
filed 2014-03-21
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

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

DOCUMENTS INCORPORATED BY REFERENCE:

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

		Page No.
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	4-5
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	5-7
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosures	8

	PART II

Item 5.	Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12
Item 7A.	Qualitative and Quantitative Disclosures about Market Risk	13
Item 8.	Financial Statements and Supplementary Data	13
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
Item 9A.	Controls and Procedures	13
Item 9B.	Other information	13

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	14
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters	14
Item 13.	Certain Relationships and Related Transactions, and Director Independence	15
Item 14.	Principal Accountant Fees and Services	15

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.	16-17

	SIGNATURES	18

Part I

Item 1.	Business

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

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 and one property which was sold in 2013 to third parties by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership, substantially all of the parcels thereof are separately owned by either the Partnership or Fund V. As of December 31, 2013, the Partnership has twelve properties consisting of five office buildings and seven retail buildings. The Partnership’s properties are more fully described in Item 2.

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

The Partnership commenced on April 3, 1984 and shall continue until December 31, 2015, unless terminated earlier in accordance with the provisions of the Partnership agreement. The partnership intends to send a Consent Solicitation Statement to its Limited Partners to seek their consent to the dissolution of the Partnership prior to December 31, 2015. The dissolution will require the approval of Limited Partners holding a majority of the outstanding units. If the dissolution of the Partnership is approved by the Limited Partners, the General Partner will begin an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months after the Limited Partners have approved the dissolution. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be approved by the Limited Partners, or that it will be completed within a specified time frame if it is approved. The Partnership is not soliciting the consent of Limited Partners to the dissolution of the Partnership now; such solicitation can only be made after the Consent Solicitation statement has been declared final in accordance with the SEC’s proxy rules.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance policies insuring the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for "certified acts of terrorism" as defined in the Terrorism Risk Insurance Act of 2002, as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West, which in the aggregate consist of approximately 24.5 million square feet of office space. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2013 market view report from an independent broker the overall vacancy rate was 18% within the Inland Empire East market as of December 31, 2013.

As of December 31, 2013, the Partnership owned twelve rental properties and approximately 14.7 acres of unimproved land.

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
		554,765

The five office properties totaling approximately 399,000 square feet are 72% occupied, and the seven retail properties totaling approximately 155,000 square feet are 54% occupied as of December 31, 2013.

As of December 31, 2013, one tenant, an educational institution, occupying approximately 99,000 square feet of the 555,000 total rentable square feet accounted for approximately 25% of rental revenue generated in 2013.

Weighted Average Occupancy rates for the Partnership’s properties for each of the five years ended December 31, 2013 were as follows:

	2013	2012	2011	2010	2009

One Vanderbilt	89%	94%	100%	100%	86%
Carnegie Business Center I	100%	100%	100%	100%	100%
Service Retail Center	63%	56%	54%	77%	72%
Promotional Retail Center	63%	63%	63%	63%	63%
Northcourt Plaza	56%	53%	53%	49%	0%
TGI Friday’s	100%	100%	100%	100%	100%
Promotional Retail Center II	25%	17%	0%	0%	0%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail I	100%	82%	30%	30%	70%
Palm Court Retail II	100%	100%	100%	100%	100%
Vanderbilt Plaza	92%	92%	92%	79%	90%
North River Place (commenced operations in January 2009)	44%	44%	44%	44%	44%

Weighted average occupancy	73%	72%	71%	68%	62%

Promotional Retail Center II is currently unoccupied. Management is actively marketing the vacant space in all of the buildings for lease.

The annual effective rents per square foot for each of the five years ended December 31, 2013 were as follows:

	2013	2012	2011	2010	2009

One Vanderbilt	$13.24	$17.74	$18.96	$22.26	$19.68
Carnegie Business Center I	$20.10	$19.50	$18.95	$18.50	$17.96
Service Retail Center	$18.34	$18.87	$16.78	$19.03	$17.40
Promotional Retail Center	$13.27	$13.45	$13.26	$12.24	$13.90
Northcourt Plaza	$21.48	$19.59	$15.89	$18.20	$0.00
TGI Friday’s	$21.57	$21.57	$21.57	$19.17	$19.17
Promotional Retail Center II	$0.00	$0.00	$0.00	$0.00	$0.00
Mimi’s Café	$17.04	$16.67	$16.67	$16.67	$16.67
Palm Court Retail I	$26.84	$24.94	$22.09	$22.09	$28.19
Palm Court Retail II	$20.69	$20.18	$20.18	$20.18	$20.18
Vanderbilt Plaza	$23.11	$21.11	$23.97	$24.45	$24.81
North River Place (commenced operations January 2009)	$30.50	$29.44	$28.45	$27.43	$12.42

Annual effective rent is calculated by dividing the aggregate of annualized December monthly rental income by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2013:

Collateral	Eight properties (discussed below)	Carnegie Business Center, Vanderbilt Plaza, Northcourt, and North River

Form of debt	Note payable	Line of credit
Availability	––	$15,000,000
Outstanding balance	$20,909,000	$7,749,000
Interest Rate	5.46%	variable
Monthly payment	$136,000	Interest only
Original Maturity date	1/1/2016	12/19/2010
Extended Maturity date	N/A	12/19/2014

The note payable is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

On November 12, 2013, we modified the line of credit agreement to extend the maturity date to December 19, 2014 with one remaining one year extension option. The total availability is $15,000,000, the interest rate is 30-day LIBOR plus 3%, and the line is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants and extension conditions.

Land

As of December 31, 2013, the Partnership owned approximately 14.7 acres of unimproved land. This land was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill.  All controlled wells are in compliance with County standards. Presently, the Partnership does not have any plans to develop or sell this site. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Holders

As of December 31, 2013, there were 6,297 holders of Units.

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

There were no distributions during 2013 or 2012.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Overview

Leasing

During 2013, management executed three new leases totaling 8,254 square feet of space and renewed eleven leases totaling 75,958 square feet.

Promotional Retail Center II was temporarily leased during 2013 but is currently unoccupied. The former tenant, which occupied 100% of the 39,123 square feet, filed for bankruptcy in November 2008 and vacated the building in March 2009. Management is actively marketing the vacant space in all of the buildings for lease.

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenue

Rental revenue increased slightly by $57,000, or 1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to scheduled rent increases. Tenant reimbursements decreased by $138,000, or 14%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to lower overtime HVAC usage by tenants.

Expenses

Property operating costs decreased slightly by $4,000, or less than 1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Depreciation and amortization increased slightly by $73,000, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

General and administrative expense decreased by $25,000, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to lower professional fees related to the SBX light rail project in 2012.

The provision for impairment of $1,900,000 for the year ended December 31, 2013 relates to Northriver Place. The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of continued vacancy, the Partnership’s Northriver Place property was written down to fair value and a non-cash impairment charge of $1,900,000 was recognized in the year ended December 31, 2013.

Non-operating income / expenses

Interest expense decreased $13,000, or 1%, for the year ended for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to lower principle balances resulting from normal amortization.

Liquidity and Capital Resources

As of December 31, 2013, the Partnership had cash and cash equivalents of $2,888,000.

The Partnership’s primary liability at December 31, 2013 is a note payable of approximately $20,909,000, collateralized by properties with an aggregate net carrying value of approximately $11,560,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail II, Mimi’s Café, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets.

On November 12, 2013, we modified the line of credit agreement to extend the maturity date to December 19, 2014 with one remaining one year extension option. The total availability is $15,000,000, the interest rate is 30-day LIBOR plus 3%, and the line is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants and extension conditions. As of December 31, 2013, $7,749,000 was outstanding on the line of credit.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 as of December 31, 2013, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes probable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the line of credit, proceeds from property sales and interest income on money market funds and short-term investments. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in the development of properties, leasing costs or distribution to the partners and payment of debt.

Contractual Obligations

At December 31, 2013, we had contractual obligations as follows (in thousands):

	Less than 1
	year	1 to 3 years	Total
Collateralized mortgage loans	$506	$20,403	$20,909
Interest on indebtedness	1,129	1,101	2,230
Line of credit	7,749	-	7,749
Total	$9,384	$21,504	$30,888

Management expects that the Partnership’s cash balance at December 31, 2013, together with cash from operations, sales and financings, will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Cash Flows

During 2013, cash provided by operating activities was $1,670,000, as compared to cash provided by operating activities of $1,446,000 for the same period in 2012. The change was primarily due to changes in prepaid rents partially offset by changes in accounts payable. During 2013, cash used in investing activities was $951,000 compared to cash used in investing activities of $760,000 for the same period in 2012 primarily due to the 2012 proceeds from the sale of land of $242,000. For the year ended December 31, 2013, cash used in financing activities was $687,000 compared to cash used in financing activities of $454,000 for the same period in 2012, primarily due to payment of deferred loan fees.

Operationally, our primary source of funds consists of cash provided by rental activities. In September 2012, the Partnership sold approximately 11,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri City project. Net cash provided to the Partnership for this transaction was $242,000 (resulting in a gain on the sale of land of $202,000) and was added to our cash reserves.

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

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. The valuation of impaired real estate assets, investments and real estate collateral is determined using widely accepted valuation techniques including income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that would be required to replace the asset, as adjusted for obsolescence. In general, the Partnership considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

▪	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

▪	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

▪	Our belief that certain claims and lawsuits which have arisen against us in the normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

▪	Our belief that our properties are competitive within our market;

▪	Our expectation to achieve certain occupancy levels;

▪	Our estimation of market strength;

▪	Our knowledge of any material environmental matters or issues relating to the landfill property; and

▪	Our expectation that lease provisions may permit us to increase rental rates or other charges to tenants in response to rising prices, and therefore serve to reduce exposure to the adverse effects of inflation.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

▪	market fluctuations in rental rates and occupancy;

▪	reduced demand for rental space;

▪	availability and creditworthiness of prospective tenants;

▪	defaults or non-renewal of leases by customers;

▪	differing interpretations of lease provisions regarding recovery of expenses;

▪	increased operating costs;

▪	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

▪	our failure to obtain necessary outside financing; and

▪	the unpredictability of both the frequency and final outcome of litigation.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of the note payable with a fixed interest rate of 5.46% and the line of credit with a variable interest rate of 30-day LIBOR plus 3.00% (3.19% at December 31, 2013.)

	Expected Maturity Date
	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$462	$532	$19,915	$20,909
Line of credit	7,749	-	-	7,749
	$8,211	$532	$19,915	$28,658

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incur by approximately $9,600, based upon the balances outstanding on variable rate instruments at December 31, 2013.

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

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 70, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2013, all such ownership reports were filed on a timely basis.

Code of Ethics

The Partnership has not adopted a "code of ethics" as defined in rules adopted by the SEC.  Because neither the Partnership nor the General Partner has any employees other than Daniel L. Stephenson, the Partnership has determined that adopting a code of ethics would not appreciably improve the Partnership's ability to deter wrongdoing or promote the conduct set forth in such SEC rules.

Item 11.	Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth beneficial holdings of Units by (i) the General Partners and (ii) all those known by us to be beneficial owners of more than 5% of the Units. The Partnership does not have any executive officers.

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Glenborough Property Partners, LLC 400 South El Camino Real, Suite 1100 San Mateo, CA 94402	7,386 Units	11.22%

Units	MacKenzie Capital Management, LP 1640 School Street Moraga, CA 94566	7,112 Units (indirect ownership)*	10.81%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	4 Units (direct)	**

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)***	**

*	Based on a review of the Partnership’s records, 23 entities that appear to be controlled by MacKenzie Capital Management, LP or its affiliates are the record owners of 7,112 Units in the aggregate.
**	Less than 1 percent
***	These Units are held by Streamside Investors, LP, of which Mr. Stephenson is the general partner.

Changes in Control

The limited partners have no right, power or authority to act for or bind the Partnership. However, the limited partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of limited partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner upon the removal, redemption, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner;(vi) modification of the terms of any agreement between the Partnership and the General Partner or an affiliate of the General Partner; and (vii) extension of the term of the Partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the years ended December 31, 2013 and 2012, no distributions were made by the Partnership to the General Partner. In 2013 and 2012, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 11.22% of the Units. Other than fees to Glenborough LLC, in 2013 and 2012, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2013 and 2012.

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

Audit Fees

The Partnership was billed $134,000 and $133,000 for audit services rendered by its registered public accounting firm for the years ended December 31, 2013 and 2012 respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its registered public accounting firm for the years ended December 31, 2013 and 2012.

Tax Fees

The Partnership did not incur tax fees for services provided by its registered public accounting firm for the years ended December 31, 2013 and 2012.

All Other Fees

The Partnership did not incur any other fees for services provided by its registered public accounting firm for the years ended December 31, 2013 and 2012.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Partners’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

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

RANCON REALTY FUND IV, a California Limited Partnership

	By:	Rancon Financial Corporation
a California corporation
its General Partner

Date: March 21, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 21, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson,
General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

Page No.

Management’s Annual Report on Internal Control over Financial Reporting	20

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of December 31, 2013 and 2012	22

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	23

Consolidated Statements of Partners’ Equity for the years ended December 31, 2013 and 2012	24

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	25

Notes to Consolidated Financial Statements	26-33

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013 and Notes thereto	34-35

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2013.

March 21, 2014

Report of Independent Registered Public Accounting Firm

To The General Partner of

Rancon Realty Fund IV, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership, and its subsidiaries (the “Partnership”) at December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 21, 2014

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands, except units outstanding)

	2013	2012
Assets
Investments in real estate:
Rental properties	$62,146	$64,177
Accumulated depreciation	(25,511)	(23,518)
Rental properties, net	36,635	40,659

Cash and cash equivalents	2,888	2,856
Accounts receivable, net	230	215
Deferred costs, net of accumulated amortization of $2,046 and $1,889 as of December 31, 2013 and 2012, respectively	2,093	2,033
Prepaid expenses and other assets	2,569	2,199

Total assets	$44,415	$47,962

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,658	$29,137
Accounts payable and other liabilities	398	491
Prepaid rent	295	140

Total liabilities	29,351	29,768

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(896)	(865)
Limited partners, 65,819 limited partnership units outstanding as of December 31, 2013 and 2012	15,960	19,059

Total partners’ equity	15,064	18,194

Total liabilities and partners’ equity	$44,415	$47,962

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2013 and 2012

(in thousands, except per unit amounts and units outstanding)

	2013	2012

Operating revenue
Rental revenue and other	$8,121	$8,064
Tenant reimbursements	866	1,004
Total operating revenue	8,987	9,068

Operating expenses
Property operating expenses	4,190	4,195
Depreciation and amortization	3,600	3,527
Provision for impairment	1,900	-
General and administrative	836	861
Total operating expenses	10,526	8,583

Operating income (loss)	(1,539)	485

Interest and other income	15	12
Interest expense (including amortization of loan fees)	(1,606)	(1,619)

Loss before gain on sale of property	(3,130)	(1,122)
Gain on sale of property	-	202
Net Loss	$(3,130)	$(920)

Basic and diluted net loss per limited partnership unit	$(47.08)	$(13.96)

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2013 and 2012

(in thousands)

	General	Limited
	Partner	Partners	Total
Balance (deficit) at December 31, 2011	(864)	19,978	19,114

Net loss	(1)	(919)	(920)

Balance (deficit) at December 31, 2012	(865)	19,059	18,194

Net loss	(31)	(3,099)	(3,130)

Balance (deficit) at December 31, 2013	$(896)	$15,960	$15,064

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012

(in thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(3,130)	$(920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	-	(202)
Depreciation and amortization	3,600	3,527
Amortization of loan fees, included in interest expense	178	164
Provision for impairment of real estate	1,900	-
Changes in certain assets and liabilities:
Accounts receivable	(15)	(85)
Deferred costs	(555)	(602)
Prepaid expenses and other assets	(370)	(415)
Accounts payable and other liabilities	(93)	73
Prepaid rent	155	(94)

Net cash provided by operating activities	1,670	1,446

Cash flows from investing activities:
Proceeds from sale of land	-	242
Additions to real estate investments	(951)	(1,002)

Net cash used in investing activities	(951)	(760)

Cash flows from financing activities:
Note payable principal payments	(479)	(454)
Payment of deferred loan fees	(208)	-

Net cash used in financing activities	(687)	(454)

Net increase in cash and cash equivalents	32	232

Cash and cash equivalents at beginning of year	2,856	2,624

Cash and cash equivalents at end of year	$2,888	$2,856

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,427	$1,459

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$1,082	$2,286

Write-off of fully amortized deferred costs	$205	$672

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres (unaudited) known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and substantially all of the parcels thereof are separately owned either by the Partnership or Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2013, the Partnership has twelve properties which consisted of five office buildings, five retail buildings and two restaurants.

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

As of December 31, 2013, there were 65,819 Units outstanding.

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

December 31, 2013 and 2012

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

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1% to the General Partner and 99% to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement) for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each Unit is reduced to zero; (ii) second, 1% to the General Partner and 99% to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners equals a 12 percent annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the Partnership and following the admission of such limited partner; (for limited partners admitted to the Partnership before March 31, 1985, there are additional cumulative non-compounded returns of 9%, 6%, or 3% depending on purchase date, through October 31, 1985); (iii) third, 99% to the General Partner and 1 percent to the limited partners, until the General Partner has received an amount equal to 20% of all distributions of cash from sales or refinancing; and (iv) the balance, 80% to the limited partners, pro rata in proportion to the number of Units held by each, and 20% to the General Partner.

Note 2.	Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2013 and 2012, and the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2013 and 2012. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. The Partnership recorded an impairment charge related to rental properties of $1,900,000 in 2013. There was no impairment of rental properties for the year ended December 31, 2012.

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement
Furniture and equipment	5 to 7 years

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Real Estate Impairment Charges

The Partnership conducted a comprehensive review of all real estate assets in accordance with guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of changing market conditions, one of the Partnership’s real estate assets was written down to fair value and a non-cash impairment charge was recognized.

In order to comply with the disclosure requirements as outlined in the guidance, the designation of the level of inputs used in the fair value models must be determined. Inputs used in establishing fair value for real estate assets generally fall within level three, which are characterized as requiring significant judgment as there is little or no observable market activity. The main indicator used to establish the classification of the inputs was current market conditions that, in many instances, resulted in the use of significant estimates in establishing fair value measurements.

The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates. Additional impairments may be necessary in the future in the event that market conditions deteriorate and impact the drivers used to estimate fair value. The impairment charge recognized on this asset, which is shown below (in thousands), represents the difference between the carrying value and the estimated fair value for the years ended December 31, 2013 and 2012 respectively.

	2013	2012
Rental Properties	$1,900	$-

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

December 31, 2013 and 2012

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

The fair value disclosures below relate to the asset impaired as of December 31, 2013.

Nonrecurring Fair Value Measurements as of December 31, 2013 and 2012:

	2013		2012
	Assets/Liabilities at Fair Value		Assets/Liabilities at Fair Value
	Level 3	Total	Level 3	Total
Assets:
Rental properties	$8,869,000	$8,869,000	$-	$-

The following table presents quantitative information about the Level 3 fair value measurements at December 31, 2013.

Quantitative Information about Level 3 Fair Value Measurements:
	Fair Value at	Valuation	Unobservable
Description	December 31, 2013	Technique	Inputs	Range

Rental Properties	$8,869,000	Discounted Cash Flow	Discount Rate	11.00%
			Terminal Capitalization Rate	9.50%

The fair value for the property is based on a discounted cash flow.

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

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis during the current year. The Partnership develops a revised estimate of the amount recoverable from tenants based on updated expenses for the year and amounts to be recovered and records adjustments to income in the current year financial statement accounts. Any final changes in estimate based on lease-by-lease reconciliations and tenant negotiations and collection are recorded in the period those reconciliations and negotiations are settled.

Net Loss Per Limited Partnership Unit

Net loss per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net loss.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Net loss per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2013		2012
	General	Limited	General	Limited
Loss (Income) Allocation:	Partner	Partners	Partner	Partners

Gain on sale of property	$-	$-	$10	$192
Allocation of loss	(31)	(3,099)	(11)	(1,111)

Net loss	$(31)	$(3,099)	$(1)	$(919)

Weighted average number of limited partnership units outstanding during each year		65,819		65,819

Basic and diluted loss per limited partnership unit		$(47.08)		$(13.96)

As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual Partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized in measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of December 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011, and 2012.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Concentration Risk

As of December 31, 2013, one tenant, an educational institution, occupying approximately 99,000 square feet of the approximately 555,000 total rentable square feet accounted for approximately 25% of rental revenue generated in 2013. The same tenant, represented 23% in aggregate of rental revenue for the year ended December 31, 2012.

Recent accounting pronouncements

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU No. 2013-07”). ASU No. 2013-07 requires an entity to use the liquidation basis of accounting when liquidation is determined to be imminent. The guidance in ASU No. 2013-07 would not be applied for limited-life entities unless an approved plan for liquidation differs from the plan for liquidation specified at the entity’s inception, primarily considering whether the entity would be compelled to sell its assets through liquidation in exchange for proceeds not commensurate with their fair value. ASU No. 2013-07 is effective for entities that determine liquidation is imminent during interim and annual reporting periods beginning after December 15, 2013, and early adoption is permitted. The Partnership has elected to adopt ASU No. 2013-07 as of December 31, 2013 and adoption of this update did not have an impact on the Partnership’s financial statements.

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Land	$4,617	$4,650
Buildings	47,837	49,704
Building and tenant improvements	9,692	9,823
	62,146	64,177
Less: accumulated depreciation	(25,511)	(23,518)
Total rental properties, net	$36,635	$40,659

As of December 31, 2013, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

The provision for impairment of $1,900,000 for the year ended December 31, 2013 relates to Northriver Place. The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of continued vacancy, the Partnership’s Northriver Place property was written down to fair value and a non-cash impairment charge of $1,900,000 was recognized in the year ended December 31, 2013.

In September 2012, the Partnership sold, in an all cash transaction, approximately 11,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Land with a basis of $40,000 was sold for total consideration of $246,000. Costs related to the sale included $4,000 in sale fees. A gain on sale of property of $202,000 was allocated to the affected properties on a pro rata basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 13,000 square feet of land for six months starting in August 2012 to be used for construction staging with consideration of $2,000 per month.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 4.	LAND HELD FOR DEVELOPMENT

As of December 31, 2013, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). Annually the partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to impairment of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where the book value exceeds the estimated fair value. As a result of the analysis performed during 2008, the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value of zero and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

Note 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$20,909	$21,388
Line of credit	7,749	7,749
Total note payable and line of credit	$28,658	$29,137

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets. The loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of December 31, 2013, the Partnership has not been notified by the lender that a triggering event has occurred.

On November 12, 2013, we modified the line of credit agreement to extend the maturity date to December 19, 2014 with one remaining one year extension option. The total availability is $15,000,000, the interest rate is 30-day LIBOR plus 3% (3.19% as of December 31, 2013), and the line is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants.

The annual maturities of the Partnership’s note payable subsequent to December 31, 2013 are as follows (in thousands):

2014	$462
2015	532
2016	19,915
Total	$20,909

Note 6.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2013	2012

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$218,000	$216,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	44,000	29,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	250,000	250,000
(iv) leasing services fees which were included in the deferred costs on the accompanying consolidated balance sheets	204,000	203,000
(v) a sales fee of 1% for all properties, which were included in net gain on sale of property	-	3,000
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	150,000	-
(vii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	98,000	98,000
(viii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	28,000	29,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2013, Glenborough Property Partners, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2013, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Note 8.	LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through August 2024. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$7,581
2015	6,369
2016	5,261
2017	4,289
2018	3,642
Thereafter	10,640
Total	$37,782

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I

		Initial Cost to		Cost Capitalized Subsequent		Gross Amount Carried
		Partnership		to Acquisition		at December 31, 2013
			Buildings				Buildings			Date		Life
			and		Carrying		and	(a)	Accumulated	Construction	Date	Depreciated
Description	Encumbrances	Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Began	Acquired	Over

Rental Properties:
Commercial Office -
One Vanderbilt	(b)	$572	$-	$6,988	$-	$570	$6,990	$7,560	$4,644	Nov-85	11/6/84	3-40 yrs.
Carnegie Business Center I	(a)	380	-	4,710	-	380	4,710	5,090	3,306	Jul-86	11/6/84	3-40 yrs.
Northcourt Plaza (formerly known as IRC)	(a)	608	-	10,453	-	947	10,114	11,061	4,214	Jan-96	6/26/87	10-40 yrs.
Less: Provision for impairment of real estate	-	-	-	(1,678)	-	(196)	(1,482)	(1,678)	-
Vanderbilt Plaza	(a)	511	-	13,440	-	509	13,442	13,951	4,698	Nov-03	11/6/84	40yrs.
North River Place	(a)	219	-	13,018	-	219	13,018	13,237	2,468	Oct-06	11/6/84	40yrs.
Less: Provision for impairment of real estate	-	-	-	(1,900)		(33)	(1,867)	(1,900)	-

Commercial Retail -
Service Retail Center	(b)	300	-	1,593	-	300	1,593	1,893	928	Jul-86	11/6/84	3-40 yrs.
Less: Provision for impairment of real estate	-	-	-	(250)	-	(41)	(209)	(250)	-
Promo Retail	(b)	811	-	5,943	-	801	5,953	6,754	2,920	Feb-93	11/6/84	10-40 yrs.
Less: Provision for impairment of real estate	-	-	-	(119)	-	(7)	(112)	(119)	-
TGI Friday’s	(b)	181	1,624	4	-	181	1,628	1,809	685	N/A	2/28/97	40yrs.
Promo Retail II (formerly known as Circuit City)	(b)	284	-	1,709	-	450	1,543	1,993	659	Jul-96	11/6/84	20-40yrs.
Mimi’s Café	(b)	149	675	65	-	150	739	889	368	Jul-98	11/6/84	40yrs.
Palm Court Retail I	(b)	194	617	192	-	183	820	1,003	338	Jul-98	11/6/84	40yrs.
Palm Court Retail II	(b)	212	636	5	-	204	649	853	283	Jul-98	11/6/84	40yrs.
	28,658	4,421	3,552	54,173	-	4,617	57,529	62,146	25,511
Construction in progress - 1.6 acres	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
Land held for development - 14.7 acres	-	2,750	-	4,925	-	7,407	268	7,675	-	N/A	11/6/84	N/A
Less: Provision for impairment of real estate	-	(2,750)	-	(4,925)	-	(7,407)	(268)	(7,675)	-
	-	-	-	-	-	-	-	-	-

	$28,658	$4,421	$3,552	$54,173	$-	$4,617	$57,529	$62,146	$25,511

The aggregate cost of land and buildings for federal income tax purposes is $84,615.

(a)	Carnegie Business Center I, Vanderbilt Plaza, Northcourt Plaza and North River Place are collateral for the debt of line of credit in the amount of $7,749.
(b)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Promotional Retail II, Mimi Café, Palm Court Retail I and II are collateral for debt in the aggregate amount of $20,909.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2013 and 2012:

	2013	2012
Investments in real estate:
Balance at beginning of year	$64,177	$65,714
Additions during year	951	789
Provision for impairment	(1,900)	-
Write-off of fully depreciated rental property	(1,082)	(2,286)
Sales of real estate	-	(40)

Balance at end of year	$62,146	$64,177

Accumulated Depreciation:

Balance at beginning of year	$23,518	$22,757
Additions charged to expense	3,075	3,047
Write-off of fully depreciated rental property	(1,082)	(2,286)
Sales of real estate	-	-

Balance at end of year	$25,511	$23,518

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004), is incorporated herein by reference.

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2010 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (filed as Exhibit 10.9 to the Partnership’s annual report on Form 10-K for the year ended December 31, 2009), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

