Form 10-Q
period 2014-03-31
RANCON REALTY FUND IV
filed 2014-05-12
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer☐  Accelerated Filer ☐    Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Investments in real estate:
Rental properties	$62,053	$62,146
Accumulated depreciation	(26,158)	(25,511)
Rental properties, net	35,895	36,635

Cash and cash equivalents	3,018	2,888
Accounts receivable, net	276	230
Deferred costs, net of accumulated amortization of $2,206 and $2,046 as of March 31, 2014 and December 31, 2013, respectively	2,012	2,093
Prepaid expenses and other assets	2,646	2,569

Total assets	$43,847	$44,415

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,534	$28,658
Accounts payable and other liabilities	390	398
Prepaid rent	374	295

Total liabilities	29,298	29,351

Commitments and contingent liabilities (Note 6)

Partners’ Equity (Deficit):
General Partner	(901)	(896)
Limited partners, 65,819 limited partnership units outstanding as of March 31, 2014 and December 31, 2013	15,450	15,960

Total partners’ equity	14,549	15,064

Total liabilities and partners’ equity	$43,847	$44,415

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Operating revenue
Rental revenue and other	$1,953	$2,036
Tenant reimbursements	171	212
Total operating revenue	2,124	2,248

Operating expenses
Property operating expenses	932	970
Depreciation and amortization	909	867
General and administrative	385	215
Total operating expenses	2,226	2,052

Operating (loss) income	(102)	196

Interest expense	(413)	(399)

Net loss	$(515)	$(203)

Basic and diluted net loss per limited partnership unit	$(7.75)	$(3.05)

Weighted average number of limited partnership units outstanding	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2014

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2013	$(896)	$15,960	$15,064

Net loss	(5)	(510)	(515)

Balance (deficit) at March 31, 2014	$(901)	$15,450	$14,549

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(515)	$(203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	909	867
Amortization of loan fees, included in interest expense	62	41
Changes in certain assets and liabilities:
Accounts receivable	(46)	148
Deferred costs	(117)	(11)
Prepaid expenses and other assets	(77)	(280)
Accounts payable and other liabilities	(8)	(26)
Prepaid rent	79	37

Net cash provided by operating activities	287	573

Cash flows from investing activities:
Additions to real estate investments	(33)	(49)

Net cash used in investing activities	(33)	(49)

Cash flows from financing activities:
Note payable principal payments	(124)	(117)

Net cash used in financing activities	(124)	(117)

Net increase in cash and cash equivalents	130	407

Cash and cash equivalents at beginning of period	2,888	2,856

Cash and cash equivalents at end of period	$3,018	$3,263

Supplemental disclosure of cash flow information:

Cash paid for interest	$352	$358

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$126	$90

Write-off of fully amortized deferred costs	$38	$11

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

As of March 31, 2014, there were 65,819 Units (“Units”) outstanding.

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be completed within a specified time frame.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2014 and December 31, 2013, and the consolidated results of operations of the Partnership and its subsidiaries for the three months ended March 31, 2014 and 2013, the consolidated statement of partners’ equity for the three months ended March 31, 2014, and cash flows of the Partnership for the three months ended March 31, 2014 and 2013. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2014 and December 31, 2013, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2014 and 2013, and the consolidated statement of partners’ equity for the three months ended March 31, 2014.

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

Net loss per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2014		March 31, 2013
Loss allocation:	General Partner	Limited Partners	General Partner	Limited Partners

Net loss	$(5)	$(510)	$(2)	$(201)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819

Basic and diluted loss per limited partnership unit		$(7.75)		$(3.05)

The calculation of net loss per Unit assumes that the loss otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined it has not incurred any liability for unrecognized tax benefits as of March 31, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of March 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011, 2012, and 2013.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Concentration Risk

One tenant, an educational institution, represented 26% of rental revenue for the three months ended March 31, 2014. The same tenant represented 23% of rental revenue for the three months ended March 31, 2013.

Reference to 2013 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2013 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Land	$4,617	$4,617
Buildings	47,837	47,837
Building and tenant improvements	9,599	9,692
	62,053	62,146
Less: accumulated depreciation	(26,158)	(25,511)
Total rental properties, net	$35,895	$36,635

As of March 31, 2014, the Partnership’s rental properties included five office properties and seven retail properties (see detailed listing of properties in Item 2. Properties).

NOTE 4.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$20,785	$20,909
Line of credit	7,749	7,749
Total note payable and line of credit	$28,534	$28,658

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets. The loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred.  If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership.  As of March 31, 2014, the Partnership has not been notified by the lender that a triggering event has occurred.

The line of credit is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and has a total availability of $15,000,000, an interest rate of 30-day LIBOR plus 3.00% and a maturity date of December 19, 2014. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants.

The required principal payments on the Partnership’s note payable for the next five years and thereafter, as of March 31, 2014, are as follows (in thousands).

2014	$338
2015	532
2016	19,915
Total	$20,785

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

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Three Months Ended
	March 31,	March 31,
	2014	2013

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$55,000	$55,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	21,000	27,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	63,000	63,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	91,000	11,000
(v) a sales fee of 1% for all properties	-	-
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	27,000	24,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	7,000	7,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of March 31, 2014, Glenborough Property Partners, LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2014, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

RANCON REALTY FUND IV,

A California Limited Partnership

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2013 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be completed within a specified time frame.

Overview

Tri-City Properties

As of March 31, 2014, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

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
		554,765

As of March 31, 2014, the weighted average occupancy of the twelve properties was 67%.

Promotional Retail Center II is currently unoccupied. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of March 31, 2014, we owned approximately 14.7 acres of unimproved land.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013.

Revenue

Rental revenue and other decreased by $83,000, or 4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due primarily to the early termination of a lease at One Vanderbilt .

Tenant reimbursements decreased by $41,000 or 19%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due primarily to lower requests for overtime HVAC.

Expenses

Property operating expenses were decreased by $38,000, or 4%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 due primarily to lower repairs and maintenance costs due to lower occupancy.

Depreciation and amortization increased $42,000, or 5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was primarily due to the amortization of new lease commissions and improvements.

General and administrative expenses increased $170,000, or 79%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was primarily due to increases in investor relations expense related to the dissolution proxy.

Interest expense increased $14,000, or 4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to additional loan fees related to the extension of the line of credit.

Liquidity and Capital Resources

As of March 31, 2014, we have cash and cash equivalents of $3,018,000.

As of March 31, 2014, our primary liability is a note payable of approximately $20,785,000, collateralized by properties with an aggregate net carrying value of approximately $11,908,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets and provides that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify us that a triggering event has occurred.  If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership.  As of March 31, 2014, we have not been notified by the lender that a triggering event has occurred.

We have a line of credit, which as of March 31, 2014 is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000. The line of credit requires a monthly interest-only payments, bears variable interest at the 30-day LIBOR plus 3.00% (3.19% at March 31, 2014), and has a maturity date of December 19, 2014. As of March 31, 2014, $7,749,000 was outstanding under the line of credit. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, we must meet several conditions precedent, including a specified loan to value ratio. Management is in compliance as of March 31, 2014 to support a one year extension and anticipates that such an extension will be sought in late 2014.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2014, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

RANCON REALTY FUND IV,

A California Limited Partnership

Cash Flows

For the three months ended March 31, 2014, cash provided by operating activities was $287,000, as compared to $573,000 for the same period in 2013. The reduction was primarily due to a higher loss from operations. For the three months ended March 31, 2014, cash used in investing activities was $33,000, as compared to $49,000 for the same period in 2013. The change was due to slightly lower capital expenditures in the first quarter of 2014 as compared to the first quarter of 2013. For the three months ended March 31, 2014, cash used in financing activities was $124,000 as compared to $117,000 for the same period in 2013, representing principal payments on the note payable.

Our expectation is that cash and cash equivalents as of March 31, 2014, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of March 31, 2014, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	Total
Collateralized mortgage loans	$513	$20,272	$20,785
Interest on indebtedness	1,122	823	1,945
Line of credit	7,749	-	7,749
Total	$9,384	$21,095	$30,479

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2014 and variable interest rate of 3.19% as of March 31, 2014. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit, the Partnership must meet several conditions precedent, including a specified loan to value ratio.

	Expected Maturity Date
	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$338	$532	$19,915	$20,785
Line of credit	$7,749	$-	$-	$7,749

As of March 31, 2014, we had cash and cash equivalents of $3,018,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

RANCON REALTY FUND IV,

A California Limited Partnership

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial cash flow or results of operations. The Partnership position,

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2	Plan of Liquidation of the Partnership, dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-14207), is incorporated herein by reference.

3	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 27, 2014 (included as Exhibit 3.1 to Form 8-K dated March 27, 2014, file number 0-14207), is incorporated herein by reference.

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	May 12, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	May 12, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 2	Plan of Liquidation of the Partnership, dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-14207), is incorporated herein by reference.

Exhibit 3	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 27, 2014 (included as Exhibit 3.1 to Form 8-K dated March 27, 2014, file number 0-14207), is incorporated herein by reference.

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

