Form 10-Q
period 2014-09-30
RANCON REALTY FUND IV
filed 2014-11-13
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Investments in real estate:
Rental properties	$8,558	$62,146
Accumulated depreciation	(3,671)	(25,511)
Rental properties, net	4,887	36,635

Cash and cash equivalents	3,803	2,888
Accounts receivable, net	-	230
Deferred costs, net of accumulated amortization of $532 and $2,046 as of September 30, 2014 and December 31, 2013, respectively	227	2,093
Prepaid expenses and other assets	137	2,569

Assets held for sale	33,596	-

Total assets	$42,650	$44,415

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,282	$28,658
Accounts payable and other liabilities	265	398
Prepaid rent	1	295
Liabilities related to assets held for sale	624	-

Total liabilities	29,172	29,351

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(912)	(896)
Limited partners, 65,819 limited partnership units outstanding as of September 30, 2014 and December 31, 2013	14,390	15,960

Total partners’ equity	13,478	15,064

Total liabilities and partners’ equity	$42,650	$44,415

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating revenue
Rental revenue and other	$145	$168	$428	$449
Tenant reimbursements	16	25	77	77
Total operating revenue	161	193	505	526

Operating expenses
Property operating expenses	105	127	346	350
Depreciation and amortization	56	73	175	208
General and administrative	198	211	811	629
Total operating expenses	359	411	1,332	1,187

Operating loss	(198)	(218)	(827)	(661)

Interest and other income	-	-	-	14
Interest expense (including amortization of loan fees)	(179)	(162)	(541)	(487)

Loss from continuing operations	(377)	(380)	(1,368)	(1,134)
(Loss) income from discontinued operations	(266)	(146)	(218)	185
Net loss	$(643)	$(526)	$(1,586)	$(949)

Basic and diluted net loss per limited partnership unit	$(9.68)	$(7.91)	$(23.85)	$(14.28)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2014

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2013	$(896)	$15,960	$15,064

Net loss	(16)	(1,570)	(1,586)

Balance (deficit) at September 30, 2014	$(912)	$14,390	$13,478

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,586)	$(949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,629	2,695
Amortization of loan fees, included in interest expense	185	122
Changes in certain assets and liabilities:
Accounts receivable	140	23
Deferred costs	(267)	(531)
Prepaid expenses and other assets	84	(421)
Accounts payable and other liabilities	290	242
Prepaid rent	(93)	40

Net cash provided by operating activities	1,382	1,221

Cash flows from investing activities:
Additions to real estate investments	(91)	(98)
Net cash used in investing activities	(91)	(98)

Cash flows from financing activities:
Note payable principal payments	(376)	(357)

Net cash used in financing activities	(376)	(357)

Net increase in cash and cash equivalents	915	766

Cash and cash equivalents at beginning of period	2,888	3,622

Cash and cash equivalents at end of period	$3,803	$4,388

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,050	$1,073

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$817	$492

Write-off of fully amortized deferred costs	$322	$129

Supplemental disclosure of non-cash investing activities:

Amounts included in accounts payable and accrued liabilities related to investments in real estate and capital expenditures	$29	$1,015

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

As of September 30, 2014, there were 65,819 Units (“Units”) outstanding.

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014 the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be completed within a specified time frame.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2014 and December 31, 2013, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2014 and 2013, the consolidated statement of partners’ equity for the nine months ended September 30, 2014 and cash flows of the Partnership for the nine months ended September 30, 2014 and 2013. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2014 and December 31, 2013, and the related consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, the consolidated statement of partners’ equity for the nine months ended September 30, 2014, and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013.

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

The Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of Management and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of September 30, 2014, the Partnership had five office and five retail properties classified as held for sale on the consolidated balance sheet.

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

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Loss allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

Net income (loss)	$(6)	$(637)	$(5)	$(521)	$(16)	$(1,570)	$(9)	$(940)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819

Basic and diluted loss per limited partnership unit		$(9.68)		$(7.91)		$(23.85)		$(14.28)

Basic and diluted income (loss) from discontinued operations per limited partnership unit		$(4.00)		$(2.20)		$(3.28)		$2.78

As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined it has not incurred any liability for unrecognized tax benefits as of September 30, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of September 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2011, 2012 and 2013.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Concentration Risk

Three tenants (two educational institutions and an insurance company) represented 45% of rental revenue (including rental revenue included in loss from discontinued operations) for the nine months ended September 30, 2014 and one tenant (an educational institution) represented 24% of rental revenue (including rental revenue included in loss from discontinued operations) for the nine months ended September 30, 2013.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Partnership is currently assessing the impact, if any, that the adoption of this standard will have and will adopt the standard on January 1, 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new guidance is effective for the Partnership in the first quarter of 2017, with no early adoption permitted. The Partnership is currently evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures.

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Land	$1,246	$4,617
Buildings	7,129	47,837
Building and tenant improvements	183	9,692
	8,558	62,146
Less: accumulated depreciation	(3,671)	(25,511)
Total rental properties, net	$4,887	$36,635

As of September 30, 2014, the Partnership’s rental properties included two retail properties. Five office properties and five retail properties are included in assets held for sale.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In response to the Limited Partners May 8, 2014 approval of the dissolution of the Partnership, the General Partner has begun an orderly liquidation of the Partnership’s assets and began actively marketing 10 buildings for sale: Carnegie Business Center I, Mimi’s Café, Northcourt Plaza, North River Place, One Vanderbilt, Palm Court Retail I, Palm Court Retail II, Service Retail Center, TGI Friday’s and Vanderbilt Plaza. In accordance with the current guidance, the related assets and liabilities of these properties have been classified as held for sale on the accompanying balance sheet as follows (in thousands):

Reconciliation of the Carrying Amounts of Assets and Liabilities

of the Discontinued Operations That Are Disclosed in the Notes to Financial Statements

to Total Assets and Liabilities of the Properties Held for Sale

That are Presented Separately in the Consolidated Balance Sheet

(in thousands)

September 30,
2014

Carrying amounts of major classes of assets included as part of discontinued operations:
Investments in real estate:
Rental properties, net	29,603

Accounts receivable, net	90
Deferred costs, net of accumulated amortization of $1,770 and $1,675 as of September 30, 2014 and December 31, 2013, respectively	1,555
Prepaid expenses and other assets	2,348

Total assets classified as held for sale	$33,596

Carrying amounts of major classes of liabilities included as part of discontinued operations:

Accounts payable and other liabilities	$423
Prepaid rent	201

Total liabilities classified as held for sale	$624

Investments in real estate held for sale consist of the following (in thousands):

September 30,
2014
Land	$3,371
Buildings	40,708
Building and tenant improvements	8,784
52,863
Less: accumulated depreciation	(23,260)
Total rental properties, net	$29,603

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with the guidance relating to discontinued operations, the related operating results from the properties held for sale are classified as discontinued operations in the accompanying statements of operations as follows (in thousands):

Reconciliation of Line Items Constituting Discontinued

Operations That Are Disclosed in the Notes to Financial Statements

That Are Presented in the Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Major classes of line items constituting operating income (loss) of discontinued operations:

Rental revenue and other	$1,646	$1,891	$5,261	$5,694
Tenant reimbursements	192	180	490	557
Revenue	1,838	2,071	5,751	6,251

Operating expenses	1,118	1,116	2,821	2,871
Depreciation and amortization	755	865	2,454	2,487
Interest expense (including amortization of loan fees)	231	236	694	708

Total (loss) income from discontinued operations	$(266)	$(146)	$(218)	$185

NOTE 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$20,533	$20,909
Line of credit	7,749	7,749

Total note payable	$28,282	$28,658

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets. The loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of September 30, 2014, the Partnership has not been notified by the lender that a triggering event has occurred.

The line of credit is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and has a total availability of $15,000,000 and an interest rate of 30-day LIBOR plus 3.00% (3.19% at September 30, 2014). The line of credit has a maturity date of December 19, 2014. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants.

The required principal payments on the Partnership’s note payable for the next three years, as of September 30, 2014, are as follows (in thousands).

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

2014	$7,835
2015	532
2016	19,915

Total	$28,282

NOTE 6.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Nine Months Ended
	September 30,	September 30,
	2014	2013

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$167,000	$158,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	21,000	45,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	187,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	184,000	173,000
(v) a sales fee of 1% for all properties	-	-
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	80,000	73,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	17,000	21,000

On October 1, 2010, Glenborough Holdings, LLC (“Glenborough Holdings”) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of September 30, 2014, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2014, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

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

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014 the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be completed within a specified time frame.

Five office properties and five retail properties, as detailed below, are currently being marketed and are classified as held for sale.

Overview

Tri-City Properties

As of September 30, 2014, our rental properties consist of five office and seven retail properties, aggregating approximately 555,000 rentable square feet, of which 400,000 square feet are office space, and 155,000 square feet are retail space.

Property	Type	Square Footage

* One Vanderbilt	Four-story office building	73,729
* Carnegie Business Center I	Two office buildings	62,538
* Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,244
* Northcourt Plaza	Two-story office building	77,589
* TGI Friday’s	Restaurant	9,956
Promotional Retail Center II	Retail building	39,123
* Mimi’s Café	Restaurant	6,455
* Palm Court Retail I	Retail building	5,053
* Palm Court Retail II	Retail building	7,433
* Vanderbilt Plaza	Four-story office building	114,707
* North River Place	Three-story office building	71,157
		554,764

For the nine months ended September 30, 2014, the weighted average occupancy of the twelve properties was 66%.

The properties above preceded by an “*” (and the land discussed below) are currently being marketed for sale by the Partnership and have been classified as held for sale in the accompanying consolidated balance sheet.

Land

As of September 30, 2014, we owned approximately 14.7 acres of unimproved land.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013.

Revenue

Rental revenue and other decreased $23,000, or 14%, and $21,000, or 5%, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively. This decrease was due to a temporary lease in 2013 at Promotional Retail Center 2, which did not recur in 2014, and a lease buyout which occurred in 2013.

Tenant reimbursements decreased $9,000, or 36%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to a temporary lease in 2013 which did not recur in 2014. Tenant reimbursements were flat for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to higher monthly operating expense reimbursements.

Expenses

Property operating expenses decreased $22,000, or 18%, and $4,000, or 1%, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. This decrease was primarily the result of lower utility bills due to the non-recurrence of the temporary 2013 lease.

Depreciation and amortization decreased by $17,000, or 24%, and $33,000, or 16% for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to assets becoming fully depreciated.

General and administrative expenses decreased $13,000, or 6%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to lower investor relations costs in the three months ended September 30, 2014. General and administrative expenses increased $182,000, or 29% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to costs associated with the dissolution of the Partnership.

Interest expense increased $17,000, or 11%, and $54,000, or 11%, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to the amortization of the additional loan fees related to the extension of the line of credit.

Loss from discontinued operations increased $120,000, or 82%, and $403,000, or 218% for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to reductions in rental revenue due to lower occupancy.

Liquidity and Capital Resources

As of September 30, 2014, we have cash and cash equivalents of $3,803,000.

As of September 30, 2014, our primary liability is a note payable of approximately $20,533,000, collateralized by properties with an aggregate net carrying value of approximately $11,446,000. The note has a 10-year term requiring monthly principal and interest payments based on a 30-year amortization of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets and provides that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify us that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of September 30, 2014, we have not been notified by the lender that a triggering event has occurred.

We have a line of credit, which as of September 30, 2014 is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000. The line of credit requires monthly interest-only payments and bears variable interest at the 30-day LIBOR plus 3.00% (3.19% at September 30, 2014) and has a maturity date of December 19, 2014. As of September 30, 2014, $7,749,000 was outstanding under the line of credit. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, we must meet several conditions precedent, including a specified loan to value ratio. Management is in compliance as of September 30, 2014 to support a one year extension and anticipates that such extension will be sought in late 2014.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2014, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Cash Flows

For the nine months ended September 30, 2014, cash provided by operating activities was $1,382,000, as compared to cash provided by operating activities of $1,221,000 for the same period in 2013. The change was due to changes in cash flows related to certain assets and liabilities, primarily prepaid expenses and other assets and deferred costs. For the nine months ended September 30, 2014, cash used in investing activities was $91,000, as compared to cash used in investing activities of $98,000 for the same period in 2013. The change was due to slightly lower capital expenditures in 2014. For the nine months ended September 30, 2014, cash used in financing activities was $376,000, as compared to cash used in financing activities of $357,000 for the same period in 2013 representing principal payments on the note payable.

Our expectation is that cash and cash equivalents as of September 30, 2014, together with cash from operations, sales and financing, and the line of credit, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include draws on the line of credit and property sales. Cash generated from property sales has historically been added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners but going forward will be used for costs related to the liquidation of the Partnership and remaining funds will be distributed to the partners.

Contractual Obligations

As of September 30, 2014, our contractual obligations consist of the following (in thousands):

	Less than 1 year	1 to 3 years	Total
Collateralized mortgage loans	$527	$20,006	$20,533
Interest on indebtedness	1,108	272	1,380
Line of credit	7,749	-	7,749

Total	$9,384	$20,278	$29,662

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of a note payable with a fixed interest rate of 5.46% and the line of credit with a maturity date of December 19, 2014 and variable interest rate of 3.19% as of September 30, 2014. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. Management is in compliance as of September 30, 2014 to support a one year extension and anticipates that such extension will be sought in late 2014.

.

	Expected Maturity Date
	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$86	$532	$19,915	$20,533
Line of credit	$7,749	$-	$-	$7,749

As of September 30, 2014, we had cash and cash equivalents of $3,803,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV,
a California limited partnership

By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 13, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 13, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 2	Plan of Liquidation of the Partnership, dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-14207), is incorporated herein by reference.

Exhibit 3	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 27, 2014 (included as Exhibit 2.1 to Form 8-K dated March 27, 2014, file number 0-14208), is incorporated herein by reference.

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

