Form 10-K
period 2014-12-31
RANCON REALTY FUND IV
filed 2015-03-24
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to____________

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

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 and one property which was sold in 2013 to third parties by the Partnership and Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership, substantially all of the parcels thereof are separately owned by either the Partnership or Fund V. As of December 31, 2014, the Partnership has twelve properties consisting of five office buildings and seven retail buildings. The Partnership’s properties are more fully described in Item 2.

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

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014 the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation and Dissolution became effective. Consequently, the General Partner has begun an orderly sale of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the sale process may take longer than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specified time frame. Subsequent to December 31, 2014, the sales of five retail buildings and all of the office properties were completed. Mimi’s Café sold on January 9, 2015 for $2,331,000, Palm Retail 1 sold on January 15, 2015 for $2,524,000, Service Retail sold on January 22, 2015 for $2,400,000, Palm Retail 2 sold on February 13, 2015 for $2,502,000 and TGI Fridays sold on February 19, 2015 for $3,350,000. On March 20, 2015, the Partnership sold the five office properties including Carnegie Business Center 1, Northcourt Plaza, North River Place, One Vanderbilt and Vanderbilt Plaza for $39,975,000. The last two properties, Promotional Retail 1 and 2, are expected to be sold later in the year.

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

Our tenants generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify us against any environmental liability arising from their activities on the properties. However, we could be subject to strict liability by virtue of our ownership interest in the properties. Also, tenants may not satisfy their indemnification obligations under the leases. We are also subject to the risk that:

●	any environmental assessments of our properties may not have revealed all potential environmental liabilities,
●	any prior owner or prior or current operator of these properties may have created an environmental condition not known to us, or
●	an environmental condition may otherwise exist as to any one or more of these properties.

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

General Risks of Ownership of Real Estate

We are subject to risks generally incidental to the ownership of real estate. These risks include:

●	changes in general economic or local conditions;
●	changes in supply of or demand for similar or competing properties in an area;
●	the impact of environmental protection laws;
●	changes in interest rates and availability of financing which may render the sale or financing of a property difficult or unattractive;
●	changes in tax, real estate and zoning laws; and
●	the creation of mechanics’ liens or similar encumbrances placed on the property by a lessee or other parties without our knowledge and consent.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West, which in the aggregate consist of approximately 24.5 million square feet of office space. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2014 market view report from an independent broker the overall vacancy rate was 17% within the Inland Empire East market as of December 31, 2014.

As of December 31, 2014, the Partnership owned twelve rental properties and approximately 14.7 acres of unimproved land.

Properties

The Partnership’s improved properties in Tri-City are as follows:

Property	Type	Square Footage

One Vanderbilt	Four-story office building	73,729
Carnegie Business Center I	Two office buildings	62,538
Service Retail Center	Two retail buildings	20,780
Promotional Retail Center	Four retail buildings	66,196
Northcourt Plaza	Two-story office building	77,589
TGI Friday’s	Restaurant	9,956
Promotional Retail Center II	Retail building	39,123
Mimi’s Café	Restaurant	6,455
Palm Court Retail I	Retail building	5,053
Palm Court Retail II	Retail building	7,433
Vanderbilt Plaza	Four-story office building	114,707
North River Place	Three-story office building	71,157
		554,716

The five office properties totaling approximately 399,000 square feet were 65% occupied, and the seven retail properties totaling approximately 155,000 square feet were 54% occupied as of December 31, 2014.

As of December 31, 2014, two tenants, an educational institution and an insurance company, occupying approximately 99,000 square feet and 29,000 square feet, respectively, of the 555,000 total rentable square feet accounted for approximately 38% of rental revenue generated in 2014.

Weighted Average Occupancy rates for the Partnership’s properties for each of the five years ended December 31, 2014 were as follows:

	2014	2013	2012	2011	2010

One Vanderbilt	41%	89%	94%	100%	100%
Carnegie Business Center I	100%	100%	100%	100%	100%
Service Retail Center	61%	63%	56%	54%	77%
Promotional Retail Center	65%	63%	63%	63%	63%
Northcourt Plaza	60%	56%	53%	53%	49%
TGI Friday’s	100%	100%	100%	100%	100%
Promotional Retail Center II	0%	25%	17%	0%	0%
Mimi’s Café	100%	100%	100%	100%	100%
Palm Court Retail I	100%	100%	82%	30%	30%
Palm Court Retail II	100%	100%	100%	100%	100%
Vanderbilt Plaza	92%	92%	92%	92%	79%
North River Place	44%	44%	44%	44%	44%

Weighted average occupancy	65%	73%	72%	71%	68%

Management is actively marketing the vacant space in all of the buildings for lease.

The annual effective rents per square foot for each of the five years ended December 31, 2014 were as follows:

	2014	2013	2012	2011	2010

One Vanderbilt	$21.96	$13.24	$17.74	$18.96	$22.26
Carnegie Business Center I	$20.52	$20.10	$19.50	$18.95	$18.50
Service Retail Center	$18.80	$18.34	$18.87	$16.78	$19.03
Promotional Retail Center	$13.82	$13.27	$13.45	$13.26	$12.24
Northcourt Plaza	$20.93	$21.48	$19.59	$15.89	$18.20
TGI Friday’s	$21.57	$21.57	$21.57	$21.57	$19.17
Promotional Retail Center II	$0.00	$0.00	$0.00	$0.00	$0.00
Mimi’s Café	$17.04	$17.04	$16.67	$16.67	$16.67
Palm Court Retail I	$27.20	$26.84	$24.94	$22.09	$22.09
Palm Court Retail II	$19.22	$20.69	$20.18	$20.18	$20.18
Vanderbilt Plaza	$23.63	$23.11	$21.11	$23.97	$24.45
North River Place	$25.59	$30.50	$29.44	$28.45	$27.43

Annual effective rent is calculated by dividing the aggregate of annualized December monthly rental income by the respective total square feet occupied at the property as of December 31.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2014:

Collateral	Eight properties (discussed below)	Carnegie Business Center, Vanderbilt Plaza, Northcourt, and North River

Form of debt	Note payable	Line of credit
Availability	––	$15,000,000
Outstanding balance	$20,404,000	$7,749,000
Interest Rate	5.46%	variable
Monthly payment	$136,000	Interest only
Original Maturity date	1/1/2016	12/19/2010
Extended Maturity date	N/A	6/30/2015

The note payable is collateralized by Promotional Retail Center II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets.

On November 11, 2014, we modified the line of credit agreement to extend the maturity date to June 30, 2015. The total availability is $15,000,000, the interest rate is 30-day LIBOR plus 3%, and the line is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants and extension conditions and contemplates paying off the line of credit in full upon the completion of the sale of the office properties as previously discussed.

Land

As of December 31, 2014, the Partnership owned approximately 14.7 acres of unimproved land. This land was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill.  All controlled wells are in compliance with County standards. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Holders

As of December 31, 2014, there were 6,297 holders of Units.

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

There were no distributions during 2014 or 2013.

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

Overview

Leasing

During 2014, management executed one new lease totaling 22,952 square feet of space and renewed eight leases totaling 67,512 square feet.

Management continues to actively market the vacant space in all of the buildings for lease.

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Revenue

Rental revenue decreased $27,000, or 4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due primarily to a temporary lease in 2013 which did not reoccur in 2014.

Expenses

Property operating costs decreased $32,000, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to lower expenses at Promotional Retail Center II which was vacant for all of 2014 but temporarily occupied on a short-term basis in 2013.

Depreciation and amortization decreased by $40,000, or 15%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to assets becoming fully depreciated.

General and administrative expense increased by $266,000, or 32% for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to costs associated with the pending dissolution of the Partnership.

Non-operating income / expenses

Interest expense increased $63,000, or 9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the amortization of additional loan fees related to the extension of the line of credit.

Income from discontinued operations was $479,000 for the year ended December 31, 2014 compared to a loss of $1,646,000 for the year ended December 31, 2013 primarily due to a $1,900,000 provision for real estate impairment recorded in 2013 related to the North River Place property.

Liquidity and Capital Resources

As of December 31, 2014, the Partnership had cash and cash equivalents of $3,468,000.

The Partnership’s primary liability at December 31, 2014 is a note payable of approximately $20,404,000, collateralized by properties with an aggregate net carrying value of approximately $10,948,000. The note has a 10-year term with a 30-year amortization requiring monthly principal and interest payments of approximately $136,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The note is collateralized by Promotional Retail II, Mimi’s Café, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note also provides for a one-time loan assumption and release provisions for individual assets. On March 20, 2015, the note was repaid in full.

On November 11, 2014, we modified the line of credit agreement to extend the maturity date to June 30, 2015. The total availability is $15,000,000, the interest rate is 30-day LIBOR plus 3% and the line is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants and extension conditions. As of December 31, 2014, $7,749,000 was outstanding on the line of credit. The line of credit has been repaid upon the completion of the sale of the office properties on March 20, 2015.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 as of December 31, 2014, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes probable.

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

Contractual Obligations

At December 31, 2014, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	Total
Collateralized mortgage loans	$489	$19,915	$20,404
Interest on indebtedness	1,010	91	1,101
Line of credit	7,749	-	7,749
Total	$9,248	$20,006	$29,254

Management expects that the Partnership’s cash balance at December 31, 2014, together with cash from operations, sales and financings, will be sufficient to finance the Partnership’s and the properties’ continuing operations on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Cash Flows

During 2014, cash provided by operating activities was $1,606,000, and was comparable to cash provided by operating activities of $1,670,000 for the same period in 2013. During 2014, cash used in investing activities was $353,000 compared to cash used in investing activities of $951,000 for the same period in 2013 primarily due to fewer building improvements in 2014. For the year ended December 31, 2014, cash used in financing activities was $673,000 and was comparable to cash used in financing activities of $687,000 for the same period in 2013.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

▪	Our belief that we will be able to complete the sale of all of our properties prior to the end of 2015; and

▪	Our belief that cash generated from such sales will be sufficient to fully pay off our note payable and line of credit.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates of the note payable with a fixed interest rate of 5.46% and the line of credit with a variable interest rate of 30-day LIBOR plus 3.00% (3.19% at December 31, 2014.)

	Expected Maturity Date
	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt	$489	$19,915	$20,404
Line of credit	7,749	-	7,749
	$8,238	$19,915	$28,153

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incur by approximately $9,600, based upon the balances outstanding on variable rate instruments at December 31, 2014.

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

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 71, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2014 all such ownership reports were filed on a timely basis.

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

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Glenborough Property Partners, LLC 400 South El Camino Real, Suite 1100 San Mateo, CA 94402	7,386 Units	11.22%

Units	MacKenzie Capital Management, LP 1640 School Street Moraga, CA 94566	7,174 Units (indirect ownership)*	11.35%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	4 Units (direct)	**

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)***	**

*Based on a review of the Partnership’s records, 23 entities that appear to be controlled by MacKenzie Capital Management, LP or its affiliates are the record owners of 7,386 Units in the aggregate.

** Less than 1 percent.

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

During the years ended December 31, 2014 and 2013, no distributions were made by the Partnership to the General Partner. In 2014 and 2013, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 11.22% of the Units. Other than fees to Glenborough LLC, in 2014 and 2013, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2014 and 2013.

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

Audit Fees

The Partnership was billed $141,000 and $137,000 for audit services rendered by its registered public accounting firm for the years ended December 31, 2014 and 2013 respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its registered public accounting firm for the years ended December 31, 2014 and 2013.

Tax Fees

The Partnership did not incur tax fees for services provided by its registered public accounting firm for the years ended December 31, 2014 and 2013.

All Other Fees

The Partnership did not incur any other fees for services provided by its registered public accounting firm for the years ended December 31, 2014 and 2013.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Partners’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2014 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

(3)	Exhibits:

(2.1)	Plan of liquidation of the Partnership, dated April 10, 2014 (included as Appendix A too Schedule 14A dated April 21, 2014, file number 0-14207, is incorporated herein by reference).

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	First Amendment to the Second amended and Restated Agreement of Limited Partnership of the Partnership, dated March 27, 2014, (included as Exhibit 3.1 to form 8-K dated March 27, 2014, file number 0-14207, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004), is incorporated herein by reference.

(10.5)	First Amendment to the Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.6)	Second Amendment to the Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.7)	Third Amendment to the Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2010 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (filed as Exhibit 10.9 to the Partnership’s annual report on Form 10-K for the year ended December 31, 2009), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RANCON REALTY FUND IV,
a California Limited Partnership

		By:	Rancon Financial Corporation
a California corporation
its General Partner

Date:	March 24, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	March 24, 2015	By:	/s/ Daniel L. Stephenson
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2014.

March 24, 2015

Report of Independent Registered Public Accounting Firm

To The General Partner of

Rancon Realty Fund IV, a California Limited Partnership:

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rancon Realty Fund IV, a California Limited Partnership, and its subsidiaries (the “Partnership”) at December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, in accordance with the terms of the Partnership Agreement the Partnership has entered into a process of dissolution. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 24, 2015

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

(in thousands, except units outstanding)

	2014	2013
Assets
Investments in real estate:
Rental properties	$8,623	$62,146
Accumulated depreciation	(3,724)	(25,511)
Rental properties, net	4,899	36,635

Cash and cash equivalents	3,468	2,888
Accounts receivable, net	68	230
Deferred costs, net of accumulated amortization of $397 and $2,046 as of December 31, 2014 and 2013, respectively	356	2,093
Prepaid expenses and other assets	214	2,569
Assets held for sale	33,580	-
Total assets	$42,585	$44,415

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$28,153	$28,658
Accounts payable and other liabilities	295	398
Prepaid rent	27	295
Liabilities related to assets held for sale	350	-
Total liabilities	28,825	29,351

Commitments and contingent liabilities (Note 8)

Partners’ Equity (Deficit):
General Partner	(909)	(896)
Limited partners, 65,819 limited partnership units outstanding as of December 31, 2014 and 2013	14,669	15,960

Total partners’ equity	13,760	15,064

Total liabilities and partners’ equity	$42,585	$44,415

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2014 and 2013

(in thousands, except per unit amounts and units outstanding)

	2014	2013

Operating revenue
Rental revenue and other	$574	$601
Tenant reimbursements	133	133
Total operating revenue	707	734

Operating expenses
Property operating expenses	429	461
Depreciation and amortization	234	274
General and administrative	1,101	835
Total operating expenses	1,764	1,570

Operating income (loss)	(1,057)	(836)

Interest and other income	-	15
Interest expense (including amortization of loan fees)	(726)	(663)
Loss from continuing operations	(1,783)	(1,484)
Income (loss) from discoutinued operations	479	(1,646)
Net Loss	$(1,304)	$(3,130)

Basic and diluted net loss per limited partnership unit	$(19.61)	$(47.08)

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2014 and 2013

(in thousands)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2012	(865)	19,059	18,194

Net loss	(31)	(3,099)	(3,130)

Balance (deficit) at December 31, 2013	(896)	15,960	15,064

Net loss	(13)	(1,291)	(1,304)

Balance (deficit) at December 31, 2014	$(909)	$14,669	$13,760

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

(in thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(1,304)	$(3,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,632	3,600
Amortization of loan fees, included in interest expense	251	178
Provision for impairment of real estate	-	1,900
Changes in certain assets and liabilities:
Accounts receivable	43	(15)
Deferred costs	(326)	(555)
Prepaid expenses and other assets	331	(370)
Accounts payable and other liabilities	69	(93)
Prepaid rent	(90)	155

Net cash provided by operating activities	1,606	1,670

Cash flows from investing activities:
Additions to real estate investments	(353)	(951)

Net cash used in investing activities	(353)	(951)

Cash flows from financing activities:
Note payable principal payments	(505)	(479)
Payment of deferred loan fees	(168)	(208)

Net cash used in financing activities	(673)	(687)

Net increase in cash and cash equivalents	580	32

Cash and cash equivalents at beginning of year	2,888	2,856

Cash and cash equivalents at end of year	$3,468	$2,888

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,397	$1,427

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$826	$1,082

Write-off of fully amortized deferred costs	$594	$205

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The Partnership’s initial acquisition of property between December 1984 and August 1985 consisted of approximately 76.56 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres (unaudited) known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and substantially all of the parcels thereof are separately owned either by the Partnership or Rancon Realty Fund V (“Fund V”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2014, the Partnership has twelve properties which consisted of five office buildings, five retail buildings and two restaurants.

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

As of December 31, 2014, there were 65,819 Units outstanding.

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014 the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation and Dissolution became effective. Consequently, the General Partner has begun an orderly sale of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the sale process may take longer than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specified time frame. Subsequent to December 31, 2014, the sales of five retail buildings and all of the office properties were completed. Mimi’s Café sold on January 9, 2015 for $2,331,000, Palm Retail 1 sold on January 15, 2015 for $2,524,000, Service Retail sold on January 22, 2015 for $2,400,000, Palm Retail 2 sold on February 13, 2015 for $2,502,000 and TGI Fridays sold on February 19, 2015 for $3,350,000. On March 20, 2015, the Partnership sold the five office properties including Carnegie Business Center 1, Northcourt Plaza, North River Place, One Vanderbilt and Vanderbilt Plaza for $39,975,000. The last two properties, Promotional Retail 1 and 2, are expected to be sold later in the year.

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

December 31, 2014 and 2013

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

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2014 and 2013, and the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2014 and 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. The Partnership recorded an impairment charge related to rental properties of $1,900,000 in 2013. There was no impairment of rental properties recorded for the year ended December 31, 2014.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates. Additional impairments may be necessary in the future in the event that market conditions deteriorate and impact the drivers used to estimate fair value. The impairment charge recognized on this asset, which is shown below (in thousands), represents the difference between the carrying value and the estimated fair value for the years ended December 31, 2014 and 2013 respectively.

	2014	2013
Rental properties	$-	$1,900

Sale of Real Estate

The Partnership periodically classified real estate as held for sale. An asset is classified as held for sale after the approval of Management and after an active program to sell the asset has commenced. Upon the classification of real estate as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset at the lower of fair value or the depreciated balance had the asset never been classified as held for sale and depreciation is reinstated. As of December 31, 2014, the Partnership had five office properties and five retail properties classified as held for sale on the consolidated balance sheet.

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

December 31, 2014 and 2013

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

The fair value disclosures below relate to the asset impaired as of December 31, 2014 and 2013.

Nonrecurring Fair Value Measurements as of December 31, 2014 and 2013:

	2014		2013
	Assets/Liabilities at Fair Value		Assets/Liabilities at Fair Value
	Level 3	Total	Level 3	Total
Assets:
Rental properties	$-	$-	$8,869,000	$8,869,000

The following table presents quantitative information about the Level 3 fair value measurements at December 31, 2014 and 2013.

Quantitative Information about Level 3 Fair Value Measurements:
	Fair Value at	Fair Value at	Valuation	Unobservable
Description	December 31, 2014	December 31, 2013	Technique	Inputs	Range
Rental Properties	$-	$8,869,000	Discounted Cash Flow	Discount Rate	11.00%
				Terminal Capitalization Rate	9.50%

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

December 31, 2014 and 2013

Net Loss Per Limited Partnership Unit

Net loss per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net loss.

Net loss per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2014		2013
Loss (Income) Allocation:	General Partner	Limited Partners	General Partner	Limited Partners

Net loss	$(13)	$(1,291)	$(31)	$(3,099)

Weighted average number of limited partnership units outstanding during each year		65,819		65,819

Basic and diluted loss per limited partnership unit		$(19.61)		$(47.08)

Basic and diluted income (loss) from discontinued operations per limited partnership unit		$7.20		$(24.76)

As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual Partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized in measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of December 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2011, 2012, and 2013.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Concentration Risk

As of December 31, 2014, two tenants, an educational institution and an insurance company, occupying approximately 99,000 square feet and 29,000 square feet, respectively, of the 555,000 total rentable square feet accounted for approximately 38% of rental revenue generated in 2014.

Recent accounting pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarified that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Partnership is currently assessing the impact, if any, that the adoption of this standard will have on the consolidated financial statements and related disclosures. The Partnership will adopt the standard on January 1, 2015.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Land	$1,246	$4,617
Buildings	7,129	47,837
Building and tenant improvements	248	9,692
	8,623	62,146
Less: accumulated depreciation	(3,724)	(25,511)
Total rental properties, net	$4,899	$36,635

As of December 31, 2014, the Partnership’s rental properties included two retail properties. Five office properties and five retail properties are included in assets held for sale.

Note 4.	LAND HELD FOR DEVELOPMENT

As of December 31, 2014, the Partnership owned approximately 14.7 acres of undeveloped land which is part of a landfill-monitoring program managed by the City of San Bernardino (as discussed in Note 7). Annually the partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to impairment of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where the book value exceeds the estimated fair value. As a result of the analysis performed during 2008, the Partnership concluded that this asset was impaired and accordingly the asset was written down to fair value of zero and a non-cash impairment charge of $268,000 was recognized, as management does not believe development or sale of this asset is probable.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 5.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

Reconciliation of Total Assets and Liabilities

of the Properties Held for Sale

That are Presented Separately in the Consolidated Balance Sheet

(in thousands)

December 31,
2014

Carrying amounts of major classes of assets included as part of held for sale:
Investments in real estate:
Rental properties, net	$29,857

Accounts receivable, net	119
Deferred costs, net of accumulated amortization of $2,133 as of December 31, 2014	1,580
Prepaid expenses and other assets	2,024

Total assets classified as held for sale	$33,580

Carrying amounts of major classes of liabilities included as part of held for sale:

Accounts payable and other liabilities	$172
Prepaid rent	178

Total liabilities classified as held for sale	$350

Investments in real estate held for sale consist of the following (in thousands):

December 31,
2014
Land	$3,371
Buildings	40,708
Building and tenant improvements	8,971
53,050
Less: accumulated depreciation	(23,193)
Total rental properties, net	$29,857

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

	For the year Ended
	December 31,
	2014	2013

Major classes of line items constituting income (loss) from discontinued operations:
Rental revenue and other	$6,836	$7,520
Tenant reimbursements	657	732
Revenue	7,493	8,252

Operating expenses	3,692	3,729
Depreciation and amortization	2,397	3,326
Provision for impairment	-	1,900
Interest expense (including amortization of loan fees)	925	943

Total income (loss) from discontinued operations	$479	$(1,646)

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

Note 6.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$20,404	$20,909
Line of credit	7,749	7,749
Total note payable and line of credit	$28,153	$28,658

The note payable is collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provides for a one-time loan assumption and release provisions for individual assets. The loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of December 31, 2014, the Partnership has not been notified by the lender that a triggering event has occurred. As buildings are sold in 2015, the proceeds will be applied to the note payable and upon closing of the sale of the office buildings, the note will be completely repaid.

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

On November 11, 2014, we modified the line of credit agreement to extend the maturity date to June 30, 2015. The total availability is $15,000,000, the interest rate is 30-day LIBOR plus 3% (3.19% as of December 31, 2014), and the line is collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit contains a minimum net worth covenant and a debt to total assets covenant. In order to extend the maturity date of the line of credit in the future, the Partnership must meet several conditions precedent, including a specified loan to value ratio. The Partnership is in compliance with the debt covenants. The line of credit will be repaid upon the completion of the sale of the office properties.

The annual maturities of the Partnership’s note payable subsequent to December 31, 2014 are as follows (in thousands):

2015	$489
2016	19,915
Total	$20,404

Note 7.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	2014	2013

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$218,000	$218,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	35,000	44,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	250,000	250,000
(iv) leasing services fees which were included in the deferred costs on the accompanying consolidated balance sheets	211,000	204,000
(v) a sales fee of 1% for all properties, which were included in net gain on sale of property	-	-
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	150,000	150,000
(vii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	106,000	98,000
(viii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	17,000	28,000

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

Note 8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

December 31, 2014 and 2013

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at December 31, 2014, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Note 9.	LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through August 2024. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$6,397
2016	6,039
2017	5,172
2018	4,552
2019	3,948
Thereafter	11,679
Total	$37,787

RANCON REALTY FUND IV

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 10.	Subsequent Events

Subsequent to December 31, 2014, the Partnership sold five retail buildings in separate transactions for a combined sales price of $13,107,000 and sold all of the office properties in one transaction for a purchase price of $39,975,000. Net proceeds were utilized to pay down the note payable and related prepayment penalties. Sale prices and dates are as follows:

Building	Date of Sale	Sales Price

Mimi's Café	January 9, 2015	$2,331,000
Palm Retail 1	January 15, 2015	$2,524,000
Service Retail	January 22, 2015	$2,400,000
Palm Retail 2	February 13, 2015	$2,502,000
TGI Fridays	February 19, 2015	$3,350,000
Office Portfolio	March 20, 2015	$39,975,000

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I

			Initial Cost to		Cost Capitalized Subsequent		Gross Amount Carried
			Partnership		to Acquisition		at December 31, 2014
				Buildings				Buildings			Date		Life
				and		Carrying		and	(a)	Accumulated	Construction	Date	Depreciated
Description	Encumbrances		Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Began	Acquired	Over

Rental Properties:
Commercial Office -
One Vanderbilt		(b)	$572	$-	$6,615	$-	$570	$6,617	$7,187	$4,643	Nov-85	11/6/84	3-40 yrs.
Carnegie Business Center I		(a)	380	-	4,716	-	380	4,716	5,096	3,474	Jul-86	11/6/84	3-40 yrs.
Northcourt Plaza		(a)	608	-	10,449	-	947	10,110	11,057	4,535	Jan-96	6/26/87	10-40 yrs.
Less: Provision for impairment of real estate	-		-	-	(1,678)	-	(196)	(1,482)	(1,678)	-
Vanderbilt Plaza		(a)	511	-	13,469	-	509	13,471	13,980	5,218	Nov-03	11/6/84	40yrs.
North River Place		(a)	219	-	12,853	-	219	12,853	13,072	2,593	Oct-06	11/6/84	40yrs.
Less: Provision for impairment of real estate	-		-	-	(1,900)		(33)	(1,867)	(1,900)

Commercial Retail -
Service Retail Center		(b)	300	-	1,617	-	300	1,617	1,917	944	Jul-86	11/6/84	3-40 yrs.
Less: Provision for impairment of real estate	-		-	-	(250)	-	(41)	(209)	(250)	-
Promo Retail		(b)	811	-	5,913	-	801	5,923	6,724	3,013	Feb-93	11/6/84	10-40 yrs.
Less: Provision for impairment of real estate	-		-	-	(119)	-	(7)	(112)	(119)	-
TGI Friday’s		(b)	181	1,624	8	-	181	1,632	1,813	716	N/A	2/28/97	40yrs.
Promo Retail II		(b)	284	-	1,734	-	450	1,568	2,018	712	Jul-96	11/6/84	20-40yrs.
Mimi’s Café		(b)	149	675	70	-	150	744	894	387	Jul-98	11/6/84	40yrs.
Palm Court Retail I		(b)	194	617	195	-	183	823	1,006	383	Jul-98	11/6/84	40yrs.
Palm Court Retail II		(b)	212	636	8	-	204	652	856	299	Jul-98	11/6/84	40yrs.
	28,153		4,421	3,552	53,700	-	4,617	57,056	61,673	26,917
Land held for development -
14.7 acres	-		2,750	-	4,925	-	7,407	268	7,675	-	N/A	11/6/84	N/A
Less: Provision for impairment of real estate	-		(2,750)	-	(4,925)	-	(7,407)	(268)	(7,675)	-
	-		-	-	-	-	-	-	-	-

	$28,153		$4,421	$3,552	$53,700	$-	$4,617	$57,056	$61,673	$26,917

The aggregate cost of land and buildings for federal income tax purposes is $84,615.

(a)	Carnegie Business Center I, Vanderbilt Plaza, Northcourt Plaza and North River Place are collateral for the debt of line of credit in the amount of $7,749.
(b)	One Vanderbilt, Service Retail Center, Promo Retail, TGI Friday’s, Promotional Retail II, Mimi Café, Palm Court Retail I and II are collateral for debt in the aggregate amount of $20,404.

(continued)

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP, AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2014 and 2013:

	2014	2013
Investments in real estate:
Balance at beginning of year	$62,146	$64,177
Additions during year	353	951
Provision for impairment	-	(1,900)
Write-off of fully depreciated rental property	(826)	(1,082)

Balance at end of year	$61,673	$62,146

Accumulated Depreciation:

Balance at beginning of year	$25,511	$23,518
Additions charged to expense	2,232	3,075
Write-off of fully depreciated rental property	(826)	(1,082)

Balance at end of year	$26,917	$25,511

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(2.1)	Plan of liquidation of the Partnership dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-14207, is incorporated herein by reference).

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 27, 2014 (included as Exhibit 3.1 to Form 8-K dated March 27, 2014, file number 0-14207, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Promissory note in the amount of $6,400,000, dated April 19, 1996, secured by Deeds of Trust on three of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004), is incorporated herein by reference.

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2010 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.9)	Promissory note in the amount of $24,100,000, dated November 15, 2005 secured by Deeds of Trust on eight of the Partnership’s Properties (filed as Exhibit 10.9 to the Partnership’s annual report on Form 10-K for the year ended December 31, 2009), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner and the Partnership.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

