Form 10-Q
period 2015-03-31
RANCON REALTY FUND IV
filed 2015-05-14
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

1

INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Investments in real estate:
Rental properties	$6,128	$8,623
Accumulated depreciation	(2,627)	(3,724)
Rental properties, net	3,501	4,899

Construction in progress	12	-

Total investments in real estate	3,513	4,899

Cash and cash equivalents	27,977	3,468
Accounts receivable, net	891	68
Deferred costs, net of accumulated amortization of $31 and $397 as of
March 31, 2015 and December 31, 2014, respectively	244	356
Prepaid expenses and other assets	210	214
Assets held for sale	-	33,580
Total assets	$32,835	$42,585

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$-	$28,153
Accounts payable and other liabilities	714	295
Deferred gain on disposition of assets	740	-
Prepaid rent	-	27
Liabilities related to assets held for sale	-	350
Total liabilities	1,454	28,825

Commitments and contingent liabilities (Note 6)

Partners’ Equity (Deficit):
General Partner	45	(909)
Limited partners, 65,819 limited partnership units outstanding
as of March 31, 2015 and December 31, 2015	31,336	14,669

Total partners’ equity	31,381	13,760

Total liabilities and partners’ equity	$32,835	$42,585

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

Three Months Ended
March 31,
	2015	2014

Operating revenue

	Three Months Ended
	March 31,
	2015	2014
Operating revenue
Rental revenue and other	$136	$140
Tenant reimbursements	17	38
Total operating revenue	153	178

Operating expenses
Property operating expenses	104	107
Depreciation and amortization	60	60
General and administrative	302	386
Total operating expenses	466	553

Operating loss	(313)	(375)

Interest expense	46	182
Loss from continuing operations	(359)	(557)
Loss on extinguishment of debt	(1,096)	-
Gain on sale of assets	18,780	-
Income from discontinued operations	296	42
Total income from discontinued operations	17,980	42
Net income (loss)	$17,621	$(515)

Basic and diluted net loss per limited partnership unit	$253.23	$(7.75)

Weighted average number of limited partnership units outstanding	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2015

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2014	$(909)	$14,669	$13,760

Net Income	954	16,667	17,621

Balance at March 31, 2015	$45	$31,336	$31,381

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

 (in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$17,621	$(515)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	60	909
Amortization of loan fees, included in interest expense	-	62
Loss on early extinguishment of debt	1,096	-
Gain on sale of real estate	(18,780)	-
Changes in certain assets and liabilities:
Accounts receivable	(704)	(46)
Deferred costs	(195)	(117)
Prepaid expenses and other assets	221	(77)
Accounts payable and other liabilities	247	(8)
Deferred gain on disposition of assets	740	-
Prepaid rent	(205)	79

Net cash provided by operating activities	101	287

Cash flows from investing activities:
Additions to real estate investments	(246)	(33)
Proceeds from sale of real estate	53,724	-

Net cash provided by (used in) investing activities	53,478	(33)

Cash flows from financing activities:
Note payable principal payments	(20,404)	(124)
Repayments on line of credit	(7,749)	-
Payment of prepayment penalties	(917)	-

Net cash used in financing activities	(29,070)	(124)

Net increase in cash and cash equivalents	24,509	130

Cash and cash equivalents at beginning of period	3,468	2,888

Cash and cash equivalents at end of period	$27,977	$3,018

Supplemental disclosure of cash flow information:

Cash paid for interest	$246	$652

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$-	$126

Write-off of fully amortized deferred costs	$-	$38

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

As of March 31, 2015, there were 65,819 Units (“Units”) outstanding.

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the sale process may take longer than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specified time frame. In the first quarter of 2015, the sales of five retail buildings and all of the office properties were completed as well as the partial sale of another retail property. Mimi’s Café sold on January 9, 2015 for $2,331,000, Palm Retail 1 sold on January 15, 2015 for $2,524,000, Service Retail sold on January 22, 2015 for $2,400,000, Palm Retail 2 sold on February 13, 2015 for $2,502,000, and TGI Fridays sold on February 19, 2015 for $3,350,000. On March 20, 2015, the Partnership sold the five office properties including Carnegie Business Center 1, Northcourt Plaza, North River Place, One Vanderbilt and Vanderbilt Plaza for $39,975,000. One parcel of Promotional Retail 1 was sold on March 28, 2015 for $3,985,000.

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

The terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its tax capital account. Such deficit will not exist as a result of the allocation to the General Partner pursuant to the terms of the Partnership Agreement of taxable gains from the sale of properties owned by the Partnership.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2015 and December 31, 2014, and the consolidated results of operations of the Partnership and its subsidiaries for the three months ended March 31, 2015 and 2014, the consolidated statement of partners’ equity for the three months ended March 31, 2015, and cash flows of the Partnership for the three months ended March 31, 2015 and 2014. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2015 and December 31, 2014, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2015 and 2014, and the consolidated statement of partners’ equity for the three months ended March 31, 2015.

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

Sale of Real Estate

The Partnership recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property.  For the year ended December 31, 2014, each property is deemed a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of a disposal transaction or the property is classified as held for sale. Beginning January 1, 2015, the Partnership adopted ASU No. 2014-08 which clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).  Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly collateralized by a property classified as a discontinued operation.

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

Net income (loss) per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2015		March 31, 2014
	General	Limited	General	Limited
Income (loss) allocation:	Partner	Partners	Partner	Partners

Net income (loss)	$954	$16,667	$(5)	$(510)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819

Basic and diluted income (loss) per limited partnership unit		$253.23		$(7.75)

Basic and diluted income from discontinued operations per limited partnership unit		$276.17		$0.64

The calculation of net income (loss) per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, the terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its tax capital account. Such deficit will not exist as a result of the allocation to the General Partner pursuant to the terms of the Partnership Agreement of taxable gains from the sale of the properties owned by the Partnership.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined it has not incurred any liability for unrecognized tax benefits as of March 31, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of March 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2011, 2012, 2013, and 2014.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (”ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity: (“ASU No. 2014-08”). ASU No. 2014-08 clarified that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). Our adoption of ASU 2014-08 as of January 1, 2015 resulted in the operating results and gains on sales of real estate from operating properties sold during the quarter ended March 31, 2015, not previously held for sale prior to December 31, 2014, not being reflected within Discontinued Operations in our Consolidated Statements of Operations.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Reference to 2014 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2014 audited consolidated financial statements on Form 10-K.

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Land	$945	$1,246
Buildings	4,984	7,129
Building and tenant improvements	199	248
	6,128	8,623
Less: accumulated depreciation	(2,627)	(3,724)
Total rental properties, net	$3,501	$4,899

As of March 31, 2015, the Partnership’s rental properties included two retail properties (see detailed listing of properties in Item 2. Properties).

NOTE 4.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In response to the Limited Partners May 8, 2014 approval of the dissolution of the Partnership, the General Partner began an orderly liquidation of the Partnership’s assets and began actively marketing 10 buildings for sale. Carnegie Business Center I, Mimi’s Café, Northcourt Plaza, North River Place, One Vanderbilt, Palm Court Retail I, Palm Court Retail II, Service Retail Center, TGI Friday’s and Vanderbilt Plaza were sold in the first quarter of 2015. As discussed in Note 2, the related assets and liabilities of those properties were classified as held for sale as of September 30, 2014. A portion of Promotional Retail I was sold in the first quarter of 2015 but had not been considered held for sale at December 31, 2014.

Reconciliation of Total Assets and Liabilities

of the Properties Held for Sale

That are Presented Separately in the Consolidated Balance Sheet

(in thousands)

December 31,
2014
Carrying amounts of major classes of assets included as part of held for sale:
Investments in real estate:
Rental properties, net	$29,857
Accounts receivable, net	119
Deferred costs, net of accumulated amortization of $2,133	1,580
Prepaid expenses and other assets	2,024

Total assets classified as held for sale	$33,580

Carrying amounts of major classes of liabilities included as part of held for sale:

Accounts payable and other liabilities	$172
Prepaid rent	178

Total liabilities classified as held for sale	$350

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Investments in real estate held for sale consisted of the following (in thousands):

December 31,
2014
Land	$3,371
Buildings	40,708
Building and tenant improvements	8,971
53,050
Less: accumulated depreciation	(23,193)
Total rental properties, net	$29,857

In accordance with guidance relating to discontinued operations, the related operating results from the properties held for sale as of September 30, 2014 are classified as discontinued operations in the accompanying statement of operations as follows. Properties sold during the first quarter of 2015, which were not previously held for sale, were not included as discontinued operations as they did not qualify under ASU No. 2014-08.

Reconciliation of Line Items Constituting Discontinued

Operations That Are Disclosed in the Notes to Financial Statements

That Are Presented in the Statements of Operations

	For the three months ended
	March 31,
	2015	2014

Major classes of line items constituting income from discontinued operations:
Rental revenue and other	$1,244	$1,813
Tenant reimbursements	75	133
Revenue	1,319	1,946

Operating expenses	824	824
Depreciation and amortization	-	849
Total operating expenses	824	1,673

Operating income	495	273

Interest expense (including amortization of loan fees)	199	231
Loss on extinguishment of debt	1,096	-
Gain on sale of assets	18,780	-

Total income from discontinued operations	$17,980	$42

NOTE 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consisted of the following (in thousands):

	March 31,	December 31,
	2014	2014
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note had a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$-	$20,404
Line of credit	-	7,749
Total note payable and line of credit	$-	$28,153

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The note payable was collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provided for a one-time loan assumption and release provisions for individual assets. The note was paid in full on March 20, 2015 with the proceeds from the sale of the office properties.

The line of credit was collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000, an interest rate of 30-day LIBOR plus 3.00% and a maturity date of June 30, 2015. The line of credit was paid in full on March 20, 2015 with the proceeds from the sale of the office properties.

NOTE 6.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Three Months Ended
	March 31,	March 31,
	2015	2014

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$46,000	$55,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	2,000	21,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	63,000	63,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	7,000	91,000
(v) a sales fee of 1% for all properties	546,000	-
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	17,000	27,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	-	7,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of March 31, 2015, Glenborough Property Partners, LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

In addition, an affiliate of the General Partner, not affiliated with Glenborough LLC, earned a 0.5% sales fee of $265,410 during the first quarter of 2015.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2015, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2014 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the sale process may take longer than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specified time frame. In the first quarter of 2015, the sales of five retail buildings and all of the office properties were completed as well as the partial sale of another retail property. Mimi’s Café sold on January 9, 2015 for $2,331,000, Palm Retail 1 sold on January 15, 2015 for $2,524,000, Service Retail sold on January 22, 2015 for $2,400,000, Palm Retail 2 sold on February 13, 2015 for $2,502,000, and TGI Fridays sold on February 19, 2015 for $3,350,000. On March 20, 2015, the Partnership sold the five office properties including Carnegie Business Center 1, Northcourt Plaza, North River Place, One Vanderbilt and Vanderbilt Plaza for $39,975,000. One parcel of Promotional Retail 1 was sold on March 28, 2015 for $3,985,000.

Overview

Tri-City Properties

As of March 31, 2015, our rental properties consist of two retail properties totaling approximately 80,000 square feet.

Property	Type	Square Footage

Promotional Retail Center	Three retail buildings	41,202
Promotional Retail Center II	Retail building	39,123
		80,325

As of March 31, 2015, the weighted average occupancy of the two properties was 23%.

Promotional Retail Center II is currently unoccupied. Management is actively marketing the vacant space in all of the buildings for lease.

Land

As of March 31, 2015, we owned approximately 14.7 acres of unimproved land.

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

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014.

Revenue

Rental revenue decreased by $4,000, or 3% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the sale of one parcel of Promotional Retail Center.

Tenant reimbursements decreased by $21,000 or 55% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to lower tenant pass-through billings.

Expenses

Property operating expenses decreased by $3,000, or 3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due primarily to lower repairs and maintenance.

Depreciation and amortization was flat for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

General and administrative expenses decreased $84,000, or 22% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to lower investor relations expenses due to costs incurred in the first quarter of 2014 related to the dissolution proxy.

Interest expense decreased $136,000, or 75%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the payoff of debt from the proceeds of the property sales.

Liquidity and Capital Resources

As of March 31, 2015, we have cash and cash equivalents of $27,977,000.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at March 31, 2015, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Cash Flows

For the three months ended March 31, 2015, cash provided by operating activities was $101,000 as compared to $287,000 for the same period in 2014. The increase was primarily due to changes in certain assets and liabilities, in particular, deferred gain on disposition of assets, accounts receivable, and prepaid rents. For the three months ended March 31, 2015, cash from investing activities was $53,478,000 compared to $33,000 used in investing activities for the same period in 2014 due to the proceeds from the sales of properties. For the three months ended March 31, 2015, cash used in financing activities was $29,070,000 compared to $124,000 for the same period in 2014 due to the payment in full of the note and related prepayment penalties and the repayment of the line of credit.

Our expectation is that cash and cash equivalents as of March 31, 2015, together with cash from operations and sales will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include property sales.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Inflation

Substantially all of the leases at the retail properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. We anticipate that these provisions may permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to reduce our exposure to the adverse effects of inflation.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to our belief that we will be able to sell our remaining properties and complete our dissolution within a certain time frame.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. We assume no obligation to update or supplement any forward looking-statement.

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position,

cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10	Purchase and Sale Agreement between the Partnership, Rancon Realty Fund IV Subsidiary, LLC and Tri City Grand Avenue Partners, LLC, dated January 16, 2015.

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND IV,
a California limited partnership

		By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	May 14, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	May 14, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 10	Purchase and Sale Agreement between the Partnership, Rancon Realty Fund IV Subsidiary, LLC and Tri City Grand Avenue Partners, LLC, dated January 16, 2015.

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

