Form 10-Q
period 2015-06-30
RANCON REALTY FUND IV
filed 2015-08-14
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Investments in real estate:
Rental properties	$6,128	$8,623
Accumulated depreciation	(2,667)	(3,724)
Rental properties, net	3,461	4,899

Construction in progress	71	-

Total investments in real estate	3,532	4,899

Cash and cash equivalents	27,361	3,468
Accounts receivable, net	958	68
Deferred costs, net of accumulated amortization of $35 and $397 as of
June 30, 2015 and December 31, 2014, respectively	240	356
Prepaid expenses and other assets	21	214
Assets held for sale	-	33,580
Total assets	$32,112	$42,585

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$-	$28,153
Accounts payable and other liabilities	245	295
Deferred gain on disposition of assets	740	-
Prepaid rent	33	27
Liabilities related to assets held for sale	-	350
Total liabilities	1,018	28,825

Commitments and contingent liabilities (Note 6)

Partners’ Equity (Deficit):
General Partner	33	(909)
Limited partners, 65,819 limited partnership units outstanding
as of June 30, 2015 and December 31, 2014	31,061	14,669

Total partners’ equity	31,094	13,760

Total liabilities and partners’ equity	$32,112	$42,585

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating revenue
Rental revenue and other	$101	$143	$237	$283
Tenant reimbursements	37	23	54	61
Total operating revenue	138	166	291	344

Operating expenses
Property operating expenses	87	134	191	241
Depreciation and amortization	44	59	104	119
General and administrative	186	227	488	613
Total operating expenses	317	420	783	973

Operating loss	(179)	(254)	(492)	(629)

Interest and other income	1	-	1	-
Gain on sale of assets	-	-	2,018	-
Interest expense (including amortization of loan fees)	-	(180)	(46)	(362)
(Loss) income from continuing operations	(178)	(434)	1,481	(991)
Loss on extinguishment of debt	-	-	(1,096)	-
Gains on sales of assets	-	-	16,762	-
Income (loss) from discontinued operations	(109)	6	187	48
Total (loss) income from discontinued operations	(109)	6	15,853	48
Net (loss) income	$(287)	$(428)	$17,334	$(943)

Basic and diluted net (loss) income from continuing operations per limited partnership unit	$(2.67)	$(6.53)	$25.13	$(14.92)
Basic and diluted net (loss) income per limited partnership unit	$(4.18)	$(6.44)	$249.05	$(14.19)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the six months ended June 30, 2015
(in thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2014	$(909)	$14,669	$13,760

Net income	942	16,392	17,334

Balance at June 30, 2015	$33	$31,061	$31,094

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$17,334	$(943)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	104	1,817
Amortization of loan fees, included in interest expense	-	124
Loss on early extinguishment of debt	1,096	-
Gain on sale of real estate	(18,780)	-
Changes in certain assets and liabilities:
Accounts receivable	(771)	(84)
Deferred costs	(195)	(210)
Prepaid expenses and other assets	410	280
Accounts payable and other liabilities	(222)	81
Deferred gain on disposition of assets	740	-
Prepaid rent	(172)	(68)

Net cash (used in) provided by operating activities	(456)	997

Cash flows from investing activities:
Additions to real estate investments	(305)	(49)
Proceeds from sale of real estate	53,724	-

Net cash provided by (used in) investing activities	53,419	(49)

Cash flows from financing activities:
Note payable principal payments	(20,404)	(249)
Repayments on line of credit	(7,749)	-
Payment of prepayment penalties	(917)	-

Net cash used in financing activities	(29,070)	(249)

Net increase in cash and cash equivalents	23,893	699

Cash and cash equivalents at beginning of period	3,468	2,888

Cash and cash equivalents at end of period	$27,361	$3,587

Supplemental disclosure of cash flow information:
Cash paid for interest	$246	$702

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$-	$277
Write-off of fully amortized deferred costs	$33	$38

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

As of June 30, 2015, there were 65,819 Units (“Units”) outstanding.

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014 the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the sale process may take longer than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specified time frame. In the first quarter of 2015, the sales of five retail buildings and all of the office properties were completed as well as the partial sale of another retail property. Mimi’s Café sold on January 9, 2015 for $2,331,000, Palm Retail 1 sold on January 15, 2015 for $2,524,000, Service Retail sold on January 22, 2015 for $2,400,000, Palm Retail 2 sold on February 13, 2015 for $2,502,000, and TGI Fridays sold on February 19, 2015 for $3,350,000. On March 20, 2015, the Partnership sold the five office properties including Carnegie Business Center 1, Northcourt Plaza, North River Place, One Vanderbilt and Vanderbilt Plaza for $39,975,000. One parcel of Promotional Retail Center I was sold on March 28, 2015 for $3,985,000.

On August 14, 2015, the Partnership will make its first distribution to Partners as part of the Plan of Liquidation. The distribution represents approximately $376 per unit, and is paid from the cash available for distribution as a result of the sales of properties to investors of record as of August 1, 2015. The Partnership anticipates making another distribution to Partners after the remaining properties have been sold.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2015 and December 31, 2014, and the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2015 and 2014, the consolidated statement of partners’ equity for the six months ended June 30, 2015 and cash flows of the Partnership for the six months ended June 30, 2015 and 2014. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

Subsequent to the issuance of the quarterly report on Form 10Q for the three-months ended March 31, 2015, the Partnership determined that its classification of the gain on sale of a parcel of Promotional Retail Center I for the quarter ended March 31, 2015 was incorrectly classified as discontinued operations rather than continuing operations. The Partnership evaluated the impact on the previously issued statement of operations for the aforementioned period and concluded that it was not material. However, in order to correctly present such gain on sale, the Partnership will revise the statement of operations for the three months ended March 31, 2015 the next time such financial statements are filed. The impact of the correction on the previously issued March 31, 2015 financial information is as follows:

	As Previously
	Reported	Change	As Revised

Income (loss) from continuing operations	$(359)	$2,018	$1,659

Gain on sale of assets	$18,780	$(2,018)	$16,762
Income from discontinued operations	$17,980	$(2,018)	$15,962

As a result, the financial information for the six month period ended June 30, 2015 is correctly presented. There was no impact on the balance sheet or the statement of cash flows as of and for the three-month period ended March 31, 2015.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2015 and December 31, 2014, and the related consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, the consolidated statement of partners’ equity for the six months ended June 30, 2015, and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.

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

Sale of Real Estate

The Partnership recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. For the year ended December 31, 2014, each property was deemed a separately identifiable component of the Partnership and was reported in discontinued operations when the operations and cash flows of the property were eliminated from the ongoing operations of the Partnership as a result of a disposal transaction or the property is classified as held for sale. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly collateralized by a property classified as a discontinued operation. Beginning January 1, 2015, the Partnership adopted ASU No. 2014-08 which clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).

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

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Income (loss) allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

Net income (loss)	$(12)	$(275)	$(4)	$(424)	$942	$16,392	$(9)	$(934)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819

Basic and diluted income (loss) per limited partnership unit		$(4.18)		$(6.44)		$249.05		$(14.19)

Basic and diluted income (loss) from discontinued operations per limited partnership unit		$(1.51)		$0.09		$271.52		$0.73

The calculation of net income (loss) per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, the terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its tax capital account. Such a deficit will not exist as a result of the allocation to the General Partner pursuant to the terms of the Partnership Agreement of taxable gains from the sale of the properties owned by the Partnership.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined it has not incurred any liability for unrecognized tax benefits as of June 30, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of June 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2011, 2012, 2013 and 2014.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Reference to 2014 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Partnership’s December 31, 2014 audited consolidated financial statements on Form 10-K.

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

NOTE 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Land	$945	$1,246
Buildings	4,996	$7,129
Building and tenant improvements	187	$248
	6,128	8,623
Less: accumulated depreciation	(2,667)	$(3,724)
Total rental properties, net	$3,461	$4,899

As of June 30, 2015, the Partnership’s rental properties consist of two retail properties (see detailed listing of properties in Item 2).

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In response to the Limited Partners May 8, 2014 approval of the dissolution of the Partnership, the General Partner began an orderly liquidation of the Partnership’s assets and began actively marketing 10 buildings for sale. Carnegie Business Center I, Mimi’s Café, Northcourt Plaza, North River Place, One Vanderbilt, Palm Court Retail I, Palm Court Retail II, Service Retail Center, TGI Friday’s and Vanderbilt Plaza were sold in the first quarter of 2015. As discussed in Note 2, the related assets and liabilities of those properties were classified as held for sale as of September 30, 2014. A portion of Promotional Retail Center I was sold in the first quarter of 2015 but had not been considered held for sale at December 31, 2014.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Major classes of line items constituting income
from discontinued operations:
Rental revenue and other	$-	$1,801	$1,244	$3,614
Tenant reimbursements	(36)	166	40	299
Revenue	(36)	1,967	1,284	3,913

Operating expenses	73	880	898	1,704
Depreciation and amortization	-	849	-	1,698
Total operating expenses	73	1,729	898	3,402

Operating income	(109)	238	386	511

Interest expense (including amortization of loan fees)	-	232	199	463
Loss on extinguishment of debt	-	-	1,096	-
Gain on sale of assets	-	-	16,762	-

Total (loss) income from discontinued operations	$(109)	$6	$15,853	$48

NOTE 5. NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$-	$20,404
Line of credit	-	7,749
Total note payable and line of credit	$-	$28,153

The note payable was collateralized by Promotional Retail II, Mimi’s Café, Palm Court Retail I and II, Promotional Retail Center I, Service Retail Center, TGI Friday’s and One Vanderbilt. This note provided for a one-time loan assumption and release provisions for individual assets. The note was paid in full on March 20, 2015 with the proceeds from the sale of the office properties.

The line of credit was collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza and had a total availability of $15,000,000, an interest rate of 30-day LIBOR plus 3.00% and a maturity of June 30, 2015. The line of credit was paid in full on March 20, 2015 with the proceeds from the sale of the office properties.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Six Months Ended
	June 30,	June 30,
	2015	2014

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$45,000	$98,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	2,000	21,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	125,000	125,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	6,500	137,000
(v) a sales fee of 1% for all properties which was included in gains on sale of assets in the accompanying consolidated statements of operations	576,000	-
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	26,000	31,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	-	17,000

On October 1, 2010, Glenborough Holdings, LLC (“Glenborough Holdings”) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of June 30, 2015, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill.  All controlled wells are in compliance with County standards. Presently, the Partnership does not have any plans to develop this site. The Partnership is currently in discussion with the City of San Bernardino to transfer the land to the City as the responsible party for the remediation. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2015, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

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

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014 the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the sale process may take longer than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specified time frame. In the first quarter of 2015, the sales of five retail buildings and all of the office properties were completed as well as the partial sale of another retail property. Mimi’s Café sold on January 9, 2015 for $2,331,000, Palm Retail 1 sold on January 15, 2015 for $2,524,000, Service Retail sold on January 22, 2015 for $2,400,000, Palm Retail 2 sold on February 13, 2015 for $2,502,000, and TGI Fridays sold on February 19, 2015 for $3,350,000. On March 20, 2015, the Partnership sold the five office properties including Carnegie Business Center 1, Northcourt Plaza, North River Place, One Vanderbilt and Vanderbilt Plaza for $39,975,000. One parcel of Promotional Retail Center I was sold on March 28, 2015 for $3,985,000.

On August 14, 2015, the Partnership will make its first distribution to Partners as part of the Plan of Liquidation. The distribution represents approximately $376 per unit, and is paid from the cash available for distribution as a result of the sales of properties to investors of record as of August 1, 2015. The Partnership anticipates making another distribution to Partners after the remaining properties have been sold.

Overview

Tri-City Properties

As of June 30, 2015, our rental properties consist of two retail properties totaling approximately 80,000 square feet.

Property	Type	Square Footage

Promotional Retail Center I	Three retail buildings	41,202
Promotional Retail Center II	Retail building	39,123
		80,325

Promotional Retail Center I was 100% leased as of June 30, 2015 and Promotional Retail Center II remained unoccupied but a lease with a fitness company has been signed and plans for build out of the space are underway for an expected occupancy in the first quarter of 2016.

Land

As of June 30, 2015, we owned approximately 14.7 acres of unimproved land.

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporates two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring is handled directly by the City. The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. The system is now operational and working properly to eliminate methane from the landfill.  All controlled wells are in compliance with County standards. Presently, the Partnership does not have any plans to develop this site. The Partnership is currently in discussion with the City of San Bernardino to transfer the land to the City as the responsible party for the remediation. No assurance can be made that circumstances will not arise which could impact the Partnership’s responsibility related to the land.

RANCON REALTY FUND IV,

A California Limited Partnership

Results of Operations

Comparison of the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014.

Revenue

Rental revenue decreased by $42,000, or 29%, and $46,000, or 16%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively, due to the March 28, 2015 sale of one parcel of Promotional Retail Center I.

Tenant reimbursements increased by $14,000, or 60%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to higher tenant reimbursements. Tenant reimbursements decreased by $7,000, or 11%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the sale of one parcel of Promotional Retail Center I.

Expenses

Property operating expenses decreased $47,000, or 35%, and $50,000, or 21% for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively, due primarily to lower repairs and maintenance and the sale of one parcel of Promotional Retail Center I.

Depreciation and amortization decreased $15,000, or 25%, and $15,000, or 12%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively, due to the sale of one parcel of Promotional Retail Center I.

General and administrative expenses decreased $41,000, or 18%, and $125,000, or 20% for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively, due to higher 2014 investor relations expenses related to the dissolution proxy.

Gain on sale of assets for the six months ended June 30, 2015 in the amount of $2,018,000 represents the gain on the sale of the one parcel of Promotional Retail Center I, sold on March 28, 2015.

No interest expense was incurred in the three months ended June 30, 2015 compared with $180,000 in the three months ended June 30, 2014. Interest expense decreased $316,000, or 87% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These decreases were due to the March 2015 payoff of all debt from the proceeds of the property sales.

Loss on extinguishment of debt for the six months ended June 30, 2015 in the amount of $1,096,000 represents prepayment penalties and the write-off of unamortized loan fees associated with the full repayment of the note payable and line of credit in the first quarter of 2015.

Gains on sales of assets for the six months ended June 30, 2015 in the amount of $16,762,000 represents the gains from the sales of Mimi’s Café, Palm Retail I, Service Retail, Palm Retail 2, TGI Fridays, and the five office properties in the first quarter of 2015.

Loss from discontinued operations of $109,000 for the three months ended June 30, 2015 and income from discontinued operations of $187,000 for the six months ended June 30, 2015 represents the operating revenue less operating expenses of Mimi’s Café, Palm Retail I, Service Retail, Palm Retail 2, TGI Fridays, and the five office properties in the first quarter of 2015.

Liquidity and Capital Resources

As of June 30, 2015, we have cash and cash equivalents of $27,361,000.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at June 30, 2015, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Cash Flows

For the six months ended June 30, 2015, cash used in operating activities was $456,000, as compared to cash provided by operating activities of $997,000 for the same period in 2014. The change was primarily due to changes in certain assets and liabilities, in particular, accounts receivable, accounts payable offset by deferred gain. For the six months ended June 30, 2015, cash from investing activities was $53,419,000 compared to $49,000 used in investing activities for the same period in 2014 due to the proceeds from the sales of properties. For the six months ended June 30, 2015, cash used in financing activities was $29,070,000 compared to $249,000 for the same period in 2014 due to the payment in full of the note payable and related prepayment penalties and the repayment of the line of credit.

Our expectation is that cash and cash equivalents as of June 30, 2015, together with cash from operations and sales will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may property sales.

RANCON REALTY FUND IV,

A California Limited Partnership

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND IV,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 14, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 14, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX RANCON REALTY FUND IV, A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

