Form 10-Q
period 2015-09-30
RANCON REALTY FUND IV
filed 2015-11-16
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Investments in real estate:
Rental properties	$-	$8,623
Accumulated depreciation	-	(3,724)
Total investments in real estate	-	4,899

Cash and cash equivalents	2,366	3,468
Accounts receivable, net	757	68
Deferred costs, net of accumulated amortization of $397 as of December 31, 2014	-	356
Prepaid expenses and other assets	-	214
Assets held for sale	4,379	33,580
Total assets	$7,502	$42,585

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$-	$28,153
Accounts payable and other liabilities	169	295
Deferred gain on disposition of assets	740	-
Prepaid rent	-	27
Liaiblities related to assets held for sale	583	350
Total liabilities	1,492	28,825

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	60	(909)
Limited partners, 65,819 limited partnership units outstanding as of September 30, 2015 and December 31, 2014	5,950	14,669

Total partners’ equity	6,010	13,760

Total liabilities and partners’ equity	$7,502	$42,585

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating revenue
Rental revenue and other	$145	$145	$382	$428
Tenant reimbursements	11	16	65	77
Total operating revenue	156	161	447	505

Operating expenses
Property operating expenses	65	105	256	346
Depreciation and amortization	19	56	123	175
General and administrative	252	198	740	811
Total operating expenses	336	359	1,119	1,332

Operating loss	(180)	(198)	(672)	(827)

Interest and other income	-	-	1	-
Gain on sale of assets	-	-	2,018	-
Interest expense (including amortization of loan fees)	-	(179)	(46)	(541)

(Loss) income from continuing operations	(180)	(377)	1,301	(1,368)
Loss on extinguishment of debt	-	-	(1,096)	-
Gains on sales of assets	-	-	16,762	-
Income (loss) from discontinued operations	96	(266)	283	(218)
Total (loss) income from discontinued operations	96	(266)	15,949	(218)
Net (loss) income	$(84)	$(643)	$17,250	$(1,586)

Basic and diluted net (loss) income from continuing operations per limited partnership unit	$(6.79)	$(5.68)	$14.23	$(20.57)
Basic and diluted net (loss) income per limited partnership unit	$(5.48)	$(9.68)	$243.56	$(23.85)

Weighted average number of limited partnership units outstanding	65,819	65,819	65,819	65,819

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2015

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2014	$(909)	$14,669	$13,760

Net income	1,219	16,031	17,250
Distributions	(250)	(24,750)	(25,000)

Balance at September 30, 2015	$60	$5,950	$6,010

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$17,250	$(1,586)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	123	2,629
Amortization of loan fees, included in interest expense	-	185
Loss on early extinguishment of debt	1,096	-
Gain on sale of real estate	(18,780)	-
Changes in certain assets and liabilities:
Accounts receivable	(696)	140
Deferred costs	(379)	(267)
Prepaid expenses and other assets	332	84
Accounts payable and other liabilities	221	290
Deferred gain on disposition of assets	740	-
Prepaid rent	(140)	(93)

Net cash (used in) provided by operating activities	(233)	1,382

Cash flows from investing activities:
Additions to real estate investments	(523)	(91)
Proceeds from sale of real estate	53,724	-

Net cash provided by (used in) investing activities	53,201	(91)

Cash flows from financing activities:
Note payable principal payments	(20,404)	(376)
Repayments on line of credit	(7,749)	-
Payment of prepayment penalties	(917)	-
Redemption of limited partnership units	-	-
Distribution to limited partners	(24,750)	-
Distributions to General Partner	(250)	-

Net cash used in financing activities	(54,070)	(376)

Net (decrease) increase in cash and cash equivalents	(1,102)	915

Cash and cash equivalents at beginning of period	3,468	2,888

Cash and cash equivalents at end of period	$2,366	$3,803

Supplemental disclosure of cash flow information:
Cash paid for interest	$246	$1,050

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$-	$817
Write-off of fully amortized deferred costs	$33	$322

Supplemental disclosure of non-cash investing activities:

Amounts included in accounts payable and accrued liabilities related to investments in real estate and capital expenditures which are Held for Sale	$192	$29

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

As of September 30, 2015, there were 65,819 Units (“Units”) outstanding.

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014 the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties by the first quarter of 2016. However, because of numerous uncertainties, the sale process may take longer than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specified time frame. In the first quarter of 2015, the sales of five retail buildings and all of the office properties were completed as well as the partial sale of another retail property. Mimi’s Café sold on January 9, 2015 for $2,331,000, Palm Retail 1 sold on January 15, 2015 for $2,524,000, Service Retail sold on January 22, 2015 for $2,400,000, Palm Retail 2 sold on February 13, 2015 for $2,502,000, and TGI Fridays sold on February 19, 2015 for $3,350,000. On March 20, 2015, the Partnership sold the five office properties including Carnegie Business Center 1, Northcourt Plaza, North River Place, One Vanderbilt and Vanderbilt Plaza for $39,975,000. One parcel of Promotional Retail Center I was sold on March 28, 2015 for $3,985,000. Promotional Retail II and the remaining parcels of Promotional Retail Center I are currently held for sale.

On August 14, 2015, the Partnership made its first distribution to Partners as part of the Plan of Liquidation. The distribution represents approximately $376 per unit and was paid from the cash available for distribution as a result of the sales of properties to investors of record as of August 1, 2015. The Partnership anticipates transferring any remaining assets into a liquidating trust and making another distribution to Partners after the remaining properties have been sold.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2015 and December 31, 2014, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2015 and 2014, the consolidated statement of partners’ equity for the nine months ended September 30, 2015 and cash flows of the Partnership for the nine months ended September 30, 2015 and 2014. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2015 and December 31, 2014, and the related consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, the consolidated statement of partners’ equity for the nine months ended September 30, 2015, and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.

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

The Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of Management and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of September 30, 2014, the Partnership had five office and five retail properties classified as held for sale on the consolidated balance sheet. As of September 30, 2015, the Partnership had the remaining two properties classified as held for sale on the consolidated balance sheet.

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

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the nine months ended
	September, 30 2015		September 30, 2014		September, 30 2015		September 30, 2014
	General	Limited	General	Limited	General	Limited	General	Limited
	Partner	Partners	Partner	Partners	Partner	Partners	Partner	Partners
Income (loss) allocation:

Net income (loss)	$277	$(361)	$(6)	$(637)	$1,219	$16,031	$(16)	$(1,570)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819		65,819		65,819

Basic and diluted income (loss) per limited partnership unit		$(5.48)		$(9.68)		$243.56		$(23.85)

Basic and diluted income (loss) from discontinued operations per limited partnership unit		$1.31		$(4.00)		$229.33		$(3.28)

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

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined it has not incurred any liability for unrecognized tax benefits as of September 30, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of September 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2011, 2012, 2013 and 2014.

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

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarified that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). Our adoption of ASU 2014-08 as of January 1, 2015 resulted in the operating results and gains on sales of real estate from operating properties sold during the quarter ended March 31, 2015, not previously held for sale prior to December 31, 2014, not being reflected within Discontinued Operations in our Consolidated Statements of Operations. Assets currently held for sale do not qualify as discontinued operations under ASU No. 2014-08.

NOTE 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Land	$-	$1,246
Buildings	-	$7,129
Building and tenant improvements	-	$248
	-	8,623
Less: accumulated depreciation	-	$(3,724)
Total rental properties, net	$-	$4,899

As of September 30, 2015, the Partnership’s rental properties consist of two retail properties (see detailed listing of properties in Item 2), both of which are classified as assets held for sale.

NOTE 4.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In response to the Limited Partners May 8, 2014 approval of the dissolution of the Partnership, the General Partner began an orderly liquidation of the Partnership’s assets and began actively marketing 10 buildings for sale. Carnegie Business Center I, Mimi’s Café, Northcourt Plaza, North River Place, One Vanderbilt, Palm Court Retail I, Palm Court Retail II, Service Retail Center, TGI Friday’s and Vanderbilt Plaza were sold in the first quarter of 2015. As discussed in Note 2, the related assets and liabilities of those properties were classified as held for sale as of September 30, 2014. A portion of Promotional Retail Center I was sold in the first quarter of 2015 but had not been considered held for sale at December 31, 2014. As of September 30, 2015, the remaining portion of Promotional Retail Center I and Promotional Retail II are considered held for sale.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Reconciliation of Total Assets and Liabilities

of the Properties Held for Sale

That are Presented Separately in the Consolidated Balance Sheet

(in thousands)

	September 30,	December 31,
	2015	2014

Carrying amounts of major classes of assets included as part of held for sale:
Investments in real estate:
Rental properties, net	$3,734	$29,857
Accounts receivable, net	126	119
Deferred costs, net of accumulated amortization of $37 and $2,133 as of September 30, 2015 and December 31, 2014 respectively	421	1,580
Prepaid expenses and other assets	98	2,024

Total assets classified as held for sale	$4,379	$33,580

Carrying amounts of major classes of liabilities included as part of held for sale:

Accounts payable and other liabilities	$518	$172
Prepaid rent	65	178

Total liabilities classified as held for sale	$583	$350

Investments in real estate held for sale consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Land	$945	$3,371
Buildings	4,996	40,708
Building and tenant improvements	187	8,971
Construction in Progress	289	-
	6,417	53,050
Less: accumulated depreciation	(2,683)	(23,193)
Total rental properties, net	$3,734	$29,857

In accordance with guidance relating to discontinued operations, the related operating results from the properties held for sale as of September 30, 2014 are classified as discontinued operations in the accompanying statement of operations as follows. Properties sold during the first quarter of 2015, which were not previously held for sale, were not included as discontinued operations as they did not qualify under ASU No. 2014-08. Assets currently held for sale do not qualify as discontinued operations under ASU No. 2014-08.

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Reconciliation of Line Items Constituting Discontinued

Operations That Are Disclosed in the Notes to Financial Statements

That Are Presented in the Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Major classes of line items constituting income from discontinued operations:
Rental revenue and other	$-	$1,646	$1,244	$5,261
Tenant reimbursements	(7)	192	33	490
Revenue	(7)	1,838	1,277	5,751

Operating expenses	(103)	1,118	795	2,821
Depreciation and amortization	-	755	-	2,454
Total operating expenses	(103)	1,873	795	5,275

Operating income (loss)	96	(35)	482	476

Interest expense (including amortization of loan fees)	-	(231)	(199)	(694)
Loss on extinguishment of debt	-	-	(1,096)	-
Gain on sale of assets	-	-	16,762	-

Total income (loss) from discontinued operations	$96	$(266)	$15,949	$(218)

NOTE 5.	NOTE PAYABLE AND LINE OF CREDIT

Note payable and line of credit consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Note payable collateralized by first deeds of trust on eight properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, with a 30-year amortization requiring monthly payments of principal and interest totaling $136.	$-	$20,404
Line of credit	-	7,749
Total note payable and line of credit	$-	$28,153

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$49,000	$167,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	2,000	21,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	187,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	6,500	184,000
(v) a sales fee of 1% for all properties which was included in gains on sale of assets in the accompanying consolidated statements of operations	576,000	-
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	36,000	80,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	-	17,000

On October 1, 2010, Glenborough Holdings, LLC (“Glenborough Holdings”) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of September 30, 2015, Glenborough Property Partners LLC, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

In addition, a related party of the General Partner, not affiliated with the Partnership nor with Glenborough, LLC, earned a 0.5% sales fee of $265,410 during the first quarter of 2015.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2015, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable. As of September 30, 2015, management believes this is unlikely to occur.

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

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014 the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties by the first quarter of 2016. However, because of numerous uncertainties, the sale process may take longer than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specified time frame. In the first quarter of 2015, the sales of five retail buildings and all of the office properties were completed as well as the partial sale of another retail property. Mimi’s Café sold on January 9, 2015 for $2,331,000, Palm Retail 1 sold on January 15, 2015 for $2,524,000, Service Retail sold on January 22, 2015 for $2,400,000, Palm Retail 2 sold on February 13, 2015 for $2,502,000, and TGI Fridays sold on February 19, 2015 for $3,350,000. On March 20, 2015, the Partnership sold the five office properties including Carnegie Business Center 1, Northcourt Plaza, North River Place, One Vanderbilt and Vanderbilt Plaza for $39,975,000. One parcel of Promotional Retail Center I was sold on March 28, 2015 for $3,985,000. Promotional Retail II and the remaining parcels of Promotional Retail Center I are currently held for sale.

On August 14, 2015, the Partnership made its first distribution to Partners as part of the Plan of Liquidation. The distribution represents approximately $376 per unit and was paid from the cash available for distribution as a result of the sales of properties to investors of record as of August 1, 2015. The Partnership anticipates transferring any remaining assets into a liquidating trust and making another distribution to Partners after the remaining properties have been sold.

Overview

Tri-City Properties

As of September 30, 2015, our held for sale properties consist of two retail properties totaling approximately 80,000 square feet.

Property	Type	Square Footage

Promotional Retail Center I	Three retail buildings	41,202
Promotional Retail Center II	Retail building	39,123
		80,325

Promotional Retail Center I was 100% leased as of September 30, 2015 and Promotional Retail Center II remained unoccupied but a lease with a fitness company has been signed and build out of the space is underway for an expected occupancy in the first quarter of 2016.

Land

As of September 30, 2015, we owned approximately 14.7 acres of unimproved land.

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

RANCON REALTY FUND IV,

A California Limited Partnership

Results of Operations

Comparison of the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014.

Revenue

Rental Revenue was $145,000 for the three months ended September 30, 2015 and 2014. Rental revenue decreased by $46,000, or 11%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the March 28, 2015 sale of one parcel of Promotional Retail Center I, partially offset by the June 2015 occupancy of another portion of Promotional Retail Center I.

Tenant reimbursements decreased $5,000, or 31%, and $12,000, or 16%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, due to a corresponding decrease in reimbursable expenses.

Expenses

Property operating expenses decreased $40,000, or 38%, and $90,000, or 26% for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, due to lower repairs and maintenance expenditures, the sale of one parcel of Promotional Retail Center I and a prior period property tax refund as the result of successful appeals.

Depreciation and amortization decreased $37,000, or 66%, and $52,000, or 30%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, due to the sale of one parcel of Promotional Retail Center I and the cessation of depreciation and amortization when the remaining properties were determined to be held for sale.

General and administrative expenses increased $54,000, or 27%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to higher investor relations and legal expenses related to the pending liquidation of the Partnership. General and administrative expenses decreased $71,000, or 8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to higher 2014 investor relations expenses related to the dissolution proxy.

Gain on the sale of assets for the nine months ended September 30, 2015 in the amount of $2,018,000 represents the gain on the sale of one parcel of Promotional Retail Center I, sold on March 28, 2015.

No interest expense was incurred in the three months ended September 30, 2015 compared with $179,000 in the three months ended September 30, 2014. Interest expense decreased $495,000, or 91%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These decreases were due to the March 2015 payoff of all debt from the proceeds of the property sales.

Loss on extinguishment of debt for the nine months ended September 30, 2015 in the amount of $1,096,000 represents prepayment penalties and the write-off of unamortized loan fees associated with the full repayment of the note payable and line of credit in the first quarter of 2015.

Gains on sales of assets included in income from discontinued operations for the nine months ended September 30, 2015 in the amount of $16,762,000 represents the gains from the sales of Mimi’s Café, Palm Retail I, Service Retail, Palm Retail 2, TGI Fridays, and the five office properties in the first quarter of 2015.

Income from discontinued operations of $96,000 and $283,000 for the three and nine months ended September 30, 2015, respectively, represents the operating revenue less operating expenses of Mimi’s Café, Palm Retail I, Service Retail, Palm Retail 2, TGI Fridays, and the five office properties in the first quarter of 2015. Income for the three months ended September 30, 2015 is primarily related to prior period property tax refunds as the result of successful appeals.

Liquidity and Capital Resources

As of September 30, 2015, we have cash and cash equivalents of $2,366,000.

RANCON REALTY FUND IV,

A California Limited Partnership

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $643,000 at September 30, 2015, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable. As of September 30, 2015, management believes this is unlikely to occur.

Cash Flows

For the nine months ended September 30, 2015, cash used in operating activities was $233,000, as compared to cash provided by operating activities of $1,382,000 for the same period in 2014. The change was primarily due to higher cash flows from operating net income as well as changes in certain assets and liabilities, in particular accounts receivable and accounts payable. For the nine months ended September 30, 2015, cash from investing activities was $53,201,000 compared to $91,000 used in investing activities for the same period in 2014 due to the 2015 proceeds from the sales of the properties. For the nine months ended September 30, 2015, cash used in financing activities was $54,070,000 compared to $376,000 for the same period in 2014 due to the 2015 payment in full of the note payable and line of credit and distributions of $25,000,000.

Our expectation is that cash and cash equivalents as of September 30, 2015, together with cash from operations and sales will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may be from property sales.

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

RANCON REALTY FUND IV,

A California Limited Partnership

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

RANCON REALTY FUND IV,

A California Limited Partnership

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financialposition, cash flow or results of operations.

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

RANCON REALTY FUND IV,
a California limited partnership

		By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	November 16, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	November 16, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of theGeneral Partner Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

