Form 10-K
period 2015-12-31
RANCON REALTY FUND IV
filed 2016-03-28
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number: 0-14207*

THE RANCON REALTY FUND IV LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

California.	33-0016355
(State or other jurisdiction	(I.R.S. Employer
Of incorporation or organization)	Identification No.)

400 South El Camino Real, Suite 1100
San Mateo, California	94402-1708
(Address of principal executive offices)	(Zip Code)

Partnership’s telephone number, including area code (650) 343-9300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended. * Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. * ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

No market for the Beneficial Interests exists and therefore a market value for such Beneficial Interest cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE:

*The Rancon Realty Fund IV Liquidating Trust is the transferee of the assets and liabilities of Rancon Realty Fund IV, A California Limited Partnership, and files reports under the Commission file number for Rancon Realty Fund IV, A California Limited Partnership. Rancon Realty Fund IV, A California Limited Partnership filed a Form 15 on March 25, 2016, indicating its notice of termination of registration and filing requirements.

INDEX

THE RANCON REALTY FUND IV LIQUIDATING TRUST

Part I

Item 1.               Business

Rancon Realty Fund IV, a California Limited Partnership (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership were Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly owned by DLS. The Partnership had no employees.

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than the two properties still owned by the Partnership as of December 31, 2015, all of the parcels thereof have been sold to third parties.

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund IV Subsidiary LLC, a Delaware limited liability company (“RRF IV SUB”), which was wholly owned by the Partnership. The entity was formed to satisfy certain lender requirements for a loan obtained in the fourth quarter of 2005. The loan was collateralized by some of the Partnership’s properties which were contributed to RRF IV SUB by the Partnership. Since RRF IV SUB was wholly owned by the Partnership, the financial statements of RRF IV SUB were consolidated with those of the Partnership.

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014 (the “Plan of Liquidation”). The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner began an orderly sale of the Partnership’s assets. There can be no assurance that the dissolution will be completed within a specified time frame. As of December 31, 2015, the sales of five retail buildings and all of the office properties have been completed.

The Plan of Liquidation authorized the General Partner to transfer and assign the Partnership’s remaining assets to a liquidating trust to facilitate the Partnership’s dissolution. In furtherance of the Plan of Liquidation, on March 21, 2016, the Partnership entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with RFC, as trustee of the Liquidating Trust (the “Trustee”), in connection with the formation of The Rancon Realty Fund IV Liquidating Trust (the “Liquidating Trust” or the “Trust”). In accordance with the Liquidating Trust Agreement, on March 22, 2016, the Partnership transferred all of its remaining assets to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions of the Liquidating Trust Agreement. Also as of March 22, 2016, the Partners, as beneficiaries of the Liquidating Trust (“Beneficiaries”), received beneficial interests in the Liquidating Trust (the “Beneficial Interests”). The purpose of the Liquidating Trust is to provide for the orderly liquidation of the assets transferred to it by the Partnership, to pay the liabilities of the Partnership and the expenses of administering the Liquidating Trust, and to make liquidating distributions to the Beneficiaries in accordance with their Beneficial Interests. The Liquidating Trust does not have any employees, officers or directors. The existence of the Liquidating Trust will terminate upon a date determined by the Trustee (the “Termination Date”) after the Trustee has distributed to all Beneficiaries, other than Beneficiaries who cannot be located (“Missing Beneficiaries”), all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, which is intended to take place within three years from the date of the Liquidating Trust’s formation; provided that the Trustee has the discretion to delay such final distribution if in its good faith determination it should not be made at that time, so long as such date is no more than 21 years after the date of the Liquidating Trust Agreement. The existence of the Liquidating Trust may, however, be extended beyond such three year term if the Trustee determines that the final distribution should not be made at that time. Notwithstanding such termination of the Liquidating Trust and the Trust Agreement on the Termination Date, the Liquidating Trust shall continue to exist for the purpose of winding up its affairs, collecting and discharging its remaining obligations, and disposing of its remaining assets, including disposing of any assets that are distributable to Missing Beneficiaries in accordance with applicable state laws regarding escheatment and abandoned property.

On March 25, 2016, the Partnership filed a Certificate of Cancellation with the California Secretary of State, cancelling the limited partnership, and filed a Form 15 with the Securities and Exchange Commission (the “Commission”), terminating the registration of the limited partnership units in the Partnership. Accordingly, the Partnership has ceased filing reports under the Securities Exchange Act of 1934. However, the Trustee will cause annual reports provided to Beneficiaries to be filed with the Commission under cover of Form 10-K and periodic reports provided to Beneficiaries to be filed with the Commission under cover of Form 8-K.

Overview of Sale of the Property

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

Other Factors

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporated two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring was handled directly by the City. The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. On December 16, 2015, the Partnership sold the land to the City of San Bernardino for a purchase price of $10.

Distributions

On August 14, 2015, the Partnership made its first distribution to Partners as part of the Plan of Liquidation. The distribution represents approximately $376 per unit and was paid from the cash available for distribution as a result of the sales of properties to investors of record as of August 1, 2015. It is anticipated that another distribution will be made from the Trust to Beneficiaries after the remaining properties have been sold.

Item 1A.            Risk Factors

Risk Related to our Business in General

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

General Risks of Ownership of Real Estate

We are subject to risks generally incidental to the ownership of real estate. These risks include:

•	changes in general economic or local conditions;
•	changes in supply of or demand for similar or competing properties in an area;
•	the impact of environmental protection laws;
•	changes in interest rates and availability of financing which may render the sale of a property difficult or unattractive;
•	changes in tax, real estate and zoning laws; and
•	the creation of mechanics’ liens or similar encumbrances placed on the property by a lessee or other parties without our knowledge and consent.

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

Risk Associated with our Liquidation

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully reviewed because such factors may have a significant impact on the execution of the Plan of Liquidation and the timing and amount of future liquidating distributions to Beneficiaries. As a result of the risk factors set forth below and elsewhere in this Form 10-K, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to Beneficiaries.

The liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to Beneficiaries. The precise nature, amount and timing of any future distribution to Beneficiaries will depend on and could be delayed by, among other things, currently unknown creditor claims or lawsuits and unexpected or greater than expected expenses.

Beneficial Interests are not transferable.

There is no public market for Beneficial Interests in the Trust. Beneficial Interests in the Trust may not be transferred in any manner whatsoever (including, without limitation, by sale, exchange, gift, pledge or creation of a security interest) except (a) a bequest or inheritance in the case of the death of an individual Beneficiary, or (b) by operation of law, provided, however, that in no event shall any such transfer by operation of law take place unless the Trustee has received reasonable assurance that the transfer is in compliance with federal and state securities laws.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution out of the liquidation to Beneficiaries.

Liabilities and expenses from operations, such as legal, accounting and investor services fees and other operating expenses, will continue to be incurred as we complete the Plan of Liquidation. These expenses and liabilities will reduce the amount of assets available for future distribution to Beneficiaries.

Our Beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.

Similar to the liquidation of any fund, including had we remained as a partnership, if we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if the contingency reserve and the assets held by us are less than the amount ultimately found payable in respect of expenses and liabilities, each of our Beneficiaries could be held liable for the payment to creditors of such Beneficiary’s pro rata portion of the excess, limited to the amounts previously received by each Beneficiary in distributions from us.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from contingency reserve and our assets, our creditors could seek an injunction to prevent us from making distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to our beneficiaries under the Liquidating Trust Agreement.

A Successor Trustee may need to be appointed to complete the Plan of Liquidation, which could delay the final distribution and closing of the Trust.

The Trust Agreement provides that in the event of the resignation of the Trustee, a successor trustee will be appointed. In such event, there may be a delay in the administration of the Trust while the successor trustee is appointed and takes office, which may delay the final liquidating distribution, if any, and the closure of the Trust.

Item 1B.           Unresolved Staff Comments

None.

Item 2.               Properties

As of December 31, 2015, the Partnership held for sale properties consisted of two retail properties totaling approximately 80,000 square feet.

Property	Type	Square Footage
Promotional Retail Center I	Three retail buildings	41,202
Promotional Retail Center II	Retail building	39,123
		80,325

Promotional Retail Center I was 100% leased as of December 31, 2015 and Promotional Retail Center II remained unoccupied but a lease with a fitness company has been signed and build out of the space is underway for an expected occupancy in the second quarter of 2016.

Land

As of December 31, 2014, the Partnership owned approximately 14.7 acres of unimproved land. The land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporated two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring was handled directly by the City. The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. On December 16, 2015, the Partnership sold the land to the City of San Bernardino for a purchase price of $10.

Item 3.               Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business, and may arise against the Trust. We believe that such claims and lawsuits will not in the future have a material adverse effect on our financial position, cash flow or results of operations.

Item 4.               Mine Safety Disclosures

Not Applicable.

Part II

Item 5.               Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for Beneficial Interests in the Trust. Beneficial Interests in the Trust may not be transferred in any manner whatsoever (including, without limitation, by sale, exchange, gift, pledge or creation of a security interest) except (a) a bequest or inheritance in the case of the death of an individual Beneficiary, or (b) by operation of law, provided, however, that in no event shall any such transfer by operation of law take place unless the Trustee has received reasonable assurance that the transfer is in compliance with federal and state securities laws.

Beneficiaries

As of the date of this filing, there were 6,297 holders of Beneficial Interests in the Trust. The rights of Beneficiaries in the Trust are not represented by any form of certificate or other instrument. Rather, the Trustee, through its transfer agent, is maintaining a record of the name and address of each Beneficiary and such Beneficiary’s aggregate Beneficial Interest in the Trust.

Distributions

There was one distribution from the Partnership during 2015 and none during 2014. On August 14, 2015, the Partnership distributed $25,125,000 to the partners apportioned according to their respective interests in the Partnership.

Distributions from the Partnership are paid from either Cash From Operations or Cash From Sales or Refinancing (as such terms are defined in the Partnership Agreement).

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

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Except for two properties which are still owned by Fund IV, a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof have been sold to third parties.

The Partnership commenced on April 3, 1984, and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015, in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation became effective. Consequently the General Partner began an orderly sale of the Partnership’s assets.

The Plan of Liquidation authorized the General Partners to transfer and assign the Partnership’s remaining assets to a liquidating trust to facilitate the Partnership’s dissolution. In furtherance of the Plan of Liquidation, on March 21, 2016, the Partnership entered into the Liquidating Trust Agreement with RFC, as Trustee, in connection with the formation of the Liquidating Trust. In accordance with the Liquidating Trust Agreement, on March 22, 2016, the Partnership transferred all of its remaining assets to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions of the Liquidating Trust Agreement. Also as of March 22, 2016, the Partners, as the Beneficiaries of the Liquidating Trust, received Beneficial Interests in the Liquidating Trust. The purpose of the Liquidating Trust is to provide for the orderly liquidation of the assets transferred to it by the Partnership, to pay the liabilities of the Partnership and the expenses of administering the Liquidating Trust, and to make liquidating distributions to the Beneficiaries in accordance with their Beneficial Interests. The Liquidating Trust does not have any employees, officers or directors. The existence of the Liquidating Trust will terminate upon a date determined by the Trustee (the “Termination Date”) after the Trustee has distributed to all Beneficiaries, other than Beneficiaries who cannot be located (“Missing Beneficiaries”), all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, which is intended to take place within three years from the date of the Liquidating Trust’s formation; provided that the Trustee has the discretion to delay such final distribution if in its good faith determination it should not be made at that time, so long as such date is no more than 21 years after the date of the Liquidating Trust Agreement. The existence of the Liquidating Trust may, however, be extended beyond such three year term if the Trustee determines that the final distribution should not be made at that time. Notwithstanding such termination of the Liquidating Trust and the Trust Agreement on the Termination Date, the Liquidating Trust shall continue to exist for the purpose of winding up its affairs, collecting and discharging its remaining obligations, and disposing of its remaining assets, including disposing of any assets that are distributable to Missing Beneficiaries in accordance with applicable state laws regarding escheatment and abandoned property.

On March 25, 2016, the Partnership filed a Certificate of Cancellation with the California Secretary of State, cancelling the limited partnership, and filed a Form 15 with the Commission, terminating the registration of the limited partnership units in the Partnership. Accordingly, the Partnership has ceased filing reports under the Securities Exchange Act of 1934. However, the Trustee will cause annual reports provided to Beneficiaries to be filed with the Commission under cover of Form 10-K and periodic reports provided to Beneficiaries to be filed with the Commission under cover of Form 8-K.

Critical Accounting Policies

Although our financial statements and accompanying notes are prepared without audit, they continue to be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable sections of Regulation S-X promulgated by the SEC. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Any increases in the amount of estimated costs to be incurred during liquidation or decreases in the estimated realizable value of assets will reduce the amount of net assets available for ultimate distribution to the trust beneficiaries

On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

Results of Operations

Revenue

Rental revenue decreased $97,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to the March 28, 2015 sale of one parcel of Promotional Retail Center I, partially offset by the June 2015 occupancy of another portion of Promotional Retail Center I.

Expenses

Property operating costs decreased $136,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to lower repairs and maintenance expenditures, the sale of one parcel of Promotional Retail Center I and a prior period property tax refund as the result of successful appeals.

Depreciation and amortization decreased by $111,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the sale of one parcel of Promotional Retail Center I and the cessation of depreciation and amortization when the remaining properties were determined to be held for sale.

General and administrative expense decreased by $139,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to higher initial costs incurred in 2014 associated with the pending dissolution of the Partnership.

Non-operating income / expenses

Gain on sales of assets for the year ended December 31, 2015 in the amount of $3,803,000 represents the gain on the sale of one parcel of Promotional Retail Center I, sold on March 28, 2015 and one parcel sold on December 8, 2015.

Interest expense decreased $680,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the March 2015 payoff of all debt from the proceeds of the property sales.

Loss on extinguishment of debt for the year ended December 31, 2015 in the amount of $1,096,000 represents prepayment penalties and the write-off of unamortized loan fees associated with the full repayment of the note payable and line of credit in the first quarter of 2015.

Gains on sales of assets included in income from discontinued operations for the year ended December 31, 2015 in the amount of $16,757,000 represents the gains from the sales of Mimi’s Café, Palm Retail I, Service Retail, Palm Retail 2, TGI Fridays, and the five office properties in the first quarter of 2015.

Income from discontinued operations was $358,000 for the year ended December 31, 2015 compared to income of $479,000 for the year ended December 31, 2014 due to the shorter operating period in 2015 due to the sale of properties.

Liquidity and Capital Resources

As of December 31, 2015, the Partnership had cash and cash equivalents of $4,893,000 and a receivable for heldback proceeds from the sale of the office properties in March 2015 of $740,000, which was collected in January 2016.

Cash Flows

During 2015, cash used in operating activities was $487,000, compared to cash provided by operating activities of $1,606,000 for the same period in 2014, primarily due to the sale of operating properties while partnership overhead continues as the partnership is dissolved. During 2015, cash provided by investing activities was $56,107,000 compared to cash used in investing activities of $353,000 for the same period in 2014, primarily due to proceeds from sales of real estate in 2015. For the year ended December 31, 2015, cash used in financing activities was $54,195,000 compared to cash used in financing activities of $673,000 for the same period in 2014, primarily due to note payable principal payments and distributions to partners.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2015 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement, the purchase and sale agreement relating to the sale of the Property, and all banking arrangements.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognized rental revenue on a straight-line basis over the term of its leases. Actual amounts collected could be lower than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis during the current year. The Partnership develops a revised estimate of the amount recoverable from tenants based on updated expenses for the year and amounts to be recovered and records adjustments to income in the current year financial statement accounts. Any final changes in estimate based on lease-by-lease reconciliations and tenant negotiations and collection are recorded in the period those negotiations are settled.

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

The actual value of the Partnership’s properties could be different from their carrying amounts.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Trust’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to our belief that we will be able to complete the sale of our remaining two properties prior to the end of 2016.

All forward-looking statements included in this document are based on information available to the Trust on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements.

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations. See Item 1A for further discussion.

Item 7A.            Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 8.               Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Financial Statement Schedule as included in Item 15.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

The Chairman of the Trustee, who performs the equivalent functions of the principal executive officer and principal financial officer of the Trust, has evaluated the disclosure controls and procedures of the Trust (as successor to the Partnership) as of the end of the period covered by this annual report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Trust that are designed to ensure that information required to be disclosed by the Trust in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the Chairman of the Trustee has concluded that the Trustee’s disclosure controls and procedures were effective such that the information required to be disclosed by the Trust in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the Trustee’s management, including the Trustee’s Chairman, as appropriate to allow timely decisions regarding required disclosures.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Annual Report on Internal Control Over Financial Reporting” (“Management’s Report”), included in the financial statements included as an exhibit to this report.

There have not been any changes in the Trust’s internal control over financial reporting identified in connection with Management’s Report that occurred during the fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.               Other Information

None.

Part III

Item 10.               Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. Rancon Financial Corporation, as Trustee, manages the business affairs and assets of the Trust.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership during the fiscal year ended December 31, 2015, the Trust believes that, during such fiscal year all such ownership reports were filed on a timely basis.

Code of Ethics

The Trust has not adopted a “code of ethics” as defined in rules adopted by the SEC.  Because the Trust does not have any employees, the Trust has determined that adopting a code of ethics would not appreciably improve the Trust’s ability to deter wrongdoing or promote the conduct set forth in such SEC rules.

Item 11.               Executive Compensation

As of December 31, 2015, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust. The Trustee does not receive any compensation.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On March 22, 2016, the Partnership transferred its remaining assets to the Trust, and on March 25, 2016, the Trust filed its Certificate of Cancellation with the Secretary of State of the State of California, which became effective on that date. There is no public market for Beneficial Interests in the Trust. Beneficial Interests in the Trust may not be transferred in any manner whatsoever (including, without limitation, by sale, exchange, gift, pledge or creation of a security interest) except (a) a bequest or inheritance in the case of the death of an individual Beneficiary, or (b) by operation of law, provided, however, that in no event shall any such transfer by operation of law take place unless the Trustee has received reasonable assurance that the transfer is in compliance with federal and state securities laws.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The Trust has no officers or directors. The Trustee manages the Trust’s day-to-day business affairs and assets. Prior to the dissolution of the Trust, the Trustee was a General Partner of the Trust. The Trustee is a corporation wholly-owned by Daniel L. Stephenson. The Trustee does not receive any compensation.

Pursuant to the Liquidating Trust Agreement, the Trustee, and its officers, directors and affiliates (together, the “Indemnified Persons”), shall be indemnified, and may reimburse itself out of the Trust property, against and from any and all loss, cost, liability, expense or damage which any such Indemnified Person may sustain in connection with the Trust, provided that the same were not the result of negligence or misconduct on the part of such Indemnified Person. The Trust shall advance to each Indemnified Person all expenses incurred by such Indemnified Person in connection with the investigation, defense, settlement, or appeal of any claim or proceeding attributable to a matter described in the immediately preceding sentence. Such Indemnified Person shall promptly repay such amounts advanced only if it is ultimately determined that such Indemnified Person was not entitled to be indemnified by the Trust pursuant to the Liquidating Trust Agreement.

During the year ended December 31, 2015, the Partnership distributed $375,000 to the General Partner. During the year ended December 31, 2014, no distributions were made by the Partnership to the General Partner. In 2015 and 2014, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which held 11.22% of the Units of the Partnership as of December 31, 2015. Other than fees to Glenborough LLC, in 2015 and 2014, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2015 and 2014.

Item 14.              Principal Accountant Fees and Services

Audit Fees

The Partnership was billed $99,700 and $141,000 for audit services rendered by its former registered public accounting firm for the years ended December 31, 2015 and 2014, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its former registered public accounting firm for the years ended December 31, 2015 and 2014.

Tax Fees

The Partnership did not incur tax fees for services provided by its former registered public accounting firm for the years ended December 31, 2015 and 2014.

All Other Fees

The Partnership did not incur any other fees for services provided by its former registered public accounting firm for the years ended December 31, 2015 and 2014.

Part IV

Item 15.              Exhibits and Unaudited Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

	(1)	Financial Statements:

Unaudited Consolidated Balance Sheets as of December 31, 2015 and 2014

Unaudited Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Unaudited Consolidated Statements of Partners’ Equity for the years ended December 31, 2015 and 2014

Unaudited Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Unaudited Consolidated Financial Statements

	(2)	Financial Statement Schedule:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

	(3)	Exhibits:

		(2.1)	Plan of Liquidation of the Partnership, dated April 10, 2014 (included as Appendix A too Schedule 14A dated April 21, 2014, file number 0-14207, is incorporated herein by reference).

		(2.2)	Liquidating Trust Agreement of the Trust, dated March 21, 2016 (included as Exhibit 99.1 to the Form 8-K dated March 25, 2016, file number 0-14207, is incorporated herein by reference).

		(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

		(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

		(3.3)	First Amendment to the Second amended and Restated Agreement of Limited Partnership of the Partnership, dated March 27, 2014, (included as Exhibit 3.1 to form 8-K dated March 27, 2014, file number 0-14207, is incorporated herein by reference).

		(3.4)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited Partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

		(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

		(10.2)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

		(10.3)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004), is incorporated herein by reference.

		(10.4)	First Amendment to the Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.5)	Second Amendment to the Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.6)	Third Amendment to the Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K, filed with the SEC on February 27, 2009), is incorporated herein by reference.

(10.7)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2010 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chairman of the Trustee of the Trust.

(32)	Section 906 Certification of Daniel L. Stephenson, Chairman of the Trustee of the Trust.*

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RANCON REALTY FUND IV LIQUIDATING TRUST

		By:	Rancon Financial Corporation,
a California corporation,
its Trustee

Date:	March 28, 2016	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, Chairman

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the unaudited consolidated financial statements or notes thereto.

Management’s Annual Report on Internal Control over Financial Reporting

The Trust, as such, has no officers or directors, but is managed by the Trustee. The Trustee’s Chairman is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust. The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the management and directors of the Trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets of the Trust that could have a material effect on the financial statements of the Trust.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management determined that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

March 28, 2016

Rancon Realty Fund IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	December 31,	December 31,
	2015	2014
Assets
Investments in real estate:
Rental properties	$-	$8,623
Accumulated depreciation	-	(3,724)
Total investments in real estate	-	4,899

Cash and cash equivalents	4,893	3,468
Accounts receivable, net	970	68
Deferred costs, net of accumulated amortization of $397 as of December 31, 2014	-	356
Prepaid expenses and other assets	81	214
Assets held for sale	4,411	33,580
Total assets	$10,355	$42,585

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Note payable and line of credit	$-	$28,153
Accounts payable and other liabilities	276	295
Deferred gain on disposition of assets	740	-
Prepaid rent	-	27
Liaiblities related to assets held for sale	1,694	350
Total liabilities	2,710	28,825

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	31	(909)
Limited partners, 65,819 limited partnership units outstanding as of December 31, 2015 and 2014	7,614	14,669

Total partners’ equity	7,645	13,760

Total liabilities and partners’ equity	$10,355	$42,585

See accompanying notes to unaudited consolidated financial statements.

Rancon Realty Fund IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Year Ended
	December 31,
	2015	2014

Operating revenue
Rental revenue and other	$610	$707
Total operating revenue	610	707

Operating expenses
Property operating expenses	293	429
Depreciation and amortization	123	234
General and administrative	962	1,101
Total operating expenses	1,378	1,764

Operating loss	(768)	(1,057)

Interest and other income	2	-
Gain on sales of assets	3,803	-
Interest expense (including amortization of loan fees)	(46)	(726)

Income (loss) from continuing operations	2,991	(1,783)
Loss on extinguishment of debt	(1,096)	-
Gains on sales of assets	16,757	-
Income (loss) from discontinued operations	358	479
Total income from discontinued operations	16,019	479
Net (loss) income	$19,010	$(1,304)

Basic and diluted net (loss) income per limited partnership unit	$268.85	$(19.61)

Weighted average number of limited partnership units outstanding	65,819	65,819

See accompanying notes to unaudited consolidated financial statements.

Rancon Realty Fund IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the years ended December 31, 2015 and 2014

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2013	$(896)	$15,960	$15,064

Net loss	(13)	(1,291)	(1,304)

Balance (deficit) at December 31, 2014	(909)	14,669	13,760

Net income	1,315	17,695	19,010

Distributions	(375)	(24,750)	(25,125)

Balance (deficit) at December 31, 2015	$31	$7,614	$7,645

See accompanying notes to unaudited consolidated financial statements.

Rancon Realty Fund IV,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Year Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$19,010	$(1,304)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	123	2,632
Amortization of loan fees, included in interest expense	-	251
Loss on early extinguishment of debt	1,096	-
Gain on sale of real estate	(20,560)	-
Changes in certain assets and liabilities:
Accounts receivable	(902)	43
Deferred costs	356	(326)
Prepaid expenses and other assets	133	331
Accounts payable and other liabilities	1,605	69
Deferred gain on disposition of assets	740	-
Prepaid rent	(27)	(90)

Net cash (used in) provided by operating activities	1,574	1,606

Cash flows from investing activities:
Additions to real estate investments	(2,967)	(353)
Proceeds from sales of real estate	57,013	-

Net cash provided by (used in) investing activities	54,046	(353)

Cash flows from financing activities:
Note payable principal payments	(20,404)	(505)
Repayments on line of credit	(7,749)	-
Payment of prepayment penalties	(917)	-
Payment of deferred loan fees	-	(168)
Distribution to limited partners	(24,750)	-
Distribution to General Partner	(375)	-

Net cash used in financing activities	(54,195)	(673)

Net increase in cash and cash equivalents	1,425	580

Cash and cash equivalents at beginning of period	3,468	2,888

Cash and cash equivalents at end of period	$4,893	$3,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$246	$1,397

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$-	$826
Write-off of fully amortized deferred costs	$33	$594

See accompanying noties to unaudited consolidated financial statement

Note 1. ORGANIZATION

Rancon Realty Fund IV, a California Limited Partnership (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1984 and reached final funding in July 1987. The general partners of the Partnership were Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly owned by DLS. The Partnership had no employees.

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than the two properties still owned by the Partnership as of December 31, 2015, all of the parcels thereof have been sold to third parties.

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund IV Subsidiary LLC, a Delaware limited liability company (“RRF IV SUB”), which was wholly owned by the Partnership. The entity was formed to satisfy certain lender requirements for a loan obtained in the fourth quarter of 2005. The loan was collateralized by some of the Partnership’s properties which were been contributed to RRF IV SUB by the Partnership. Since RRF IV SUB was wholly owned by the Partnership, the financial statements of RRF IV SUB were consolidated with those of the Partnership.

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014 (the “Plan of Liquidation”). The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner began an orderly sale of the Partnership’s assets. There can be no assurance that the dissolution will be completed within a specified time frame. As of December 31, 2015, the sales of five retail buildings and all of the office properties have been completed.

The Plan of Liquidation authorized the General Partner to transfer and assign the Partnership’s remaining assets to a liquidating trust to facilitate the Partnership’s dissolution. In furtherance of the Plan of Liquidation, on March 21, 2016, the Partnership entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with RFC, as trustee of the Liquidating Trust (the “Trustee”), in connection with the formation of The Rancon Realty Fund IV Liquidating Trust (the “Liquidating Trust” or the “Trust”). In accordance with the Liquidating Trust Agreement, on March 22, 2016, the Partnership transferred all of its remaining assets to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions of the Liquidating Trust Agreement. Also as of March 22, 2016, the Partners, as beneficiaries of the Liquidating Trust (“Beneficiaries”), received beneficial interests in the Liquidating Trust (the “Beneficial Interests”). The purpose of the Liquidating Trust is to provide for the orderly liquidation of the assets transferred to it by the Partnership, to pay the liabilities of the Partnership and the expenses of administering the Liquidating Trust, and to make liquidating distributions to the Beneficiaries in accordance with their Beneficial Interests. The Liquidating Trust does not have any employees, officers or directors. The existence of the Liquidating Trust will terminate upon a date determined by the Trustee (the “Termination Date”) after the Trustee has distributed to all Beneficiaries, other than Beneficiaries who cannot be located (“Missing Beneficiaries”), all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, which is intended to take place within three years from the date of the Liquidating Trust’s formation; provided that the Trustee has the discretion to delay such final distribution if in its good faith determination it should not be made at that time, so long as such date is no more than 21 years after the date of the Liquidating Trust Agreement. The existence of the Liquidating Trust may, however, be extended beyond such three year term if the Trustee determines that the final distribution should not be made at that time. Notwithstanding such termination of the Liquidating Trust and the Trust Agreement on the Termination Date, the Liquidating Trust shall continue to exist for the purpose of winding up its affairs, collecting and discharging its remaining obligations, and disposing of its remaining assets, including disposing of any assets that are distributable to Missing Beneficiaries in accordance with applicable state laws regarding escheatment and abandoned property.

On March 25, 2016, the Partnership filed a Certificate of Cancellation with the California Secretary of State, cancelling the limited partnership, and filed a Form 15 with the Securities and Exchange Commission (the “Commission”), terminating the registration of the limited partnership units in the Partnership. Accordingly, the Partnership has ceased filing reports under the Securities Exchange Act of 1934. However, the Trustee will cause annual reports provided to Beneficiaries to be filed with the Commission under cover of Form 10-K and periodic reports provided to Beneficiaries to be filed with the Commission under cover of Form 8-K.

Overview of Sale of the Property

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

The terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Trust, but prior to any liquidating distributions being made to the partners.

Distribution of Cash

The Partnership had made annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may have bene restricted or suspended for limited periods when the General Partner determined in its absolute discretion that it was in the best interests of the Partnership; and (ii) all distributions were subject to the payment of Partnership expenses and maintenance of reasonable reserves for debt service, alterations and improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

All excess cash from operations have been distributed 90% to the limited partners and 10% to the General Partner.

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations have been distributed in the following order of priority: (i) first, 1% to the General Partner and 99% to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Trust Agreement) for each of their Units until Adjusted Invested Capital (as defined in the Trust Agreement) for each Unit is reduced to zero; (ii) second, 1% to the General Partner and 99% to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners equals a 12 percent annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Trust Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Trust Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Trust Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the Trust and following the admission of such limited partner; (for limited partners admitted to the Trust before March 31, 1985, there are additional cumulative non-compounded returns of 9%, 6%, or 3% depending on purchase date, through October 31, 1985); (iii) third, 99% to the General Partner and 1 percent to the limited partners, until the General Partner has received an amount equal to 20% of all distributions of cash from sales or refinancing; and (iv) the balance, 80% to the limited partners, pro rata in proportion to the number of Units held by each, and 20% to the General Partner.

Note 2.           Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying unaudited consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2015 and 2014, and the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2015 and 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. There was no impairment of rental properties recorded for the years ended December 31, 2015 and 2014.

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

Sale of Real Estate

The Partnership periodically classified real estate as held for sale. An asset is classified as held for sale after the approval of Management and after an active program to sell the asset has commenced. Upon the classification of real estate as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset at the lower of fair value or the depreciated balance had the asset never been classified as held for sale and depreciation is reinstated. As of December 31, 2015, the Partnership had two retail properties classified as held for sale on the unaudited consolidated balance sheet.

Fair Value of Investments

The Partnership adopted policies related to the accounting for fair value measurements. The guidance related to accounting for fair value measurements defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

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

Cash and Cash Equivalents

The Partnership considered short-term investments with an original maturity of three months or less at the time of investment to be cash and cash equivalents.

Deferred Costs

Deferred loan fees were capitalized and amortized on a straight-line basis, which approximated the effective interest method, over the life of the related loan. Deferred lease commissions were capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognized rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower than the amounts recognized on a straight-line basis if specific tenants were unable to pay rent that the Partnership had previously recognized as revenue. For tenants with percentage rent, the Partnership recognized revenue when the tenants’ specified sales targets were met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses were recognized as revenue on an estimated basis during the current year. The Partnership developed a revised estimate of the amount recoverable from tenants based on updated expenses for the year and amounts to be recovered and records adjustments to income in the current year financial statement accounts. Any final changes in estimate based on lease-by-lease reconciliations and tenant negotiations and collection are recorded in the period those reconciliations and negotiations are settled.

Net Loss Per Limited Partnership Unit

Net loss per Unit was calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net loss.

Net loss per Unit was as follows (in thousands, except for weighted average shares and per share amounts):

	For the year ended
	December 31, 2015		December 31, 2014
	General	Limited	General	Limited
Income (loss) allocation:	Partner	Partners	Partner	Partners

Net income (loss)	$1,315	$17,695	$(13)	$(1,291)

Weighted average number of limited partnership units outstanding during each period		65,819		65,819

Basic and diluted income (loss) per limited partnership unit		$268.85		$(19.61)

Basic and diluted income (loss) from discontinued operations per limited partnership unit		$243.38		$7.20

Income Taxes

Income taxes on Partnership income are the responsibility of the individual Partners. Accordingly, no provision for income taxes was included in the accompanying unaudited consolidated financial statements. The Partnership determined whether a tax position of the Partnership was more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized was measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership determined that it had not incurred any liability for unrecognized tax benefits as of December 31, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of December 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2012, 2013, and 2014.

The Partnership filed US Federal tax returns and state tax returns in California, Georgia, Indiana, Missouri, New Jersey, New York, Pennsylvania, and West Virginia.

Note 3.           INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	December 31,	December 31,
	2015	2014
Land	$-	$1,246
Buildings	-	7,129
Building and tenant improvements	-	248
	-	8,623
Less: accumulated depreciation	-	(3,724)
Total rental properties, net	$-	$4,899

As of December 31, 2015, the Partnership’s rental properties consist of two retail properties, both of which are classified as assets held for sale.

Note 4.           LAND HELD FOR DEVELOPMENT

Approximately 14.7 acres of the Tri-City land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporated two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring was handled directly by the City. The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. On December 16, 2015, the Partnership sold the land to the City of San Bernardino for a purchase price of $10.

NOTE 5.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In response to the Limited Partners May 8, 2014 approval of the dissolution of the Partnership, the General Partner began an orderly liquidation of the Partnership’s assets and began actively marketing 10 buildings for sale. Carnegie Business Center I, Mimi’s Café, Northcourt Plaza, North River Place, One Vanderbilt, Palm Court Retail I, Palm Court Retail II, Service Retail Center, TGI Friday’s and Vanderbilt Plaza were sold in the first quarter of 2015. As discussed in Note 2, the related assets and liabilities of those properties were classified as held for sale as of December 31, 2014. A portion of Promotional Retail Center I was sold in the first quarter of 2015 but had not been considered held for sale at December 31, 2014. As of December 31, 2015, the remaining portion of Promotional Retail Center I and Promotional Retail II are considered held for sale.

Reconciliation of Total Assets and Liabilities

of the Properties Held for Sale

That are Presented Separately in the Consolidated Balance Sheet

(in thousands)

	December 31,	December 31,
	2015	2014

Carrying amounts of major classes of assets included as part of held for sale:
Investments in real estate:
Rental properties, net	$4,166	$29,857
Accounts receivable, net	85	119
Deferred costs, net of accumulated amortization of $37 and $2,133 as of December 31, 2015 and 2014, respectively	245	1,580
Prepaid expenses and other assets	-	2,024

Total assets classified as held for sale	$4,411	$33,580

Carrying amounts of major classes of liabilities included as part of held for sale:

Accounts payable and other liabilities	$1,624	$172
Prepaid rent	70	178

Total liabilities classified as held for sale	$1,694	$350

Investments in real estate held for sale consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Land	$656	$3,371
Buildings	2,933	40,708
Building and tenant improvements	513	8,971
Construction in progress	1,622	-
	5,724	53,050
Less: accumulated depreciation	(1,558)	(23,193)
	$4,166	$29,857

In accordance with guidance relating to discontinued operations, the related operating results from the properties held for sale as of December 31, 2014 were classified as discontinued operations in the accompanying statement of oprations. Properties sold during the first quarter of 2015, which were not previsously held for sale, were not included as discontinued operations as they did not qualify under ASU No. 2014-08. Assets currently held for sale do not qualify as discontinued operations under ASU No. 2014-08.

In accordance with the guidance relating to discontinued operations, the related operating results from the properties held for sale are classified as discontinued operations in the accompanying statements of operations as follows (in thousands):

Reconciliation of Line Items Constituting Discontinued

Operations That Are Disclosed in the Notes to Financial Statements

That Are Presented in the Statements of Operations

	For the year ended
	December 31,
	2015	2014

Major classes of line items constituting income from discontinued operations:
Rental revenue and other	$1,277	$7,493

Operating expenses	719	3,692
Depreciation and amortization	-	2,397
Total operating expenses	719	6,089

Operating income	558	1,404

Interest expense (including amortization of loan fees)	(200)	(925)
Loss on extinguishment of debt	(1,096)	-
Gain on sale of assets	16,757	-

Total income from discontinued operations	$16,019	$479

Note 6.          NOTE PAYABLE AND LINE OF CREDIT

As of December 31, 2014, the Partnership had a note payable with a balance of $20,404,000 and a line of credit with a balance of $7,749,000. As of December 31, 2015, both the note payable and the line of credit had been paid in full and the Partnership had no outstanding debt balances.

The prior note payable was collateralized by Promotional Retail II, Mimi’s Cafe, Palm Court Retail I and II, Promotional Retail Center, Service Retail Center, TGI Friday’s and One Vanderbilt. As buildings were sold in 2015, the proceeds were applied to the note payable and upon closing of the sale of the office buildings, the note was completely repaid.

On November 11, 2014, we modified the line of credit agreement to extend the maturity date to June 30, 2015. The total availability was $15,000,000 and the line was collateralized by Carnegie Business Center, Vanderbilt Plaza, North River Place and Northcourt Plaza. The line of credit was repaid upon the completion of the sale of the office properties.

Note 7.          RELATED PARTY TRANSACTIONS

Glenborough LLC earned fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The terms and conditions of the Agreement are to perform services for the following fees:

	For the year ended
	December 31,	December 31,
	2015	2014
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying unaudited statements of operations	$53,000	$218,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	23,000	35,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	250,000	250,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	86,000	211,000
(v) a sales fee of 1% for all properties which was included in gains on sale of assets in the accompanying consolidated statements of operations	618,500	-
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	-	150,000
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	45,000	106,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	-	17,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2015, Glenborough Property Partners, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the Units.

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

As of December 31, 2014, the Partnership owned approximately 14.7 acres of unimproved land. The land owned by the Partnership was part of a 27-acre landfill operated by the City of San Bernardino (“the City”) from approximately 1950 to 1960. This landfill incorporated two land parcels and part of a third parcel. In 1996, the Santa Ana Regional Water Quality Control Board ("SARWQCB"), with regulatory jurisdiction over the closure and monitoring of landfills, determined that the City was primarily responsible for the landfill. Therefore, the City and the Partnership entered into a Limited Access Easement Agreement, giving the City access to the site for development, implementation and financial responsibility for a plan for the remediation of the landfill. It was determined that the City was to improve the landfill cover system (The Waterman Landfill Cover Improvement Plans, April 2002), perform groundwater monitoring and install a permanent gas extraction system (Landfill Gas Collection System). Under the Limited Access Easement Agreement with the Partnership, methane monitoring was handled directly by the City. The City's installation of the cover improvement system was completed in the first quarter of 2007 along with the gas extraction system. On December 16, 2015, the Partnership sold the land to the City of San Bernardino for a purchase price of $10.

General Uninsured Losses

The Trust carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Trust may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Trust has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Trust could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Indemnifications

Pursuant to the Liquidating Trust Agreement, the Trustee, and its officers, directors and affiliates (together, the “Indemnified Persons”), shall be indemnified, and may reimburse itself out of the Trust property, against and from any and all loss, cost, liability, expense or damage which any such Indemnified Person may sustain in connection with the Trust, provided that the same were not the result of negligence or misconduct on the part of such Indemnified Person. The Trust shall advance to each Indemnified Person all expenses incurred by such Indemnified Person in connection with the investigation, defense, settlement, or appeal of any claim or proceeding attributable to a matter described in the immediately preceding sentence. Such Indemnified Person shall promptly repay such amounts advanced only if it is ultimately determined that such Indemnified Person was not entitled to be indemnified by the Trust pursuant to the Liquidating Trust Agreement.

Note 10.         Subsequent Events

On March 21, 2016, the Partnership entered into a Liquidating Trust Agreement with RFC, as trustee of the Liquidating Trust, in connection with the formation of the Liquidating Trust. In accordance with the Liquidating Trust Agreement, on March 22, 2016, the Partnership transferred all of its remaining assets to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions of the Liquidating Trust Agreement.

On March 25, 2016, the Partnership filed a Certificate of Cancellation with the California Secretary of State, cancelling the limited partnership, and filed a Form 15 with the Commission, terminating the registration of the limited partnership units in the Partnership. Accordingly, the Partnership has ceased filing reports under the Securities Exchange Act of 1934.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(2.1)	Plan of Liquidation of the Partnership dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-14207, is incorporated herein by reference).

(2.2)	Liquidating Trust Agreement of the Trust, dated March 21, 2016 (included as Exhibit 99.1 to the Form 8-K dated March 25, 2016, file number 0-14207, is incorporated herein by reference).

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 27, 2014 (included as Exhibit 3.1 to Form 8-K dated March 27, 2014, file number 0-14207, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited Partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.3)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004), is incorporated herein by reference.

(10.4)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.5)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.6)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.7)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2010 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chairman of the Trustee of the Trust.

(32)	Section 906 Certification of Daniel L. Stephenson, Chairman of the Trustee of the Trust.*

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

