Form 10-K
period 2016-12-31
RANCON REALTY FUND IV
filed 2017-03-17
CIK 743870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______to ____________

Commission file number: 0-14207*

THE RANCON REALTY FUND IV LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

California	.	33-0016355
(State or other jurisdiction		(I.R.S. Employer
Of incorporation or organization)		Identification No.)

400 South El Camino Real, Suite 1100
San Mateo, California		94402-1708
(Address of principal executive offices)		(Zip Code)

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

1

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

The Partnership’s initial acquisition of property during 1984 and 1985 consisted of approximately 76.56 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. As of December 31, 2016, all of the parcels thereof have been sold to third parties.

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

The Partnership commenced on April 3, 1984 and had a term which was set to expire on December 31, 2015, in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014 (the “Plan of Liquidation”). The dissolution required the approval of Limited Partners holding a majority of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding a majority of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner began an orderly sale of the Partnership’s assets. As of December 31, 2016, the sales of all of the properties have been completed.

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

Overview of Sale of the Property

In the first quarter of 2015, the sales of five retail buildings and all of the office properties were completed as well as the partial sale of another retail property. Mimi’s Café sold on January 9, 2015 for $2,331,000, Palm Retail 1 sold on January 15, 2015 for $2,524,000, Service Retail sold on January 22, 2015 for $2,400,000, Palm Retail 2 sold on February 13, 2015 for $2,502,000, and TGI Fridays sold on February 19, 2015 for $3,350,000. On March 20, 2015, the Partnership sold the five office properties including Carnegie Business Center 1, Northcourt Plaza, North River Place, One Vanderbilt and Vanderbilt Plaza for $39,975,000. One parcel of Promotional Retail Center I was sold on March 28, 2015 for $3,985,000. Promotional Retail II was sold on July 28, 2016 for $12,880,000 and the remaining parcels of Promotional Retail Center I were sold on December 15, 2016 for $4,500,000.

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

Distributions

On August 14, 2015, the Partnership made a distribution to Partners as part of the Plan of Liquidation. The distribution represented approximately $376 per unit and was paid from the cash available for distribution as a result of the sales of properties to investors of record as of August 1, 2015. On September 15, 2016, the Trust made its first distribution to Beneficiaries as part of the Plan of Liquidation. The distribution represented approximately $22 per Liquidating Trust unit and was paid from the cash available for distribution as a result of the sale of the Promotional Retail II property to Beneficiaries of record as of September 1, 2016. On January 30, 2017, the Trust made its second distribution to Beneficiaries as part of the Plan of Liquidation. The distribution represented approximately $6 per Liquidating Trust unit and was paid from the cash available for distribution as a result of the sale of the remaining parcels of the Promotional Retail I property to Beneficiaries of record as of January 1, 2017. It is anticipated that another distribution will be made from the Trust to Beneficiaries before the end of 2017, after all the remaining financial obligations for the Liquidating Trust have been met.

Item 1A.	Risk Factors

Risk associated with our liquidation.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2016, the Trust no longer owned any properties.

Item 3.	Legal Proceedings

Certain claims and lawsuits have arisen against us in the normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

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

Distributions

On August 14, 2015, the Partnership made its only distribution to Partners as part of the Plan of Liquidation. The distribution represented approximately $376 per unit and was paid from the cash available for distribution as a result of the sales of properties to investors of record as of August 1, 2015. On September 15, 2016, the Trust made its first distribution to Beneficiaries as part of the Plan of Liquidation. The distribution represented approximately $22 per Liquidating Trust unit and was paid from the cash available for distribution as a result of the sale of the Promotional Retail II property to Beneficiaries of record as of September 1, 2016. On January 30, 2017, the Trust made its second distribution to Beneficiaries as part of the Plan of Liquidation. The distribution represented approximately $6 per Liquidating Trust unit and was paid from the cash available for distribution as a result of the sale of the remaining parcels of the Promotional Retail I property to Beneficiaries of record as of January 1, 2017. It is anticipated that another distribution will be made from the Trust to Beneficiaries before the end of 2017, after all the remaining financial obligations for the Liquidating Trust have been met.

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

Liquidation Basis of Accounting and Plan of Liquidation

The liquidation basis of accounting was adopted by the Trust in executing the Plan of Liquidation for all periods subsequent to March 22, 2016, and will continue as the basis of accounting for the Trust. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The precise nature, amount and timing of any future distribution to our Beneficiaries will depend on and could be delayed by, among other things, claim settlements with creditors, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable on any future litigation matters, and unexpected or greater than expected expenses. Claims, liabilities and future expenses for administering the trust, although currently declining in the aggregate, will continue to be incurred until termination of the Trust. These costs will reduce the amount of net assets available for ultimate distribution to Beneficiaries.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Any increases in the amount of estimated costs to be incurred during liquidation or decreases in the estimated realizable value of assets will reduce the amount of net assets available for ultimate distribution to the trust beneficiaries

On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including expenses of the Trustee, legal expenses, accounting expenses, tax expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2016, such costs were estimated at approximately $900 thousand. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Liquidation. If there are delays in executing the Plan of Liquidation, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On March 22, 2016, the remaining net book value of assets of the Partnership, consisting primarily of approximately $3.3 million in cash, two held for sale properties with an estimated net sales value of approximately $16.2 million, and liabilities of $2.3 million, were transferred to the Trust.

As of December 31, 2016, the value of net assets in liquidation of the Trust totaled $5.3 million, as follows:

Assets

As of December 31, 2016, the Trust retained approximately $6.2 million in liquidation value assets, comprised entirely of cash. These funds were available for liquidating distributions. On January 30, 2017, the Trust made a liquidating distribution of approximately $3 million. It is anticipated that another distribution will be made from the Trust to Beneficiaries before the end of 2017, after all the remaining financial obligations for the Liquidating Trust have been met. However, there can be no assurance that there will be sufficient funds available to make any such future liquidating distribution.

Liabilities

As of December 31, 2016, the Trust has estimated that it will incur approximately $900 thousand in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, Beneficiary correspondence and miscellaneous other expected future costs.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets. An unaudited statement of operations for the period representing the current year prior to the existence of the Trust has been provided for informational purposes.

Changes in Net Assets:

December 31,
2016
Net assets in liquidation	$5,282,000
Number of beneficial units outstanding	544,043
Net asset value per unit	$9.71

For the period March 22, 2016 to December 31, 2016

Net assets in liquidation decreased by approximately $11.9 million, during the period March 22, 2016 to December 31, 2016. The decrease in our net assets in liquidation is the result of net costs to conduct the Trust’s continuing operations and due to the Trustee having authorized, pursuant to the Trust Agreement, a liquidating distribution in the amount of $11.9 million to the Beneficiaries of the Trust, which amount was to be apportioned pro rata according to their Beneficial Interests.

Liquidity and Capital Resources

We believe that our cash and cash equivalents balance of approximately $6.2 million should provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2016. While we anticipate that our existing cash and cash equivalents balance will be sufficient to fund our cash needs for expenses related to completion of the Plan of Liquidation for the next twelve months, we can provide no assurances that this will be the case.

At December 31, 2016, our cash and cash equivalents were held in bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan of Liquidation.

Off Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2016 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement and all banking arrangements.

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

There have not been any changes in the Trust’s internal control over financial reporting identified in connection with Management’s Report that occurred during the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. Rancon Financial Corporation, as Trustee, manages the business affairs and assets of the Trust.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership during the fiscal year ended December 31, 2016, the Trust believes that, during such fiscal year all such ownership reports were filed on a timely basis.

Code of Ethics

The Trust has not adopted a “code of ethics” as defined in rules adopted by the SEC.  Because the Trust does not have any employees, the Trust has determined that adopting a code of ethics would not appreciably improve the Trust’s ability to deter wrongdoing or promote the conduct set forth in such SEC rules.

Item 11.	Executive Compensation

As of December 31, 2016, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust. The Trustee does not receive any compensation.

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

During the years ended December 31, 2016 and 2105, the Partnership distributed $0 and $375,000 to the General Partner. In 2016 and 2015, the Partnership paid fees, as described in more detail in Note 4 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which held 11.22% of the Units of Beneficial Interest as of December 31, 2016. Other than fees to Glenborough LLC, in 2016 and 2015, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2016 and 2015.

Item 14.	Principal Accountant Fees and Services

Not applicable.

Part IV

Item 15.	Exhibits and Unaudited Financial Statement Schedules

(a)(1)	Financial Statements and Financial Statement Schedules.

(a)(2)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited financial statements or related notes.

(a)(3)	Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b)	Exhibits:

See item 15(a)(3) above.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited financial statements or related notes.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management determined that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

March 17, 2017

The Rancon Realty Fund IV Liquidating Trust

Statement of Net Assets in Liquidation

As of December 31, 2016

(unaudited)

Assets
Cash and cash equivalents	$6,165,000

Liabilities
Costs to be incurred during liquidation	883,000

Net assets in liquidation	$5,282,000

The accompanying notes are an integral part of this unaudited financial statement.

Rancon Realty Fund IV, A California Limited Partnership

Statement of Operations

For the Period January 1, 2016 to March 21, 2016

(unaudited)

Operating revenue	$97,000
Operating expenses:
Property operating expenses	46,000
General and administrative	211,000
Total operating expenses	257,000

Net loss from operations	$(160,000)

The accompanying notes are an integral part of this unaudited financial statement.

The Rancon Realty Fund IV Liquidating Trust

Statement of Changes in Net Assets in Liquidation

For the Period March 22, 2016 to December 31, 2016

(unaudited)

Net assets in liquidation, beginning of period	$—
Changes in net assets in liquidation:
Transfer from the Partnership	19,567,000
Costs to be incurred during liquidation	(2,285,000)
Net change in net assets in liquidation	17,282,000

Amount of authorized distributions	12,000,000

Net increase in net assets in liquidation	5,282,000
Net assets in liquidation, end of period	$5,282,000

The accompanying notes are an integral part of this unaudited financial statement.

The Rancon Realty Fund IV Liquidating Trust

Notes to Unaudited Financial Statements

Note 1. Description of Business

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to The Rancon Realty Fund IV Liquidating Trust. The use of “the Partnership” refers to Rancon Realty Fund IV, A California Limited Partnership, except where the context otherwise requires.

On March 21, 2016, Rancon Financial Corporation, as Trustee (the “Trustee”), formed the Trust by entering into the Liquidating Trust Agreement (the “Liquidating Trust Agreement”), for the creation and operation of The Rancon Realty Fund IV Liquidating Trust (the “Liquidating Trust” or the “Trust”). In accordance with the Liquidating Trust Agreement, on March 21, 2016, the Partnership transferred all of its remaining assets to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions of the Liquidating Trust Agreement. Also as of March 21, 2016, the Partners, as beneficiaries of the Liquidating Trust (“Beneficiaries”), received beneficial interests in the Liquidating Trust (the “Beneficial Interests”). The purpose of the Trust is to provide for the orderly liquidation of the assets transferred to it by the Partnership, to pay the liabilities of the Partnership and the expenses of administering the Liquidating Trust, and to make liquidating distributions to the Beneficiaries in accordance with their Beneficial Interests. The Liquidating Trust does not have any employees, officers or directors. The existence of the Liquidating Trust will terminate upon a date determined by the Trustee (the “Termination Date”) after the Trustee has distributed to all Beneficiaries, other than Beneficiaries who cannot be located (“Missing Beneficiaries”), all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, which is intended to take place within three years from the date of the Liquidating Trust’s formation; provided that the Trustee has the discretion to delay such final distribution if in its good faith determination it should not be made at that time, so long as such date is no more than 21 years after the date of the Liquidating Trust Agreement. The existence of the Liquidating Trust may, however, be extended beyond such three year term if the Trustee determines that the final distribution should not be made at that time. Notwithstanding such termination of the Liquidating Trust and the Trust Agreement on the Termination Date, the Liquidating Trust shall continue to exist for the purpose of winding up its affairs, collecting and discharging its remaining obligations, and disposing of its remaining assets, including disposing of any assets that are distributable to Missing Beneficiaries in accordance with applicable state laws regarding escheatment and abandoned property.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The liquidation basis of accounting was adopted by the Partnership in executing the Plan of Liquidation for all periods subsequent to March 21, 2016, and will continue as the basis of accounting for the Trust. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Claims, liabilities and future expenses for operation of the Liquidating Trust will continue to be incurred until the Trust is terminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities and expenses. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Cash and Cash Equivalents

As of December 31, 2016, cash and cash equivalents total approximately $6,165,000 which consist of funds held in bank deposit accounts.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have, a material impact on the Trust’s financial statements.

Concentration of Credit Risk - Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk consist of cash and cash equivalents balances maintained in financial institutions that are, in part, in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2016, the Trust held cash and cash equivalents and restricted cash of approximately $5,915,000 in excess of the FDIC insurance limits.

Financial Instruments

Our net assets in liquidation as of December 31, 2016 include the following financial instruments: cash and cash equivalents and accrued expenses. As our financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement amounts, respectively.

Costs to be incurred during liquidation

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2016, such costs were estimated at approximately $900,000. Our estimates are based on assumptions regarding costs to be incurred in executing the Trust Agreement, as described above in Note 1. The actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Income Taxes

We are treated as a partnership for federal income tax purposes and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by us. Our beneficiaries will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by us and will be required to report on his or her federal, state or foreign tax return his or her pro rata share of taxable income, including gains and losses recognized by us. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Note 3. Commitments and Contingencies

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

Note 4. Related Party Transactions

Glenborough LLC earned fees from the Trustee as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement was in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Trustee. The terms and conditions of the Agreement were to perform services for the following fees for the year ended December 31, 2016:

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying unaudited statements of operations	$ 12,000

(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	27,000

(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	500,000

(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	7,000

(v) a sales fee of 1% for all properties which was included in gains on sale of assets in the accompanying consolidated statements of operations	174,000

(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	-

(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	-

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2016, Glenborough Property Partners, an affiliate of Glenborough LLC, held 7,386 or 11.22% of the beneficial interests.

Note 5. Subsequent Event

On January 30, 2017, the Trust made its second distribution to Beneficiaries as part of the Plan of Liquidation. The distribution represented approximately $6 per Liquidating Trust unit and was paid from the cash available for distribution as a result of the sale of the remaining parcels of the Promotional Retail I property to Beneficiaries of record as of January 1, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RANCON REALTY FUND IV LIQUIDATING TRUST

	By:	Rancon Financial Corporation
a California corporation
its Trustee

Date: March 17, 2017	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, Chairman

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(2.1)	Plan of Liquidation of the Partnership dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-14207, is incorporated herein by reference).

(2.2)	Liquidating Trust Agreement of the Trust, dated March 21, 2016 (included as Exhibit 99.1 to the Form 8-K dated March 25, 2016, file number 0-14207, is incorporated herein by reference).

(3.1)	Second Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), file number 2-90327), is incorporated herein by reference.

(3.2)	First Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, dated March 11, 1991 (included as Exhibit 3.2 to 10-K dated October 31, 1992, file number 0-14207), is incorporated herein by reference.

(3.3)	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 27, 2014 (included as Exhibit 3.1 to Form 8-K dated March 27, 2014, file number 0-14207, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF IV Tri-City Limited Partnership, a Delaware limited Partnership of which Rancon Realty Fund IV, a California Limited Partnership is the limited partner (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-14207), is incorporated herein by reference.

(10.1)	First Amendment to the Second Amended Management, Administration and Consulting Agreement and amendment thereto for services rendered by Glenborough Corporation, dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-14207), is incorporated herein by reference.

(10.2)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, file number 0-14207), is incorporated herein by reference.

(10.3)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004), is incorporated herein by reference.

(10.4)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.5)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.6)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(10.7)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2010 (filed as Exhibit 10.4 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2010), is incorporated herein by reference.

(31)	Section 302 Certification of Daniel L. Stephenson, Chairman of the Trustee of the Trust.

(32)	Section 906 Certification of Daniel L. Stephenson, Chairman of the Trustee of the Trust.*

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

